Form 10QSB
period 2000-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2000-05-15
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from________ to________.

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          WEST VIRGINIA                                   55-0770610
(State or other jurisdiction of              (I.R.S. Employer Identification No)
incorporation or organization)

                             990 ELMER PRINCE DRIVE
                                  P. O. BOX 656
                      MORGANTOWN, WEST VIRGINIA 26507-0656
               (Address of principal executive offices, zip code)

                                  304-598-2000
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                YES [ ] NO [ X ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 2000, the number of shares outstanding of the registrant's only class of common stock was 1,200,000.

Transitional Small Business format (check one):   YES [ ] NO [ X ]

Centra Financial Holdings, Inc.


Part I. Financial Information

Item 1.        Financial Statements

               The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-5 of this report.

                   Consolidated Statements of Condition at March 31, 2000 and December 31, 1999

                   Consolidated Statement of Income for the Quarter ended March 31, 2000

                   Consolidated Statement of Stockholders' Equity at March 31, 2000

                   Consolidated Statement of Cash Flows for the Quarter Ended March 31, 2000

                   Notes to Consolidated Financial Statements

               These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal recurring nature. Operating results for the three-month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

               The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risk and uncertainty. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors could cause Centra's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

               Management's Discussion and Analysis of Results of Operations and Financial Condition is included on pages 7-16 of this report.

Item 3.        Quantitative and Qualitative Disclosure of Market Risk

               The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition

                                                                                    MARCH 31          DECEMBER 31
                                                                                       2000               1999
                                                                                ------------------------------------
ASSETS
Cash and due from banks                                                            $ 1,191,952        $    25,000
Interest-bearing deposits in other banks                                                56,000             31,011
Federal funds sold                                                                   9,625,090          2,637,541
                                                                                ------------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS          10,873,042          2,693,552

Available-for-sale securities, at fair value                                        10,921,437          7,383,171

Loans, net of unearned income                                                        7,667,004                 --
Allowance for loan losses                                                             (115,000)                --
                                                                                ------------------------------------
                                                                 NET LOANS           7,552,004                 --

Premises and equipment                                                               1,110,760            316,200
Other assets                                                                           704,893            120,180
                                                                                ------------------------------------
                                                              TOTAL ASSETS         $31,162,136        $10,513,103
                                                                                ====================================

LIABILITIES
Demand                                                                             $   631,993        $        --
Interest-bearing demand                                                                579,927                 --
Savings and money market accounts                                                   15,237,184                 --
Savings certificates                                                                   854,027                 --
Large denomination certificates                                                      1,315,095                 --
                                                                                ------------------------------------
                                                            TOTAL DEPOSITS          18,618,226                 --

Short-term borrowings                                                                1,245,290                 --
Other liabilities                                                                      218,961            199,254
                                                                                ------------------------------------
                                                         TOTAL LIABILITIES          20,082,477            199,254

STOCKHOLDERS' EQUITY

Common stock, $1 par value, 1,900,000 authorized,
   1,200,000 outstanding                                                             1,200,000          1,200,000
Additional paid-in capital                                                          10,800,000         10,800,000
Stock subscriptions receivable                                                               -         (1,202,000)
Accumulated deficit                                                                   (894,112)          (464,786)
Accumulated other comprehensive loss                                                   (26,229)           (19,365)
                                                                                ------------------------------------
                                                              TOTAL EQUITY          11,079,659         10,313,849
                                                                                ------------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $31,162,136        $10,513,103
                                                                                ====================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
Quarter Ended March 31, 2000


INTEREST INCOME
Loans, including fees                                                                                  $  65,099
Securities available-for-sale                                                                            102,619
Interest-bearing bank balances                                                                               639
Federal funds sold                                                                                        77,980
                                                                                                    ---------------
                                                                       TOTAL INTEREST INCOME             246,337

INTEREST EXPENSE
Deposits                                                                                                  67,132
Short-term borrowings                                                                                      5,590
                                                                                                    ---------------
                                                                      TOTAL INTEREST EXPENSE              72,722
                                                                                                    ---------------
                                                                         NET INTEREST INCOME             173,615

Provision for loan losses                                                                                115,000
                                                                                                    ---------------
                                         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              58,615

OTHER INCOME
Service charges on deposit accounts                                                                          429
Safe deposit                                                                                               1,169
Other                                                                                                      2,201
                                                                                                    ---------------
                                                               TOTAL OTHER OPERATING REVENUE               3,799

Loss on sales of securities                                                                                 (495)
                                                                                                    ---------------
                                                                          TOTAL OTHER INCOME               3,304

OTHER EXPENSE
Salary and employee benefits                                                                             224,943
Occupancy expense                                                                                         74,821
Equipment expense                                                                                         32,257
Advertising                                                                                               12,788
Professional fees                                                                                          9,155
Data processing                                                                                           26,087
Other                                                                                                    111,194
                                                                                                    ---------------
                                                                         TOTAL OTHER EXPENSE             491,245

Net loss before income tax expense                                                                      (429,326)

Income taxes
   Federal                                                                                                    --
   State                                                                                                      --
                                                                                                    ---------------
                                                                          TOTAL INCOME TAXES                  --
                                                                                                    ---------------
                                                                                    NET LOSS           $(429,326)
                                                                                                    ===============

Loss per share (basic and diluted)                                                                        $(0.04)
Weighted average shares outstanding (basic and diluted)                                               11,567,000

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

                                                                                        ACCUMULATED
                                              ADDITIONAL      STOCK                        OTHER
                                   COMMON      PAID-IN    SUBSCRIPTIONS  ACCUMULATED   COMPREHENSIVE
                                   STOCK       CAPITAL      RECEIVABLE     DEFICIT         LOSS          TOTAL
                                ------------------------------------------------------------------------------------
Balance, January 1, 2000         $1,200,000   $10,800,000   $(1,202,000)  $(464,786)     $(19,365)     $10,313,849
Issuance of common stock                                      1,202,000          --            --        1,202,000
Comprehensive loss:
   Net loss for the three
   months ended March 31, 2000           --            --            --    (429,326)           --         (429,326)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities of $7,359,
       net of reclassification
       adjustment for losses
       included in net income
       of $495                                                                             (6,864)          (6,864)
                                                                                                       -------------
   Total comprehensive loss                                                                               (436,190)
                                ------------------------------------------------------------------------------------
Balance, March 31, 2000          $1,200,000   $10,800,000   $        --   $(894,112)     $(26,229)     $11,079,659
                                ====================================================================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Quarter Ended March 31, 2000

OPERATING ACTIVITIES
Net loss                                                                                             $   (429,326)
Adjustments to reconcile net loss to net cash used in operating activities:
   Accretion of discounts on securities                                                                   (62,664)
   Provision for loan losses                                                                              115,000
   Depreciation                                                                                            20,000
   Increase in accrued expenses                                                                            19,707
   Increase in other assets                                                                              (584,713)
                                                                                                    ----------------
                                                        NET CASH USED IN OPERATING ACTIVITIES            (921,996)

INVESTING ACTIVITIES
Purchases of premises and equipment                                                                      (814,560)
Purchases of available-for-sale securities                                                             (4,966,880)
Sales and maturities of securities                                                                      1,484,414
Net increase in loans made to customers                                                                (7,667,004)
                                                                                                    ----------------
                                                        NET CASH USED IN INVESTING ACTIVITIES         (11,964,030)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                                              16,449,104
Net increase in savings certificates                                                                    2,169,122
Net increase in securities sold under agreement to repurchase                                           1,245,290
Proceeds of stock offering                                                                              1,202,000
                                                                                                    ----------------
                                                    NET CASH PROVIDED BY FINANCING ACTIVITIES          21,065,516
                                                                                                    ----------------

                                                        INCREASE IN CASH AND CASH EQUIVALENTS           8,179,490

Cash and cash equivalents, beginning of period                                                          2,693,552
                                                                                                    ----------------
                                                     CASH AND CASH EQUIVALENTS, END OF PERIOD        $ 10,873,042
                                                                                                    ================

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a newly formed (September 27,
1999), full service commercial bank chartered under the laws of the State of West Virginia. Centra Bank commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra Financial) was formed on October 25, 1999 for purposes of becoming a one bank holding company to hold all of the outstanding stock of Centra Bank. It is anticipated that shares of Centra Bank will be exchanged for shares of Centra Financial in the second quarter of 2000. The Company expensed all costs of start-up activities including activities related to organizing the new entity. Start-up costs include training costs, consulting fees, utilities and related expenses during the pre-opening period.

NOTE B - BASIS OF PRESENTATION

The accounting and reporting policies of Centra conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Financial Statements included in the audited financial statements of Centra Bank, Inc. as of and for the period then ended December 31, 1999, filed on Form S-4 with the Securities and Exchange Commission on March 14, 2000.

NOTE C - NET INCOME PER COMMON SHARE

Basic net income per common share excludes any dilutive effects of stock options and is computed by dividing net income by the average common shares outstanding during the period. Diluted net income per common share is computed by dividing net income by the average common shares outstanding during the year adjusted for the dilutive effect of options under Centra's stock option plan (the Plan). No stock options have been issued under the Plan and, accordingly, the weighted-average shares are the same for both the basic and diluted net income per common share computations.

NOTE D - ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for quarterly and annual reporting beginning January 1, 2001. This Statement is not expected to impact Centra since Centra currently does not have derivative financial instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

         Quarter Ended March 31, 2000

         Net loss to:
            Average assets                                                                       (9.91)%
            Average stockholders' equity                                                        (15.16)
         Net interest margin                                                                      4.53
         Efficiency ratio (1)                                                                   276.89
         Average stockholders' equity to average assets                                          65.38
         Total loans to total deposits (end of period)                                           41.18
         Allowance for loan losses to total loans (end of period)                                 1.50
         Capital ratios:
            Tier 1 capital ratio                                                                 98.04
            Risk-based capital ratio                                                             98.28
            Leverage ratio                                                                       63.83
         Cash dividends as a percentage of net income                                             0.00
         Per share data:
            Book value per share                                                               $  9.23
            Market value per share, end of period (closing price)                                10.00
            Basic and diluted loss per share                                                     (0.04)

         (1) The efficiency ratio is a ratio of non-interest expense as a percentage of net interest income plus non-interest income. All non-recurring items are removed from the calculation of the Centra's efficiency ratio.

INTRODUCTION

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management's assessment of the financial results. Centra's wholly-owned banking subsidiary, Centra Bank, Inc., is the primary financial entity in this discussion. Unless we note otherwise, this discussion will be in reference to the bank.

The bank began operations February 14, 2000 at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine, and safe deposit rental facilities.

Centra was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

You should read this discussion and analysis in conjunction with the prior year-end audited bank financial statements and footnotes thereto included in a filing on Form S-4 on March 14, 2000 and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended March 31, 2000, Centra incurred a loss of $429,326. This loss is attributable to start up operating expenses that were only partially offset by net interest income and other operating revenue.

Net interest income totaled $173,615. This was offset by a loan loss provision of $115,000. The provision for loan losses, which is a product of management's formal analysis, is designed to reflect the quality of the loan portfolio and management of the inherent credit risks therein. It has been management's intent to maintain the allowance for loan losses at 1.5% of total loans during the start-up phase of bank operations.

Non-interest income, exclusive of security transactions, totaled $3,799. This income is minimal due to the short period of time that the bank was in operations. A loss of $495 was incurred on security transactions due to the liquidation of securities to fund loan growth.

INTEREST INCOME AND EXPENSE

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income remains the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

The bank's interest earning assets and interest-bearing liabilities changed significantly during the first quarter of 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Therefore, there has been a significant change in the mix of both assets and liabilities of the bank.

Net interest margin is calculated by dividing net interest income by interest earning assets. This ratio serves as performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the first quarter of 2000 was 4.53%. This margin will change as the ratio of "free" funds (non-interest bearing demand accounts and stockholders' equity) changes and assets are re-deployed from investments and federal funds sold to loans. Average loan balances have grown to $2,940,154 during the first quarter of 2000.

Management continuously monitors the effects of net interest margin on the performance of the bank. Net interest margin in future periods will be impacted by growth and mix of the balance sheet. Management believes that future net interest margins will continue to be pressured by the continual shifting of funding sources due to intense competition for deposits.

         AVERAGE BALANCES AND INTEREST RATES
         MARCH 31, 2000 - QUARTER TO DATE

                                                                                 INTEREST
                                                                  AVERAGE         INCOME/
                                                                  BALANCE         EXPENSE        YIELD
                                                               -----------------------------------------
         ASSETS
         Interest bearing deposits in banks                     $    28,308      $    639        9.08%
         Federal funds sold                                       5,278,396        77,980        5.94
         Investments:
            U.S. treasuries                                         499,314         7,006        5.61
            U.S. agencies                                         6,643,560        95,613        5.76

         Loans:
            Commercial                                            2,922,014        61,543        8.47
            Consumer                                                 21,091           758       14.45
            Real estate                                              61,543         2,798       18.19
            Allowance for loan losses                               (32,247)
                                                               -----------------------------------------
                                                 NET LOANS        2,972,401        65,099        8.81
                                                               -----------------------------------------

         Total earning assets                                    15,421,979       246,337        6.42%
         Cash and due from banks                                    640,457
         Other assets                                             1,355,606
                                                               --------------
         Total assets                                           $17,418,042
                                                               ==============

         LIABILITIES
         Deposits:
            Non-interest bearing demand                         $   307,618      $     --        0.00%
            NOW                                                     166,646         1,313        3.17
            Money market checking                                 4,501,626        57,460        5.13
            Savings                                                  25,290           151        2.40
            IRAs                                                     16,463           315        7.70
            CDs                                                     464,763         7,893        6.83
         Short-term borrowings                                      358,715         5,590        6.27
                                                               -----------------------------------------
                        TOTAL INTEREST BEARING LIABILITIES        5,841,121        72,722        5.01
                                                                                -----------

         Other liabilities                                          189,834
                                                               --------------
                                         TOTAL LIABILITIES        6,030,955

         EQUITY
         Common stock                                             1,200,000
         Paid-in capital                                         10,800,000
         Undivided profits                                         (591,688)
         Unrealized gains (losses)                                  (21,225)
                                                               --------------
                                              TOTAL EQUITY       11,387,087
                                                               --------------
                              TOTAL LIABILITIES AND EQUITY      $17,418,042
                                                               ==============

         Net interest spread                                                                     1.42
         Impact of non-interest bearing funds on margin                                          3.11
                                                                                               ---------
         Net interest income-margin                                              $173,615        4.53%
                                                                                ========================

PROVISION FOR LOAN LOSSES

The provision for loan losses is based upon management's evaluation of the adequacy of the allowance for loan losses and is reflective of the quality of the portfolio and overall management of the inherent credit risk. In the first quarter of 2000, the bank recorded a provision for loan losses of $115,000.

Due to start up nature of the bank and management's intention to maintain an allowance for loan losses of 1.5% of total loans outstanding, management anticipates the bank's loan loss provision for the year to approximate 1.5% of total loans. Management will continually evaluate the adequacy of the allowance for loan losses in consideration of loan delinquencies, portfolio risk and general economic conditions in our market and in the local and national economy.

NON-INTEREST INCOME

The bank's non-interest income is generated from cost recovery based fees related to deposit accounts and electronic banking revenue. Due to the start-up nature of the bank, non-interest income totaled $3,304 for the first quarter of 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees. Therefore, non-interest income is expected to be below our peers as the bank gains market share.

NON-INTEREST EXPENSE

For the three months ended March 31, 2000, non-interest expense totaled $491,245. Non-interest expense reflects all costs for the first quarter while the bank opened on February 14, 2000. This "mismatch" of expenses and revenues should be reduced as asset growth occurs. The predominant expense areas during the first quarter were salaries and benefits and occupancy expense.

For the quarter ended March 31, 2000, depreciation of leasehold improvements and furniture, fixtures and equipment totaled $20,000. Net occupancy expense totaled $74,821 in the first quarter of 2000. Depreciation expenses will increase in subsequent quarters due to full quarter's of operations.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the bank. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of fully-tax equivalent net interest income and non-interest income) as a key indicator of performance. Gains and losses on sales of investment securities are not included in the calculation of the bank's efficiency ratio. In the first quarter of 2000, the bank's efficiency ratio was 277% compared to industry averages of approximately 55%. This variation is due to incurring start up and normal operating expenses during the first quarter but generating relatively few interest earning assets. This ratio will decrease in future quarters.

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (9.91)% and (15.16)% respectively. These negative returns are the result of start up costs and minimal interest earning assets. It is anticipated that these losses will diminish in future periods.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the first quarter of 2000. While the bank is generating net operating losses to reduce future tax liabilities, a valuation allowance has been created to eliminate the tax benefit from the financial statements.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets increased $20.6 million since December 31, 1999. This is attributable to the bank commencing operations on February 14, 2000. Asset growth has occurred in all categories of deposits, short-term borrowings and loans. Investment securities and federal funds sold are utilized to temporarily invest funds pending anticipated loan demand.

Deposits have grown to $18.6 million as of March 31, 2000. Short-term borrowings have increased to $1.2 million.

Stockholders' equity has increased approximately $770,000 due to a combination of the $1.2 million collection of stock receivables from year-end offset by the first quarter loss.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $10.9 million as of March 31, 2000. This is an increase of $8.2 million from year-end. These balances will decrease in subsequent quarters due to loan demand and the acquisition of short-term government securities in lieu of federal funds sold.

Management believes the current balance of cash and cash equivalents adequately serves the bank's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of the bank are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable the bank to meet cash obligations and off-balance sheet commitments as they come due.

INVESTMENT SECURITIES

Investment securities totaled $10.9 million as of March 31, 2000. U.S. securities comprise the majority of the portfolio. This is an increase of $3.5 million from year-end.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of selling securities as well as interest rate risk management opportunities. At March 31, 2000, the amortized cost of the bank's investment securities totaled $10.9 million, resulting in unrealized depreciation in the investment portfolio of $26 thousand and a corresponding decrease in the bank's equity of $26 thousand.

Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for the bank. Through active balance sheet management and analysis of the investment securities portfolio, the bank maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

LOANS

The bank's lending is primarily focused in North Central, West Virginia, and consists primarily of retail lending, which includes single-family residential mortgages, consumer lending, and commercial lending. Loans totaled $7.7 million as of March 31, 2000.

The following table details total loans outstanding as of March 31, 2000:

         (dollars in thousands)

         Commercial                                                 $7,002
         Real estate, construction                                      --
         Real estate, mortgage                                         548
         Consumer                                                      117
                                                                  ----------
                                                  TOTAL LOANS       $7,667
                                                                  ==========

Commercial loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during 2000. The bank will continue to selectively lend to customers outside its primary market area.

LOAN CONCENTRATION

While the bank does have significant commercial loan balances, the bank does not have a concentration of its loan portfolio in any one industry. Due to the recent opening of the bank, management has been working closely with the West Virginia Department of Banking to assure that lending transactions meet applicable state and federal regulations.

ALLOWANCE FOR LOAN LOSSES

The allowance is maintained at a level believed to be adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, current economic conditions, volume and composition of the portfolio, and other inherent risks in the portfolio, current economic conditions, volume and composition of the portfolio, and other risks inherent in the portfolio.

The following table presents activity in the bank's allowance for loan losses for the first quarter of 2000:

         Allowance for losses, January 1                              $   --
         Charge-offs                                                      --
         Recoveries                                                       --
                                                                    ----------
         Net charge-offs                                                  --
         Provision for loan losses                                       115
                                                                    ----------
         Allowance for loan losses                                      $115
                                                                    ==========

The bank has no nonperforming, nonaccrual, other real estate owned, or delinquencies as of March 31, 2000.

Management monitors the loan portfolio through its Loan Review Function to determine the adequacy of the allowance for loan losses and considers it to be adequate at March 31, 2000. Management expects future loan loss provisions to continue to be significant in that 1.5% of new loans translates into the loan loss provision. The allowance for loan losses of 1.5% of total loans at March 31, 2000 is deemed to be adequate to absorb losses inherent in the portfolio.

OTHER ASSETS

Other assets increased by $585,000 as a result of an increase in the cash surrender value of life insurance policies purchased for certain executives of the bank during the first quarter of 2000.


FUNDING SOURCES

The bank considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $18.6 million at March 31, 2000.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank continues to offer a "special" 18-month and 30 month CD designed to compete with CD pricing in the bank's markets.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowings consisted of $1.2 million of corporate deposits held in overnight repurchase agreements at March 31, 2000.

CAPITAL/STOCKHOLDERS' EQUITY

Centra sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 and completed the issuance in February, 2000.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of March 31, 2000, no such dividends have been paid and dividend payments are not anticipated during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

Centra is subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Centra must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possible discretionary, actions by regulators that, if undertaken, could have a direct material effect on Centra's financial statements.

MARKET RISK MANAGEMENT

The objective of the bank's Asset/Liability Management function is to maintain consistent growth in net interest income within the bank's policy guidelines. This objective is accomplished through management of the bank's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Liquidity measures an organization's ability to meet cash obligations as they come due. During the quarter ended March 31, 2000, the bank generated cash primarily from increases in deposit accounts. The bank used cash flows of $7.7 million for the origination of loans and $5.0 million to acquire short-term government securities.

Additionally, management considers that portion of the loan portfolio that matures within one year and the maturities within one year in the investment portfolio as part of the bank's liquid assets. The bank's liquidity is monitored by its Asset/Liability Committee, which establishes and monitors ranges of acceptable liquidity. Management feels the bank's current liquidity position is acceptable.

The principal function of interest rate risk management is to maintain an appropriate relationship between those assets and liabilities that are sensitive to changing market interest rates. The bank closely monitors the sensitivity of its assets and liabilities on an ongoing basis and projects the effect of various interest rate changes on its net interest margin. Interest sensitive assets and liabilities are defined as those assets or liabilities that mature or reprice within a designated time-frame. The difference between rate sensitive assets and rate sensitive liabilities for a specified period of time is known as "gap".

To aid in interest rate management, the bank anticipates using FHLB advances as a low risk means of matching maturities of earning assets with interest bearing funds to achieve a desired interest rate spread over the life of the earning assets.

A commonly used measure of interest rate risk is the gap report. A gap report identifies the ratio of earning assets to interest bearing liabilities that will mature or reprice within a given time period. A sensitivity ratio of greater than 1.00 (positive gap) indicates that more earning assets than interest bearing liabilities will be subject to interest rate repricing during a given period. Thus, an increase in interest rates would tend to have a positive impact on net interest income, while a decline in rates would tend to have the opposite effect.

         COMPARATIVE RATE SENSITIVITY SUMMARY
         MARCH 31, 2000 (DOLLARS IN THOUSANDS)

                                                       0-3        4-12       1-3      OVER 3
                                                      MONTHS     MONTHS     YEARS      YEARS      TOTAL
                                                    ------------------------------------------------------
         EARNING ASSETS
         Interest bearing deposits in banks          $    56    $    --   $    --       $ --     $    56
         Federal funds sold                            9,625         --        --         --       9,625
         Investments                                   6,963      3,958        --         --      10,921
         Loans:                                                                                       --
            Non real estate                            6,923         27        52        430       7,432
            Real estate                                   --        101        20        114         235
            Allowance for loan losses                   (115)        --        --         --        (115)
                                                    ------------------------------------------------------
                            TOTAL EARNING ASSETS      23,452      4,086        72        544      28,154

         INTEREST BEARING LIABILITIES
         Deposits:
            NOW                                          580         --        --         --         580
            Money market checking                     15,146         --        --         --      15,146
            Savings                                       --         --        91         --          91
            CDs                                          235         --     1,884         50       2,169
         Short-term borrowings                            --      1,245        --         --       1,245
                                                    ------------------------------------------------------
              TOTAL INTEREST BEARING LIABILITIES      15,961      1,245     1,975         50      19,231
                                                    ------------------------------------------------------
         Interest sensitivity gap for the period     $ 7,491    $ 2,841   $(1,903)      $494     $ 8,923
                                                    ------------------------------------------------------
         Cumulative interest sensitivity gap         $ 7,491    $10,332   $ 8,429     $8,923
                                                    ======================================================
         Cumulate rate sensitivity ratio              146.93%    328.19%     3.65%  1,088.00%
                                                    ======================================================

EFFECTS OF INFLATION ON FINANCIAL STATEMENTS

Substantially all of the bank's assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

FUTURE OUTLOOK

Results of operations in the first quarter of 2000 represent the infancy stage of a typical de novo banking institution. The emphasis in future quarters will be to attract depositors and deploy those funds in the lending function. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology and to achieve critical mass to cover fixed costs inherent with the start-up of any new financial institution.

Future plans also include searching for additional branch locations that will compliment our delivery system and enable the bank to service a broader customer base. Also under consideration are additional ATM locations.

The bank is currently initiating internet and web banking. With this advanced technology, the bank will be able to service all customers, regardless of location and/or complexity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

ITEM 5. OTHER INFORMATION

On April 21, 2000, Centra Bank, Inc. held a special meeting of shareholders, at which shareholders voted upon and approved a merger/corporate reorganization that involved the formation of Centra Financial Holdings, Inc. to act as the bank holding company of Centra Bank, Inc. In the merger/corporate reorganization, each Centra Bank, Inc. shareholder became a shareholder of Centra Financial Holdings, Inc. and this holding company now owns all of the outstanding stock of Centra Bank, Inc.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule for the three months ended March 31, 2000.

(b) No other exhibits are required to be filed herewith.

(c) The corporation was not required to file a Form 8-K during the first quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                        CENTRA FINANCIAL HOLDINGS, INC.


                                    By:   /s/ Douglas J. Leech
                                       ----------------------------------------
                                          Douglas J. Leech
                                          President and Chief Executive Officer

                                    By:   /s/ Kevin D. Lemley
                                       ----------------------------------------
                                          Kevin D. Lemley
                                          Chief Financial Officer