Form 10QSB
period 2000-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2000-08-09
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to .

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          WEST VIRGINIA                                   55-0770610
  (State or other jurisdiction              (I.R.S. Employer Identification No)
of incorporation or organization)


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

         As of June 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 1,200,000.

Transitional Small Business format (check one):  YES  [  ]    NO  [ X ]

Centra Financial Holdings, Inc.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-5 of this report.

                Consolidated Statements of Condition at June 30, 2000 and
                  December 31, 1999
                Consolidated Statements of Income for the Six and Three Months
                  ended June 30, 2000
                Consolidated Statement of Stockholders' Equity at June 30, 2000 Consolidated Statement of Cash Flows for the Six Months ended
                  June 30, 2000
                Notes to Consolidated Financial Statements

           These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal recurring nature. Operating results for the six and three month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

           The Private Securities Litigation Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of
           Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (i.e. changes in the national and local economies, changes in the interest rate environment competition, etc.) could cause Centra's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

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

PART II.   OTHER INFORMATION

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

                                                                                       JUNE 30            DECEMBER 31
                                                                                         2000                1999
                                                                                      -----------         -----------
ASSETS
Cash and due from banks                                                               $ 1,378,461         $    25,000
Interest-bearing deposits in other banks                                                   56,000              31,011
Federal funds sold                                                                      5,881,287           2,637,541
                                                                                      -----------         -----------
                                           TOTAL CASH AND CASH EQUIVALENTS              7,315,748           2,693,552

Available-for-sale securities, at fair value (amortized cost of $10,474,394 at
   June 30, 2000 and $7,402,536 at December 31, 1999)                                  10,458,420           7,383,171

Loans, net of unearned income                                                          24,915,642                  --
Allowance for loan losses                                                                (374,000)                 --
                                                                                      -----------         -----------
                                                                 NET LOANS             24,541,642                  --

Premises and equipment, net                                                             1,529,851             316,200
Other assets                                                                              820,347             120,180
                                                                                      -----------         -----------
                                                              TOTAL ASSETS            $44,666,008         $10,513,103
                                                                                      ===========         ===========

LIABILITIES
Non - interest bearing demand deposits                                                $ 4,950,226         $        --
Interest-bearing demand deposits                                                        1,155,603                  --
Savings and money market deposit accounts                                              19,227,784                  --
Savings certificates                                                                    2,587,112                  --
Large denomination (over $100,000) certificates                                         2,591,071                  --
                                                                                      -----------         -----------
                                                            TOTAL DEPOSITS             30,511,796                  --

Short-term borrowings                                                                   3,302,857                  --
Other liabilities                                                                         282,783             199,254
                                                                                      -----------         -----------
                                                         TOTAL LIABILITIES             34,097,436             199,254

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 1,900,000 authorized,
   1,200,000 outstanding                                                                1,200,000           1,200,000
Additional paid-in capital                                                             10,800,000          10,800,000
Stock subscriptions receivable                                                                 --          (1,202,000)
Accumulated deficit                                                                    (1,415,454)           (464,786)
Accumulated other comprehensive loss                                                      (15,974)            (19,365)
                                                                                      -----------         -----------
                                                              TOTAL EQUITY             10,568,572          10,313,849
                                                                                      -----------         -----------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $44,666,008         $10,513,103
                                                                                      ===========         ===========

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited)

                                                                                SIX MONTHS         THREE MONTHS
                                                                                  ENDED               ENDED
                                                                                 JUNE 30             JUNE 30
                                                                                   2000                2000
                                                                                -----------        ------------
INTEREST INCOME
Loans, including fees                                                           $   420,216         $   355,117
Securities available-for-sale                                                       277,095             174,476
Interest-bearing bank balances                                                          810                 171
Federal funds sold                                                                  185,223             107,243
                                                                                -----------         -----------
                                                   TOTAL INTEREST INCOME            883,344             637,007

INTEREST EXPENSE
Deposits                                                                            365,119             297,987
Short-term borrowings                                                                33,260              27,670
                                                                                -----------         -----------
                                                  TOTAL INTEREST EXPENSE            398,379             325,657
                                                                                -----------         -----------
                                                     NET INTEREST INCOME            484,965             311,350

Provision for loan losses                                                           374,000             259,000
                                                                                -----------         -----------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            110,965              52,350

OTHER INCOME
Service charges on deposit accounts                                                   7,361               6,932
Safe deposit                                                                          1,799                 630
Other                                                                                14,171              11,970
                                                                                -----------         -----------
                                           TOTAL OTHER OPERATING REVENUE             23,331              19,532

Loss on sales of securities                                                            (495)                 --
                                                                                -----------         -----------
                                                      TOTAL OTHER INCOME             22,836              19,532

OTHER EXPENSE
Salary and employee benefits                                                        497,138             272,195
Occupancy expense                                                                   141,823              67,002
Equipment expense                                                                    96,763              64,506
Advertising                                                                          54,023              41,235
Professional fees                                                                    20,109              10,954
Data processing                                                                      49,025              22,938
Other                                                                               225,588             114,394
                                                                                -----------         -----------
                                                     TOTAL OTHER EXPENSE          1,084,469             593,224
                                                                                -----------         -----------
Net loss before income taxes                                                       (950,668)           (521,342)

Income taxes:
   Federal                                                                               --                  --
   State                                                                                 --                  --
                                                                                -----------         -----------
                                                      TOTAL INCOME TAXES                 --                  --
                                                                                -----------         -----------
                                                                NET LOSS        $  (950,668)        $  (521,342)
                                                                                ===========         ===========

Basic and diluted loss per share                                                $     (0.81)        $     (0.43)
Basic and diluted weighted average shares outstanding                             1,178,350           1,200,000

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
(Unaudited)


                                                                                                 ACCUMULATED
                                               ADDITIONAL         STOCK                             OTHER
                                 COMMON         PAID-IN       SUBSCRIPTIONS     ACCUMULATED     COMPREHENSIVE
                                 STOCK          CAPITAL         RECEIVABLE        DEFICIT            LOSS          TOTAL
                               --------------------------------------------------------------------------------------------
Balance, January 1, 2000       $1,200,000     $10,800,000      $(1,202,000)      $(464,786)        $(19,365)    $10,313,849
Issuance of common stock               --              --        1,202,000              --               --       1,202,000
Comprehensive loss:
  Net loss                             --              --               --        (950,668)              --        (950,668)

  Other comprehensive loss:
    Unrealized gain on
      available-for-sale
      securities of $2,896,
      net of
      reclassification
      adjustment for losses
      included in net income
      of $495                                                                                         3,391           3,391
                                                                                                                -----------
  Total comprehensive loss                                                                                         (947,277)
                               --------------------------------------------------------------------------------------------
Balance, June 30, 2000         $1,200,000     $10,800,000      $        --     $(1,415,454)        $(15,974)    $10,568,572
                               ============================================================================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Six Months Ended June 30, 2000
(Unaudited)

OPERATING ACTIVITIES
Net loss                                                                                             $   (950,668)
Adjustments to reconcile net loss to net cash used in operating activities:
   Accretion of discounts on securities                                                                  (196,707)
   Provision for loan losses                                                                              374,000
   Depreciation                                                                                            66,780
   Increase in other liabilities                                                                           83,529
   Increase in other assets                                                                              (700,167)
                                                                                                     ------------
                                                        NET CASH USED IN OPERATING ACTIVITIES          (1,323,233)

INVESTING ACTIVITIES
Purchases of premises and equipment                                                                    (1,280,431)
Purchases of available-for-sale securities                                                            (19,359,564)
Sales and maturities of available-for-sale securities                                                  16,484,414
Net increase in loans made to customers                                                               (24,915,642)
                                                                                                     ------------
                                                        NET CASH USED IN INVESTING ACTIVITIES         (29,071,223)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                                              25,333,612
Net increase in savings certificates                                                                    5,178,183
Net increase in short-term borrowings                                                                   3,302,857
Collection of stock subscriptions                                                                       1,202,000
                                                                                                     ------------
                                                    NET CASH PROVIDED BY FINANCING ACTIVITIES          35,016,652
                                                                                                     ------------

                                                        INCREASE IN CASH AND CASH EQUIVALENTS           4,622,196

Cash and cash equivalents, beginning of period                                                          2,693,552
                                                                                                     ------------
                                                     CASH AND CASH EQUIVALENTS, END OF PERIOD        $  7,315,748
                                                                                                     ============

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a newly formed (September 27,
1999), full service commercial bank chartered under the laws of the State of West Virginia. Centra Bank commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra Financial) was formed on October 25, 1999 for purpose of becoming a one-bank holding company to hold all of the outstanding stock of Centra Bank. The shares of Centra Bank were exchanged for shares of Centra Financial in the second quarter of 2000. The Company expensed all costs of start-up activities including activities related to organizing the new entity. Start-up costs included training costs, consulting fees, utilities and related expenses during the pre-opening period.

NOTE B - BASIS OF PRESENTATION

The accounting and reporting policies of Centra conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Financial Statements included in the annual report of Centra Bank, Inc. as of December 31, 1999.

NOTE C - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the average common shares outstanding during the period. Stock options were issued under the Centra Financial Holdings, Inc. Stock Option Plan (the Plan) in the second quarter. Because the option price and the market price of the stock are the same, there is no difference between primary and fully diluted earnings per share.

NOTE D - ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. FAS 133 is effective, as amended, for quarterly and annual reporting beginning January 1, 2001. This Statement is not expected to impact Centra because Centra currently does not have derivative financial instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

     At June 30, 2000 and for the Six and                                                SIX         THREE
        Three Months Ended June 30, 2000                                               MONTHS       MONTHS
                                                                                        ENDED        ENDED
                                                                                      --------     --------
     Net income to:
        Average assets                                                                  (6.96)%      (5.59)%
        Average stockholders' equity                                                   (17.21)      (19.35)
     Net interest margin - fixed                                                         3.93         3.66

     Average stockholders' equity to average assets                                     40.45        28.88
     Total loans to total deposits (end of period)                                      81.66        81.66
     Allowance for loan losses to total loans (end of period)                            1.50         1.50
     Capital ratios:
        Tier 1 capital ratio                                                            29.19        98.04
        Risk-based capital ratio                                                        29.55        98.28
        Leverage ratio                                                                  38.48        63.83
     Cash dividends as a percentage of net income                                        0.00         0.00
     Per share data:
        Book value per share                                                          $  8.81      $  9.23
        Market value per share, end of period (closing price)                           10.00        10.00
        Basic and diluted loss per share                                                (0.81)       (0.43)

INTRODUCTION

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management's assessment of the financial results. Centra's wholly-owned banking subsidiary, Centra Bank, Inc., is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000 at 990 Elmer Prince Drive in Morgantown, West Virginia. Accordingly, comparison of the results of operations for the three months ended June 30, 2000 with the results for the three months ended March 31, 2000 is not meaningful. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine, and safe deposit rental facilities.

Centra was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

You should read this discussion and analysis in conjunction with the prior year-end audited bank financial statements and footnotes thereto and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the six and three months ended June 30, 2000, Centra incurred losses of $950,668 and $521,342. These losses are attributable to start up operating expenses that were only partially offset by net interest income and other operating revenue.

Net interest income totaled $484,965 and $311,350 for the six months and three months ended June 30, 2000. Net interest income was offset by loan loss provisions of $374,000 and $259,000 for the six and three months ended June 30, 2000. The provision for loan losses, which is a product of management's formal quarterly analysis, is made in response to inherent risks in the loan portfolio.

Non-interest income, exclusive of security transactions, totaled $23,331 and $19,532 for the six and three months ended June 30, 2000. A loss of $495 was incurred on securities transactions for the six months ended June 30, 2000 due to the liquidation of securities to fund loan growth.

INTEREST INCOME AND EXPENSE

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

The bank's interest earning assets and interest-bearing liabilities changed significantly during the first six months of 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Therefore, there has been a significant change in the mix of both assets and liabilities of the bank.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the six and three months ended June 30, 2000 was 3.93% and 3.66% respectively. Average loan balances have grown from $2,972,401 in the first quarter to $15,585,164 in the second quarter. Net interest margin declined from 4.53% in the first quarter to 3.66% in the second quarter. This decline was expected as the bank's source of funds shifted from seed capital to interest bearing deposits and liabilities and funds were redeployed into loans.

Management continuously monitors the effects of net interest margin on the performance of the bank. Net interest margin in future periods will be impacted by growth and mix of the balance sheet. Management believes that future net interest margins will continue to be pressured by the continual shifting of funding sources due to intense competition for deposits.

AVERAGE BALANCES AND INTEREST RATES
         (UNAUDITED)

                                            SIX MONTHS ENDED JUNE 30, 2000          THREE MONTHS ENDED JUNE 30, 2000
                                       ---------------------------------------    ------------------------------------
                                                       INTEREST                                   INTEREST
                                         AVERAGE        INCOME/         YIELD/      AVERAGE        INCOME/      YIELD/
                                         BALANCE        EXPENSE          COST       BALANCE        EXPENSE       COST
                                       -----------     ---------        ------    -----------     ---------     ------
ASSETS
Interest bearing deposits in banks     $    47,912      $    810          3.40%   $    56,253      $    171      1.22%
Federal funds sold                       6,079,546       185,223          6.13      6,880,696       107,243      6.27
Investments:
   U.S. treasuries                         499,411        14,107          5.65        499,507         7,101      5.69
   U.S. agencies                         8,902,618       262,988          5.91     11,161,676       167,375      6.00

Loans:
   Commercial                            7,772,848       342,028          8.85     12,623,648       280,485      8.94
   Consumer                                350,639        19,846         11.38        680,220        19,088     11.29
   Real estate                           1,290,842        58,342          9.04      2,520,142        55,544      8.86
   Allowance for loan losses              (135,547)           --            --       (238,846)           --      0.00
                                       -----------      --------         -----    -----------      --------     -----
                          NET LOANS      9,278,782       420,216          9.11     15,585,164       355,117      9.16
                                       -----------      --------         -----    -----------      --------     -----
Total earning assets                    24,808,269       883,344          7.16     34,183,296       637,007      7.49
Cash and due from banks                    921,263                                  1,213,333
Other assets                             1,738,879                                  2,122,152
                                       -----------                                -----------
                       TOTAL ASSETS    $27,468,411                                $37,518,781
                                       ===========                                ===========
LIABILITIES
Deposits:
   Non-interest bearing demand         $ 1,257,454      $     --                  $ 2,207,291      $     --
   NOW                                     567,764         9,371          3.32        968,881         8,058     10.15
   Money market checking                10,926,307       285,519          5.25     17,350,989       228,059     16.04
   Savings                                 111,385         1,476          2.66        197,480         1,325      8.19
   IRAs                                    152,972         5,059          6.65        289,481         4,744     19.99
   CDs                                   1,991,833        63,694          6.43      3,518,902        55,801      1.01
Short-term borrowings                    1,125,061        33,260          5.95      1,891,408        27,670      5.88
                                       -----------      --------         -----    -----------      --------     -----
 TOTAL INTEREST BEARING LIABILITIES     14,875,322       398,379          5.39     24,217,141       325,657      5.41
                                       -----------      --------         -----    -----------      --------     -----

Other liabilities                          224,387                                    258,940
                                       -----------                                -----------
                  TOTAL LIABILITIES     16,357,163                                 26,683,372

EQUITY
Common stock                             1,200,000                                  1,200,000
Paid-in capital                         10,800,000                                 10,800,000
Accumulated deficit                       (866,879)                                (1,142,070)
Unrealized gains (losses)                  (21,873)                                   (22,521)
                                       -----------                                -----------
                       TOTAL EQUITY     11,111,248                                 10,835,409
                                       -----------                                -----------
       TOTAL LIABILITIES AND EQUITY    $27,468,411                                $37,518,781
                                       ===========                                ===========
Net interest spread                                                       1.77                                   2.09
Impact of non-interest bearing
   funds on margin                                                        2.16                                   1.58
                                                                         -----                                  -----
Net interest income-margin                              $484,965          3.93%                    $311,350      3.66%
                                                        ========         =====                     ========     =====

PROVISION FOR LOAN LOSSES

The provision for loan losses for the six and three months ended June 30, 2000 was $374,000 and $259,000 respectively. The provision for loan losses is based upon management's continuing evaluation of the adequacy of the allowance for loan losses and overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Ultimately, management's efforts produce an allowance for loan losses that is appropriate in the circumstances for loan losses and in accordance with applicable accounting and regulatory standards

NON-INTEREST INCOME

The bank's non-interest income is generated from fees related to deposit accounts and electronic banking revenue. Due to the start-up nature of the bank, non-interest income totaled $22,836 and $19,532 for the six and three months ended June 30, 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, non-interest income is expected to be below peer institutions.

NON-INTEREST EXPENSE

For the six and three months ended June 30, 2000, non-interest expense totaled $1,084,469 and $593,224, respectively. Non-interest expense reflects all costs for the first six months while the bank opened on February 14, 2000. This "mismatch" of expenses and revenues should be reduced as the bank achieves critical mass. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses.

For the six and three months ended June 30, 2000, depreciation of leasehold improvements and furniture, fixtures and equipment totaled $66,780 and $46,780, respectively. Net occupancy expense totaled $141,823 and $67,002 in the six and three months ended June 30, 2000.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the bank. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start up expenses during the first six months of 2000, the relevancy of the efficiency ratio as an indicator of performance is minimal.

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (6.96)% and (17.21)% respectively. These negative returns are the result of start up costs and minimal interest earning assets. It is anticipated that these performance indicators will continue to migrate towards those of the bank's peers.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the six or three months ended June 30, 2000. While the bank is generating net operating losses that will reduce future tax liabilities, a valuation allowance has been established that eliminates the tax benefit from the financial statements until it is recognized.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $34.2 million since December 31, 1999. This is attributable to the bank commencing operations on February 14, 2000. Asset growth has occurred due to increases in loans and investments and was funded by increases in all categories of deposits and short-term borrowings. Investment securities and federal funds sold are utilized to temporarily invest funds pending anticipated loan demand.

Deposits have grown to $30.5 million as of June 30, 2000. Short-term borrowings have increased to $3.3 million.

Stockholders' equity has increased approximately $255,000 due to a combination of the $1.2 million collection of stock receivables from year-end offset by the loss incurred in the first six months of 2000.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $7.3 million as of June 30, 2000. This is an increase of $4.6 million from year-end. These balances will stabilize or decrease in subsequent quarters due to loan demand and the acquisition of short-term government securities in lieu of federal funds sold.

Management believes the current balance of cash and cash equivalents and investment and loan portfolios maturing within one year adequately serves the bank's liquidity and customer needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $10.5 million as of June 30, 2000. U.S. securities comprise the majority of the portfolio. This is an increase of $3.1 million from year-end.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2000, the amortized cost of the bank's investment securities totaled $10.5 million, resulting in unrealized depreciation in the investment portfolio of $16 thousand and a corresponding decrease in the bank's equity of $16 thousand.

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

LOANS

The bank's lending is primarily focused in north central West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $24.9 million as of June 30, 2000.

The following table details total loans outstanding as of June 30, 2000:

         (dollars in thousands)
         Commercial                                            $15,308
         Real estate, commercial                                 4,386
         Real estate, mortgage                                   4,120
         Consumer                                                1,102
                                                               -------
                                             TOTAL LOANS       $24,916
                                                               =======

Commercial loans constitute the largest component of the lending portfolio. This increase is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2000. The bank will continue to selectively lend to customers outside its primary market area.

LOAN CONCENTRATION

While the bank does have significant commercial loan balances, the bank does not have a concentration of its loan portfolio in any one industry. Due to the recent opening of the bank, management has been working closely with the West Virginia Department of Banking to assure that lending transactions meet applicable state and federal regulations.

ALLOWANCE FOR LOAN LOSSES

The allowance is maintained at a level believed to be adequate by management to absorb probable losses in the loan portfolio. Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Ultimately, management's efforts produce an allowance for loan losses that is appropriate in the circumstances for loan losses and in accordance with applicable accounting and regulatory standards.

The bank has experienced no charge offs in the six or three months ended June 30, 2000.

The bank has no nonperforming, nonaccrual, delinquent loans or other real estate owned as of June 30, 2000.

FUNDING SOURCES

The bank considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $30.5 million at June 30, 2000.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank continues to offer "special" deposit products in its markets to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowings consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. At June 30, 2000, short-term borrowings totaled $3.3 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 and completed the issuance in February, 2000.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of June 30, 2000, no such dividends have been paid and dividend payments are not anticipated during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

Liquidity measures an organization's ability to meet cash obligations as they come due. During the six months ended June 30, 2000, the bank generated cash primarily from increases in deposit accounts. The bank used cash flows of $24.9 million for the origination of loans and $2.9 million for the net acquisition of short-term government securities.

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

The bank manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The bank uses simulation techniques which attempt to measure the change in net interest income at various levels of interest rate changes, basic banking interest rate spreads, the shape of the yield curve, and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior.

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

COMPARATIVE RATE SENSITIVITY SUMMARY
JUNE 30, 2000 (DOLLARS IN THOUSANDS)
                                             0-3            4-12           1-3          OVER 3
                                            MONTHS         MONTHS         YEARS          YEARS         TOTAL
                                           --------        -------       -------        -------       --------
EARNING ASSETS
Interest bearing deposits in banks         $     56        $    --       $    --        $    --       $     56
Federal funds sold                            5,881             --            --             --          5,881
Investments                                   7,462          2,974            --             22         10,458
Loans:
   Non real estate                           17,746          2,617           219            623         21,205
   Real estate                                  175            110            --          3,426          3,711
   Allowance for loan losses                   (374)            --            --             --           (374)
                                           --------        -------       -------        -------       --------
                 TOTAL EARNING ASSETS        30,946          5,701           219          4,071         40,937

INTEREST BEARING LIABILITIES
Deposits:
   NOW                                        1,154             --            --             --          1,154
   Money market checking                     18,963             --            --             --         18,963
   Savings                                       --             --           269             --            269
   CDs                                          100            433         4,541            104          5,178
Short-term borrowings                         2,302          1,000            --             --          3,302
                                           --------        -------       -------        -------       --------
   TOTAL INTEREST BEARING LIABILITIES        22,519          1,433         4,810            104         28,866
                                           --------        -------       -------        -------       --------
Interest sensitivity gap for the period    $  8,427        $ 4,268       $(4,591)       $ 3,967       $ 12,071
                                           --------        -------       -------        -------       --------
Cumulative interest sensitivity gap        $  8,427        $12,965       $ 8,104        $12,071
                                           ========        =======       =======        =======       ========
Cumulate rate sensitivity ratio              137.42%        153.00%       128.18%        141.82%
                                           ========        =======       =======        =======       ========

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

FUTURE OUTLOOK

Results of operations in the first six months of 2000 represent the infancy stage of a typical de novo banking institution. The emphasis in future periods will be to attract depositors and deploy those funds in the lending function. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

The bank has already exceeded first year growth goals after approximately four months of operation and is approaching its year two goals. The challenge will be to achieve critical mass to cover fixed costs inherent with the start-up of any new financial institution.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank is introducing retail internet services in the third quarter and is currently using the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank is searching for additional branch locations that will compliment our delivery systems and enable the bank to service a broader customer base. The land for one branch site has been acquired and plans are underway to begin construction of the facility later in 2000. Also under consideration are additional ATM locations to further enhance our distribution network.



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



ITEM 7. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule for the six months ended June 30, 2000.

(b)  No other exhibits are required to be filed herewith.

(c) The corporation was not required to file a Form 8-K during the first six months of 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2000                       CENTRA FINANCIAL HOLDINGS, INC.


                                     By: /s/ Douglas J. Leech
                                         -------------------------------------
                                         Douglas J. Leech
                                         President and Chief Executive Officer


                                     By: /s/ Kevin D. Lemley
                                         -------------------------------------
                                         Kevin D. Lemley
                                         Chief Financial Officer