Form 10QSB
period 2000-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2000-11-07
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2000

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
      (State or other jurisdiction                (I.R.S. Employer
    of incorporation or organization)             Identification No)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of September 30, 2000, the number of shares outstanding of the registrant's only class of common stock was 1,200,000.

Transitional Small Business format (check one): YES [ ]  NO [X]

Centra Financial Holdings, Inc.
Part I.  Financial Information

Item 1.  Financial Statements

         The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-5 of this report.

                  Consolidated Statements of Condition at September 30, 2000 and
                    December 31, 1999
                  Consolidated Statements of Income for the Nine and Three
                    Months ended September 30, 2000
                  Consolidated Statement of Stockholders Equity for the Nine
                    Months ended September 30, 2000
                  Consolidated Statement of Cash Flows for the Nine Months ended
                    September 30, 2000
                  Notes to Consolidated Financial Statements

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal recurring nature. Operating results for the nine and three month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of
         Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (i.e. changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

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

Item 6.  Exhibits and Reports on Form 8-K

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Unaudited)

                                                                                  SEPTEMBER 30        DECEMBER 31
                                                                                       2000               1999
                                                                                  ----------------------------------
ASSETS
Cash and due from banks                                                            $ 2,962,772        $    25,000
Interest-bearing deposits in other banks                                                59,370             31,011
Federal funds sold                                                                   4,114,898          2,637,541
                                                                                  ----------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS           7,137,040          2,693,552

Available-for-sale securities, at fair value (amortized cost of $15,926,577 at
   September 30, 2000 and $7,402,536 at December 31, 1999)
                                                                                    15,920,622          7,383,171

Loans, net of unearned income                                                       35,744,572                 --
Allowance for loan losses                                                             (536,000)                --
                                                                                  ----------------------------------
                                                                 NET LOANS          35,208,572                 --

Premises and equipment, net                                                          1,988,911            316,200
Other assets                                                                         1,155,509            120,180
                                                                                  ----------------------------------
                                                              TOTAL ASSETS         $61,410,654        $10,513,103
                                                                                  ==================================

LIABILITIES
Non - interest bearing demand deposits                                             $ 5,853,431        $        --
Interest-bearing demand deposits                                                     2,034,724                 --
Savings and money market deposit accounts                                           23,931,803                 --
Savings certificates                                                                 6,860,506                 --
Large denomination (over $100,000) certificates                                      9,881,872                 --
                                                                                  ----------------------------------
                                                            TOTAL DEPOSITS          48,562,336                 --

Short-term borrowings                                                                2,279,962                 --
Other liabilities                                                                      284,243            199,254
                                                                                  ----------------------------------
                                                         TOTAL LIABILITIES          51,126,541            199,254

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 1,900,000 authorized,
   1,200,000 issued and outstanding                                                  1,200,000          1,200,000
Additional paid-in capital                                                          10,800,000         10,800,000
Stock subscriptions receivable                                                              --         (1,202,000)
Accumulated deficit                                                                 (1,709,932)          (464,786)
Accumulated other comprehensive loss                                                    (5,955)           (19,365)
                                                                                  ----------------------------------
                                                              TOTAL EQUITY          10,284,113         10,313,849
                                                                                  ----------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $61,410,654        $10,513,103
                                                                                  ==================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited)


                                                                                NINE MONTHS         THREE MONTHS
                                                                                   ENDED               ENDED
                                                                                SEPTEMBER 30        SEPTEMBER 30
                                                                                    2000                2000
                                                                                ----------------------------------
INTEREST INCOME
Loans, including fees                                                            $ 1,120,773          $  700,557
Securities available-for-sale                                                        502,071             224,976
Interest-bearing bank balances                                                           897                  87
Federal funds sold                                                                   260,878              75,655
                                                                                ----------------------------------
                                                   TOTAL INTEREST INCOME           1,884,619           1,001,275

INTEREST EXPENSE
Deposits                                                                             903,637             538,518
Short-term borrowings                                                                 71,779              38,519
                                                                                ----------------------------------
                                                  TOTAL INTEREST EXPENSE             975,416             577,037
                                                                                ----------------------------------
                                                     NET INTEREST INCOME             909,203             424,238

Provision for loan losses                                                            536,000             162,000
                                                                                ----------------------------------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES             373,203             262,238

OTHER INCOME
Service charges on deposit accounts                                                   21,188              13,827
Safe deposit                                                                           2,571                 772
Other                                                                                 33,649              19,478
                                                                                ----------------------------------
                                           TOTAL OTHER OPERATING REVENUE              57,408              34,077

Loss on sales of securities                                                             (495)                 --
                                                                                ----------------------------------
                                                      TOTAL OTHER INCOME              56,913              34,077

OTHER EXPENSE
Salary and employee benefits                                                         765,463             268,325
Occupancy expense                                                                    205,257              63,434
Equipment expense                                                                    167,427              70,664
Advertising                                                                           91,725              37,702
Professional fees                                                                     28,179               8,070
Data processing                                                                       80,657              31,632
Other                                                                                336,554             110,966
                                                                                ----------------------------------
                                                     TOTAL OTHER EXPENSE           1,675,262             590,793
                                                                                ----------------------------------
Net loss before income taxes                                                      (1,245,146)           (294,478)

Income taxes:
   Federal                                                                                --                  --
   State                                                                                  --                  --
                                                                                ----------------------------------
                                                      TOTAL INCOME TAXES                  --                  --
                                                                                ----------------------------------
                                                                NET LOSS         $(1,245,146)         $ (294,478)
                                                                                ==================================

Basic and diluted loss per share                                                      $(1.05)             $(0.25)
Basic and diluted weighted average shares outstanding                              1,185,619           1,200,000

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Nine Months Ended September 30, 2000
(Unaudited)

                                                                                        ACCUMULATED
                                              ADDITIONAL      STOCK                        OTHER
                                   COMMON      PAID-IN    SUBSCRIPTIONS  ACCUMULATED   COMPREHENSIVE
                                   STOCK       CAPITAL      RECEIVABLE     DEFICIT         LOSS          TOTAL
                                ------------------------------------------------------------------------------------
Balance, January 1, 2000         $1,200,000   $10,800,000   $(1,202,000)  $  (464,786)   $(19,365)     $10,313,849
Issuance of common stock                 --            --     1,202,000            --          --        1,202,000
Comprehensive loss:
   Net loss                              --            --            --    (1,245,146)         --       (1,245,146)
   Other comprehensive loss:
     Unrealized gain on
       available-for-sale
       securities of $12,915,
       net of
       reclassification
       adjustment for losses                                                               13,410           13,410
       included in net income
       of $495
                                                                                                       -------------
   Total comprehensive loss                                                                             (1,231,736)
                                ------------------------------------------------------------------------------------
Balance, September 30, 2000      $1,200,000   $10,800,000   $        --   $(1,709,932)   $ (5,955)     $10,284,113
                                ====================================================================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
Nine Months Ended September 30, 2000
(Unaudited)

OPERATING ACTIVITIES
Net loss                                                                                             $ (1,245,146)
Adjustments to reconcile net loss to net cash used in operating activities:
   Accretion of discounts on securities                                                                  (381,263)
   Loss on securities transactions                                                                            495
   Provision for loan losses                                                                              536,000
   Depreciation                                                                                           114,880
   Increase in other liabilities                                                                           84,989
   Increase in other assets                                                                            (1,035,329)
                                                                                                     ---------------
                                                        NET CASH USED IN OPERATING ACTIVITIES          (1,925,374)

INVESTING ACTIVITIES
Purchases of premises and equipment                                                                    (1,787,591)
Purchases of available-for-sale securities                                                            (51,627,192)
Sales and maturities of available-for-sale securities                                                  43,483,919
Net increase in loans made to customers                                                               (35,744,572)
                                                                                                     ---------------
                                                        NET CASH USED IN INVESTING ACTIVITIES         (45,675,436)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                                              31,821,757
Net increase in savings certificates                                                                   16,740,579
Net increase in short-term borrowings                                                                   2,279,962
Collection of stock subscriptions                                                                       1,202,000
                                                                                                     ---------------
                                                    NET CASH PROVIDED BY FINANCING ACTIVITIES          52,044,298
                                                                                                     ---------------

                                                        INCREASE IN CASH AND CASH EQUIVALENTS           4,443,488

Cash and cash equivalents, beginning of period                                                          2,693,552
                                                                                                     ---------------
                                                     CASH AND CASH EQUIVALENTS, END OF PERIOD        $  7,137,040
                                                                                                     ===============

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements


NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a newly formed (September 27,
1999), full service commercial bank chartered under the laws of the State of West Virginia. Centra Bank commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to hold all of the outstanding stock of Centra Bank. The shares of Centra Bank were exchanged for shares of Centra Financial in the second quarter of 2000. The Company expensed all costs of start-up activities including activities related to organizing the new entity. Start-up costs included training costs, consulting fees, utilities and related expenses during the pre-opening period.

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

NOTE C - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the average common shares outstanding during the period. Stock options were issued under the Centra Financial Holdings, Inc. Stock Option Plan (the Plan) in the second quarter. Because the option price and market price are the same, there is no difference between primary and fully diluted earnings per share.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

     At September 30, 2000 and for the Nine and                                         NINE         THREE
        Three Months Ended September 30, 2000                                          MONTHS       MONTHS
                                                                                        ENDED        ENDED
                                                                                    -------------------------
     Net income to:
        Average assets                                                                  (4.58)%      (2.18)%
        Average stockholders' equity                                                   (15.28)      (11.23)
     Net interest margin                                                                 3.70         3.46

     Average stockholders' equity to average assets                                     29.98        19.41
     Total loans to total deposits (end of period)                                      73.61        73.61
     Allowance for loan losses to total loans (end of period)                            1.50         1.50
     Capital ratios:
        Tier 1 capital ratio                                                            26.15        26.15
        Risk-based capital ratio                                                        27.40        27.40
        Leverage ratio                                                                  37.44        37.44
     Cash dividends as a percentage of net income                                        0.00         0.00
     Per share data:
        Book value per share                                                          $  8.57      $  8.57
        Market value per share, end of period                                           10.00        10.00
        Basic and diluted loss per share                                                (1.05)       (0.25)

Centra stock is not traded on an established exchange and there are no market makers. Information with respect to sales may not be available to Centra. Centra considers the initial offering price of the stock to be indicative of the current market value.

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

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the nine and three months ended September 30, 2000, Centra incurred losses of $1,245,146 and $294,478. These losses are attributable to start up operating expenses that were only partially offset by net interest income and other operating revenue.

Net interest income totaled $909,203 and $424,238 for the nine months and three months ended September 30, 2000. Loan loss provisions of $536,000 and $162,000 for the nine and three months ended September 30, 2000 offset net interest income. The provision for loan losses, which is a product of management's formal quarterly analysis, is made in response to inherent risks in the loan portfolio.

Non-interest income, exclusive of security transactions, totaled $57,408 and $34,077 for the nine and three months ended September 30, 2000. Centra incurred a loss of $495 on securities transactions for the nine months ended September 30, 2000 due to the liquidation of securities to fund loan growth.

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

The bank's interest earning assets and interest-bearing liabilities changed significantly during the first nine months of 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Therefore, there has been a significant change in the mix of both assets and liabilities of the bank.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the nine and three months ended September 30, 2000 was 3.70% and 3.46% respectively. Average loan balances have grown from $15,585,164 in the second quarter to $30,014,050 in the third quarter. Net interest margin declined from 3.66% in the second quarter to 3.46% in the third quarter. Centra expected this decline as the bank's source of funds shifted from seed capital to interest bearing deposits and liabilities and funds were redeployed into loans.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will impact net interest margin in future periods. As competition for deposits continues, management anticipates that future net interest margins will continue to be pressured by the continual shifting of funding sources.

AVERAGE BALANCES AND INTEREST RATES
         (UNAUDITED)

                                        NINE MONTHS ENDED SEPT. 30, 2000        THREE MONTHS ENDED SEPT. 30, 2000
                                        --------------------------------       -----------------------------------
                                                     INTEREST                                INTEREST
                                           AVERAGE    INCOME/     YIELD/         AVERAGE       INCOME/      YIELD/
                                           BALANCE    EXPENSE      COST          BALANCE       EXPENSE       COST
                                        --------------------------------       -----------------------------------
ASSETS
Interest bearing deposits in banks      $    55,637 $      897      2.15%      $    59,198   $       87        .58%
Federal funds sold                        5,635,281    260,878      6.18         4,756,408       75,655       6.33
Investments:
   U.S. treasuries                          499,495     21,070      5.62           499,662        6,963       5.57
   U.S. agencies                         10,433,654    481,001      6.15        13,462,445      218,013       6.48

Loans:
   Commercial                            13,087,096    898,162      9.17        23,600,066      556,135       9.37
   Consumer                                 697,730     54,279     10.39         1,384,365       34,432       9.89
   Real estate                            2,700,490    168,332      8.31         5,489,141      109,990       7.97
   Allowance for loan losses               (244,327)        --        --          (459,522)          --         --
                                        --------------------------------       -----------------------------------
                          NET LOANS      16,240,989  1,120,773      9.22        30,014,050      700,557       9.29
                                        --------------------------------       -----------------------------------

Total earning assets                     32,865,056  1,884,619      7.66        48,791,763    1,001,275       8.16
Cash and due from banks                   1,290,737                              2,033,375
Other assets                              2,146,396                              2,952,567
                                        -----------                            -----------
                       TOTAL ASSETS     $36,302,189                            $53,777,705
                                        ===========                            ===========

LIABILITIES
Deposits:
   Non-interest bearing demand          $ 2,189,238 $       --                 $ 4,032,548   $       --
   NOW                                      924,225     24,301      3.51         1,629,398       14,930       3.65
   Money market checking                 14,402,270    581,029      5.39        21,278,631      295,509       5.52
   Savings                                  227,178      4,923      2.89           456,248        3,459       3.02
   IRAs                                     351,305     17,977      6.84           743,659       12,906       6.90
   CDs                                    5,406,739    275,407      6.80        12,162,312      211,714       6.93
Short-term borrowings                     1,658,321     71,779      5.78         2,713,249       38,519       5.65
                                        --------------------------------       -----------------------------------
 TOTAL INTEREST BEARING LIABILITIES      22,970,038    975,416      5.67        38,983,497      577,037       5.88
                                                    ----------                               ----------

Other liabilities                           258,224                                325,164
                                        -----------                            -----------
                  TOTAL LIABILITIES      25,417,500                             43,341,209

EQUITY
Common stock                              1,200,000                              1,200,000
Paid-in capital                          10,800,000                             10,800,000
Accumulated deficit                      (1,096,505)                            (1,550,765)
Unrealized gains (losses)                   (18,806)                               (12,739)
                                        -----------                            -----------
                       TOTAL EQUITY      10,884,689                             10,436,496
                                        -----------                            -----------
       TOTAL LIABILITIES AND EQUITY     $36,302,189                            $53,777,705
                                        ===========                            ===========

Net interest spread                                                 1.99                                      2.28
Impact of non-interest bearing
   funds on margin                                                  1.71                                      1.18
                                                                   -----                                     -----
Net interest income-margin                          $  909,203      3.70%                    $  424,238       3.46%
                                                    ====================                     =====================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the nine and three months ended September 30, 2000 was $536,000 and $162,000 respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards

NON-INTEREST INCOME

Fees related to deposit accounts and electronic banking revenue generate the bank's non-interest income. Due to the start-up nature of the bank, non-interest income totaled $56,913 and $34,077 for the nine and three months ended September 30, 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, we expect non-interest income to be below peer institutions.

NON-INTEREST EXPENSE

For the nine and three months ended September 30, 2000, non-interest expense totaled $1,675,262 and $590,793, respectively. Non-interest expense reflects all costs for the first nine months while the bank opened on February 14, 2000. This "mismatch" of expenses and revenues should be reduced as the bank achieves a critical mass to support profitability and economies of scale. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses.

For the nine and three months ended September 30, 2000, depreciation of leasehold improvements and furniture, fixtures and equipment totaled $114,880 and $48,100, respectively. Net occupancy expense totaled $205,257 and $63,434 in the nine and three months ended September 30, 2000.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the bank. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start up expenses during the first nine months of 2000, the relevancy of the efficiency ratio as an indicator of performance is minimal.

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (4.58)% and (15.28)% respectively. These negative returns are the result of start up costs and minimal interest earning assets. It is anticipated that these performance indicators will continue to migrate towards those of the bank's peers.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the nine or three months ended September 30, 2000. While the bank is generating net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $50.9 million since December 31, 1999. This is attributable to the bank commencing operations on February 14, 2000. Asset growth has occurred due to increases in loans and investments and was funded by increases in all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown to $48.6 million as of September 30, 2000. Short-term borrowings have increased to $2.3 million.

Stockholders' equity has decreased approximately $30,000 due to a combination of the $1.2 million collection of stock receivables from year-end offset by the loss incurred in the first nine months of 2000.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $7.1 million as of September 30, 2000. This is an increase of $4.4 million from year-end. These balances will continue to stabilize or decrease in subsequent quarters due to loan demand and the acquisition of short-term government securities in lieu of federal funds sold.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $15.9 million as of September 30, 2000. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $8.5 million from year-end.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2000, the amortized cost of the bank's investment securities totaled $15.9 million, resulting in unrealized depreciation in the investment portfolio of $6,000 and a corresponding decrease in the bank's equity of $6,000.

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

LOANS

The bank's lending is primarily focused in north central West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $35.7 million as of September 30, 2000.

The following table details total loans outstanding as of September 30, 2000:

         (dollars in thousands)
         Commercial                                        $17,459
         Real estate, commercial                             9,602
         Real estate, mortgage                               6,886
         Consumer                                            1,798
                                                           -------
                                         TOTAL LOANS       $35,745
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

ALLOWANCE FOR LOAN LOSSES

The allowance is maintained at a level believed to be adequate by management to absorb probable losses in the loan portfolio. Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management attempts to produce an allowance for loan losses that is appropriate in the circumstances for loan losses and that complies with applicable accounting and regulatory standards.

The bank has experienced no charge offs in the nine or three months ended September 30, 2000.

The bank has no nonperforming, nonaccrual, delinquent loans or other real estate owned as of September 30, 2000.

FUNDING SOURCES

The bank considers deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $48.6 million at September 30, 2000.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank continues to offer "special" deposit products in its markets to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowings consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements, and various FHLB borrowings. At September 30, 2000, short-term borrowings totaled $2.3 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 and completed the issuance in February, 2000.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of September 30, 2000, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

Liquidity measures an organization's ability to meet cash obligations as they come due. During the nine months ended September 30, 2000, the bank generated cash primarily from increases in deposit accounts. The bank used cash flows of $35.7 million for the origination of loans and $8.1 million for the net acquisition of short-term government securities.

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

COMPARATIVE RATE SENSITIVITY SUMMARY
SEPTEMBER 30, 2000 (DOLLARS IN THOUSANDS)

                                                 0-3         4-12        1-3        OVER 3
                                                MONTHS      MONTHS      YEARS        YEARS       TOTAL
                                                -------------------------------------------------------
EARNING ASSETS
Interest bearing deposits in banks              $    59     $    --    $     --     $    --     $    59
Federal funds sold                                4,115          --          --          --       4,115
Investments                                      13,406       2,493          --          22      15,921
Loans:                                                                                                -
   Non real estate                               21,586       5,307       1,257       1,158      29,308
   Real estate                                      273         110         107       5,946       6,436
   Allowance for loan losses                       (536)         --          --          --        (536)
                                                -------------------------------------------------------
                       TOTAL EARNING ASSETS      38,903       7,910       1,364       7,126      55,303

INTEREST BEARING LIABILITIES
Deposits:
   NOW                                            2,035          --          --          --       2,035
   Money market checking                         23,278          --          --          --      23,278
   Savings                                           --          --         654          --         654
   CDs                                              825       1,943      13,806         167      16,741
Short-term borrowings                             2,280          --          --          --       2,280
                                                -------------------------------------------------------
         TOTAL INTEREST BEARING LIABILITIES      28,418       1,943      14,460         167      44,988
                                                -------------------------------------------------------
Interest sensitivity gap for the period         $10,485     $ 5,967    $(13,096)    $ 6,959     $10,315
                                                -------------------------------------------------------
Cumulative interest sensitivity gap             $10,485     $16,452    $  3,356     $10,315
                                                =======================================================
Cumulate rate sensitivity ratio                  136.90%     154.19%     107.49%     122.93%
                                                =======================================================

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

FUTURE OUTLOOK

The bank's results of operations in the first nine months of 2000 represent the infancy stage of a typical de novo banking institution. The emphasis in future periods will be to attract depositors and deploy those funds in the lending function. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

The bank has already exceeded first year growth goals after approximately four months of operation and is approaching its year two goals. The challenge will be to achieve critical mass to cover fixed costs inherent with the start-up of any new financial institution.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in the third quarter and is also using the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank is searching for additional branch locations that will compliment our delivery systems and enable the bank to service a broader customer base. Construction is underway for Centra's branch office on University Avenue. Construction will be completed and the branch will be operational the first quarter of 2001. Also under consideration are additional ATM locations to further enhance our distribution network.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit 27 - Financial Data Schedule for the nine months ended September 30, 2000.

(b) No other exhibits are required to be filed herewith.

(c) The corporation was not required to file a Form 8-K during the first nine months of 2000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November ___, 2000                      CENTRA FINANCIAL HOLDINGS, INC.


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