Form 10KSB
period 2000-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2001-03-21
CIK 1099932

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE TRANSITION PERIOD FROM                  TO

                        COMMISSION FILE NUMBER 333-93437

                        CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

                WEST VIRGINIA
(State or other jurisdiction of incorporation                    55-0770610
               or organization)                     (I.R.S. Employer Identification No.)

    990 ELMER PRINCE DRIVE, MORGANTOWN, WV                         26505
   (Address of principal executive offices)                      (Zip Code)

             Registrant's telephone number, including area code: (304) 598-2000

              Securities registered pursuant to Section 12(b) of the Act: None

              Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from December 8, 2000 to February 28, 2001, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates during that time was $14,290,625. For this purpose, certain executive officers and directors are considered affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held April 19, 2001, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----

PART I
Item 1.      Business....................................................    3
Item 2.      Properties..................................................   11
Item 3.      Legal Proceedings...........................................   11
Item 4.      Submission of Matters to a Vote of Security Holders.........   11

PART II
Item 5.      Market for Registrant's Common Stock and Related Stockholder
             Matters.....................................................   12
Item 6.      Selected Financial Data.....................................   13
Item 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................   13
Item 7A.     Quantitative and Qualitative Disclosures about Market
             Risk........................................................   21
Item 8.      Financial Statements and Supplementary Data.................   22
Item 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure....................................   22

PART III
Item 10.     Directors and Executive Officers of the Registrant..........   41
Item 11.     Executive Compensation......................................   41
Item 12.     Security Ownership of Certain Beneficial Owners and
             Management..................................................   41
Item 13.     Certain Relationships and Related Transactions..............   41

PART IV
Item 14.     Exhibits, Financial Statement Schedules and Reports on Form
             8-K.........................................................   42
Signatures...............................................................   43
Exhibit Index............................................................   44

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

     Centra Financial Holdings, Inc. (Centra) is a newly formed (October 25,
1999) one-bank holding company. Centra's sole bank subsidiary is Centra Bank, Inc. (Bank) which was formed on September 27, 1999 and chartered under the laws of the state of West Virginia. Centra Bank commenced operations on February 14, 2000.

     Centra operates one office in the Suncrest area of Morgantown, West Virginia. At December 31, 2000 Centra had total assets of $76.8 million, total loans of $42.4 million, total deposits of $62.9 million and total stockholders' equity of $10.1 million.

     Centra provides an array of financial products and services to its customers, including checking accounts; NOW accounts; money market deposit accounts; savings accounts; time certificates of deposit; commercial, installment, commercial and residential real estate mortgage loans; debit cards; and safe deposit rental facilities. Centra also sells travelers checks and official checks. Services are provided through our walk-in office, an automated teller machine ("ATM"), an automobile drive-in facility, banking by phone, and internet-based banking. In addition, a full line of investment products are offered through an unaffiliated registered broker dealer.

     At December 31, 2000, Centra had 24.5 full-time equivalent employees. The principal office of Centra is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra's internet web site is www.centrabank.com.

     From the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans and deposits due to overwhelming community and customer support.

     During 2000, Centra has focused on internal growth as the primary method for reaching performance goals and reviews key performance indicators on a regular basis to measure our success. There can be no assurance, however, that Centra will be able to grow, or if it does, that any such growth or expansions will result in an increase in Centra's earnings, dividends, book value or the market value of its common shares.

RECENT ACQUISITIONS AND ADDITIONS

     During 2000, Centra acquired property on Don Knotts Boulevard and began construction of a second full service facility. The construction has been completed and the Waterfront Branch opened for business on February 20, 2001. The facility includes all banking functions, automobile drive-through lanes and an ATM.

     During the first quarter of 2001, Centra formed two wholly owned second tier holding company subsidiaries that will jointly own Centra Bank, Inc. As part of this reorganization, Centra has offered up to 240,000 shares of its common stock in a private offering to be closed in the first quarter of 2001. It is currently estimated that Centra Financial Corporation - Martinsburg Inc. will own up to 16.67% of Centra Bank and Centra Financial Corporation - Morgantown Inc. will own at least 83.33% of Centra Bank. All stock of both second tier holding companies will be owned by Centra Financial Holdings, Inc. The formation of the Martinsburg Corporation will enable Centra Bank to expand and begin operations in the Martinsburg, West Virginia, area. Negotiations are currently under way to secure a branch site and a main office location for that market.

CUSTOMERS AND MARKETS

     Centra's market area has a diverse economic structure. Principal industries in the area include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. In addition, tourism, education and other service-related industries are important and growing components of the economy. Consequently, Centra is not dependent upon any one industry segment for its business opportunities.

     Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra's legal lending limit are sold to other banking institutions and the servicing of those loans is retained by Centra. Loans are spread over a broad range of industrial classifications. Management believes that it has no significant concentration of loans to borrowers engaged in the same or similar industries and it has no loans to foreign entities. The lending market areas served are primarily concentrated in Monongalia County, West Virginia, and neighboring areas of Pennsylvania, West Virginia and Ohio.

COMMERCIAL LOANS

     At December 31, 2000, Centra had outstanding approximately $30.7 million in commercial loans (including commercial, commercial real estate, financial and agricultural loans), representing approximately 72% of the total aggregate loan portfolio as of that date.

     LENDING PRACTICES. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Approval of the board of directors is required for loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $1.25 million. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, collateral is reviewed to determine its value in relation to the loan in the event of a foreclosure.

     Centra periodically evaluates all new commercial loans greater than $100,000 and on an annual basis, all loans greater than $250,000. If deterioration in credit worthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.

CONSUMER LOANS

     At December 31, 2000, Centra had outstanding consumer loans in an aggregate amount of approximately $2.8 million or approximately 7% of the aggregate total loan portfolio.

     LENDING PRACTICES. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower's continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Centra to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. The senior loan committee is responsible for monitoring performance in this area and for advising and updating loan personnel.

     Centra makes credit life insurance and health and accident insurance available to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted.

REAL ESTATE LOANS

     At December 31, 2000, Centra had approximately $8.9 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 21% of total loans outstanding.

     LENDING PRACTICES. Centra requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless private mortgage insurance is obtained by the borrower for the percentage exceeding 80%. On occasion, Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortized mortgages. Centra also generates fixed rate real estate loans and generally sells these loans in the secondary market. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney's opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Limited appraisals are obtained for loans under $100,000 and full appraisals are required for all loans in excess of $100,000. All appraisals are obtained from licensed appraisers.

     HOME EQUITY LOANS. Home equity lines of credit are generally made as second mortgages by Centra. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Centra will lend up to 100% of the appraised value to the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with ten-year terms, but are subject to review upon request for renewal. For the first six months, Centra has generally charged a discounted fixed rate on home equity loans. At the end of the six-month period, the line reverts to a variable interest rate product.

     CONSTRUCTION LOANS. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Centra may be required to advance funds beyond the amount originally committed to permit completion of the project.

COMPETITION

     Centra experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location and overall financial condition. Centra believes that its size and community approach provides flexibility, which enables the bank to offer an array of banking products and services.

     Centra primarily focuses on the Morgantown market in which to provide products and services. Management believes Centra has developed a niche and certain level of expertise in serving these communities.

     Centra operates under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of most customers. It is not Centra's strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and service will promote our customers continued use of Centra's financial products and services and will lead to enhanced revenue opportunities.

SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting Centra and its subsidiary and is qualified in its entirety by reference to such statutes and regulations:

GENERAL

     BANK HOLDING COMPANY. Centra is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Centra and the acquisition by Centra of voting stock or assets of any bank, savings association or other company. Centra is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Centra's subsidiary bank, Centra Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Centra or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Centra and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Centra and other subsidiaries. Centra is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Centra and its subsidiary are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Centra or its subsidiary.

     Under the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) bank holding companies are permitted to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Centra in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

     BANKING SUBSIDIARY. Centra Bank was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

FEDERAL DEPOSIT INSURANCE CORPORATION

     The FDIC insures the deposits of Centra Bank and is subject to the applicable provisions of the Federal Deposit Insurance Act. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

FEDERAL HOME LOAN BANK

     The FHLB provides credit to their members in the form of advances. As a member of the FHLB of Pittsburgh, Centra Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

CAPITAL REQUIREMENTS

     FEDERAL RESERVE BOARD. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding Centra's risk-based capital requirements, see Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB.

     WEST VIRGINIA DIVISION OF BANKING. State banks, such as Centra Bank, are subject to similar capital requirements adopted by the Division of Banking.

LIMITS ON DIVIDENDS

     Centra's ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends declared by Centra Bank. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net earnings and the retained earnings for the preceding two years, less required transfers to surplus. These provisions could limit Centra's ability to pay dividends on its outstanding common shares. As disclosed in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB, Centra is not permitted to pay dividends without prior regulatory approval.

FEDERAL AND STATE LAWS

     Centra Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

MONETARY POLICY AND ECONOMIC CONDITIONS

     The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, Centra can make no definitive predictions as to future changes in interest rates, credit availability or deposit levels.

EFFECT OF ENVIRONMENTAL REGULATION

     Centra's primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, Centra mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

     With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.

     Centra anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

STATISTICAL FINANCIAL INFORMATION REGARDING CENTRA

     The following listing of statistical financial information provides comparative data for Centra over the past two years, as appropriate with Centra Bank being chartered in 1999. These tables should be read in conjunction with
Item 7 of this Form 10-KSB ("Management's Discussion and Analysis of Financial Condition and Results of Operations") and the Consolidated Financial Statements of Centra and its subsidiary found at pages 23 through 39 of this Form 10-KSB.

AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME:

                                                                          2000
                                                              -----------------------------
                                                                                    AVERAGE
                                                              AVERAGE    INCOME/    YIELD/
                                                              BALANCE    EXPENSE     RATE
(DOLLARS IN THOUSANDS)                                        -------    -------    -------
Securities (1):
  Taxable...................................................  $13,195    $  816       6.18%
Loans (2):
  Commercial................................................   17,006     1,582       9.30%
  Real estate...............................................    4,040       329       8.15%
  Consumer..................................................    1,138       116      10.18%
  Valuation reserve.........................................     (329)
                                                              -------    ------      -----
       Total................................................   21,855     2,027       9.27%
Short-term Investments:
  Interest-bearing deposits.................................      273        12       4.51%
  Federal funds sold........................................    5,310       333       6.27%
                                                              -------    ------      -----
  Total.....................................................    5,583       345       6.19%
                                                              -------    ------      -----
       Total earning assets.................................   40,633     3,188       7.85%
Other assets................................................    3,954
                                                              -------
       Total assets.........................................  $44,587
                                                              =======
Deposits:
  Savings...................................................  $   398    $   13       3.25%
  Interest-bearing demand...................................   19,350     1,031       5.33%
  Time......................................................    9,097       619       6.80%
                                                              -------    ------      -----
       Total................................................   28,845     1,663       5.77%
Short-term borrowed funds...................................    1,838       104       5.67%
                                                              -------    ------      -----
Total interest-bearing liabilities..........................   30,683     1,767       5.76%
                                                              -------    ------      -----
Noninterest-bearing demand deposits.........................    2,945
Other liabilities...........................................      275
                                                              -------
       Total liabilities....................................   33,903
       Stockholders' equity.................................   10,684
                                                              -------
       Total liabilities and stockholders' equity...........  $44,587
                                                              =======
Interest rate spread........................................             $1,421       2.09%
                                                                         ======      -----
Interest income/earning assets..............................                          7.85%
Interest expense/earning assets.............................                          4.35%
                                                                                     -----
Net yield on earning assets (net interest margin)...........                          3.50%
                                                                                     =====

---------------
(1) Average balances of investment securities based on carrying value.

(2) Loan fees included in interest income for 2000 was $13.

LOAN MATURITIES AT DECEMBER 31, 2000:

                                                                  DUE IN
                                                     DUE IN      ONE YEAR
                                                    ONE YEAR     THROUGH      DUE AFTER
LOAN TYPE                                           OR LESS     FIVE YEARS    FIVE YEARS     TOTAL
---------                                           --------    ----------    ----------    -------
(DOLLARS IN THOUSANDS)
Commercial loans:
  Fixed...........................................  $   353       $1,167        $    0      $ 1,520
  Variable........................................   27,625        1,583             0       29,208
                                                    -------       ------        ------      -------
                                                     27,978        2,750             0       30,728
Real estate loans:
  Fixed...........................................      215        1,112         7,189        8,516
  Variable........................................      324           67             0          391
                                                    -------       ------        ------      -------
                                                        539        1,179         7,189        8,907
Consumer loans:
  Fixed...........................................       29          870           170        1,069
  Variable........................................    1,689           26             0        1,715
                                                    -------       ------        ------      -------
                                                      1,718          896           170        2,784
                                                    -------       ------        ------      -------
       Total......................................  $30,235       $4,825        $7,359      $42,419
                                                    =======       ======        ======      =======

MATURITIES OF CERTIFICATES OF DEPOSIT $100,000 OR MORE:

                                                                 2000
(DOLLARS IN THOUSANDS)                                          -------
Under 3 months..............................................    $ 1,068
3 to 12 months..............................................      2,071
Over 12 months..............................................      8,239
                                                                -------
     Total..................................................    $11,378
                                                                =======

LOAN PORTFOLIO ANALYSIS:

                                                                 2000
(DOLLARS IN THOUSANDS)                                          -------
Year-end balances:
  Commercial, financial and agricultural....................    $30,728
  Real estate...............................................      7,817
  Real estate, construction.................................      1,090
  Consumer..................................................      2,784
                                                                -------
       Total................................................    $42,419
                                                                =======
Average total loans.........................................    $22,184
Average allowance for loan losses...........................       (329)
                                                                -------
Average loans, net of allowance.............................    $21,855
                                                                =======

     During 2000, Centra recorded a provision for loan losses of $636,000. No other activity impacted the allowance during 2000, such as charge-offs or recoveries.

                                                                2000
(DOLLARS IN THOUSANDS)                                          -----
Allocation of allowance for loan losses at December 31:
  Commercial................................................    $ 605
  Real estate...............................................       17
  Real estate construction..................................        2
  Consumer..................................................       12
                                                                -----
       Total................................................    $ 636
                                                                =====
Percent of loans to total loans at December 31:
  Commercial................................................       72%
  Real estate...............................................       18
  Real estate, construction.................................        3
  Consumer..................................................        7
                                                                -----
       Total................................................    100.0%
                                                                =====

     Nonperforming loans are defined as loans 90 days or more past due, renegotiated loans and nonaccrual loans. Nonperforming assets are comprised of nonperforming loans and other real estate owned.

     Centra Bank had no nonperforming assets or loans during 2000.

ITEM 2.  PROPERTIES

     Centra's sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive. Rent expense on the leased properties totaled $234,411 in 2000.

     Centra Bank acquired property on Don Knotts Boulevard in 2000 and began construction of the Waterfront Branch. Construction was completed and the branch opened on February 20, 2001.

     Additional information concerning the property and equipment owned or leased by Centra and its subsidiary is incorporated herein by reference from "Note 5. Bank Premises and Equipment" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which Centra or of its subsidiary is a party or to which any of their property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management, and the cash dividends declared, with respect to Centra's common shares. The information set forth in the table is based on Centra's knowledge of certain arms-length transactions in the stock.

QUARTERLY MARKET AND DIVIDEND INFORMATION:

                                                               ESTIMATED
                                                              MARKET VALUE
                                                               PER SHARE      DIVIDEND
                                                              ------------    --------
2000:
  Fourth Quarter............................................     $11.00        $0.00
  Third Quarter.............................................      10.50         0.00
  Second Quarter............................................      10.00         0.00
  First Quarter.............................................      10.00         0.00

     Centra's common shares are not traded on any national market.

     Centra had 345 stockholders of record at December 31, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     The information below has been derived from Centra's Consolidated Financial Statements.

                                                                 2000         1999
(DOLLARS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)      ----------    --------
OPERATING DATA
For the year ended:
Total interest income.......................................  $    3,188    $    193
Total interest expense......................................       1,767           0
Net interest income.........................................       1,421         193
Provision for loan losses...................................         636           0
Other income................................................         113           0
Other expense...............................................       2,384         658
Net loss....................................................      (1,486)       (465)

BALANCE SHEET DATA
At year end:
Total assets................................................  $   76,794    $ 10,513
Investment securities.......................................      23,422       7,383
Net loans...................................................      41,783           0
Total deposits..............................................      62,900           0
Stockholders' equity........................................      10,060      10,313

SIGNIFICANT RATIOS
Net loss to:
  Average total assets......................................  $    (3.33)   $
  Average stockholders' equity..............................      (13.91)
Average stockholders' equity to average total assets........       23.96
Average loans to average deposits...........................       69.78
Risk-based capital ratio....................................       15.40

PER SHARE DATA
Net loss:
  Basic and diluted.........................................  $    (1.25)   $   (.60)
Cash dividends paid.........................................           0           0
Book value at end of period.................................        8.38        9.55
Basic and diluted weighted average shares outstanding.......   1,189,234     778,300

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS:

     The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition, or state other information that is "forward-looking." "Forward-looking" statements are easily identified by the use of words such as "could," "anticipate," "estimate," "believe," and similar words that refer to a future outlook. There is always a degree of uncertainty associated with "forward-looking" statements. Centra's management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

     Many factors could cause Centra's actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

     - General economic conditions, either nationally or within Centra's markets, could be less favorable than expected;

     - Changes in market interest rates could affect interest margins and profitability;

     - Competitive pressures could be greater than anticipated;

     - Legal or accounting changes could affect Centra's results; and

     - Adverse changes could occur in the securities and investments markets.

     In Management's Discussion and Analysis we review and explain the general financial condition and the results of operations for Centra Financial Holdings, Inc. and its subsidiary. The discussion is designed to assist you in understanding the significant changes in Centra's financial condition and results of operations. Accounting principles generally accepted in the United States have been used to prepare the accompanying consolidated financial statements. Included is an independent audit report from Ernst & Young LLP, which was engaged to audit the consolidated financial statements.

INTRODUCTION

     The following discussion and analysis of the Consolidated Financial Statements of Centra is presented to provide insight into management's assessment of the financial results and operations of the Company. Centra Bank is the sole subsidiary of Centra and all comments, unless otherwise noted, are related to the Bank. The Bank began operations on February 14, 2000. Any comparisons between current year financials and those of the prior year-end will not be meaningful.

     Centra is chartered by the state of West Virginia and subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation ("FDIC") and the West Virginia Department of Banking. The Bank is not a member of the Federal Reserve System.

     This discussion and analysis should be read in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

SUMMARY FINANCIAL RESULTS

     The Bank began operations on February 14, 2000 with a mission to provide community banking to the Morgantown area. Via a menu of customer friendly products, competitive loan and deposit rates, and exemplary customer service, the Bank concluded the calendar year with earning assets of $70.1 million and deposits of $62.9 million.

     Centra incurred a loss of $1.5 million in 2000. The loss equated to a return on average assets of -3.33% and a return on average equity of -13.91%. Basic and fully diluted earnings per share were -$1.25. This loss is attributable to the start up nature of a de novo banking institution striving to build critical mass to support staffing levels and back room operations. Quarterly losses have declined consistently since the second quarter.

     While operating in a challenging interest rate environment, the Bank achieved a 7.85% yield on earning assets. This yield was achieved as the Bank grew loans to $42.4 million at year-end in a highly competitive environment. The Bank's ability to acquire quality loans is supported by a zero delinquency rate, and absence of non-accrual, non-performing, classified or renegotiated loans.

     The Bank grew deposits to $62.9 million at year-end due to an uncomplicated product design and minimal fee structure which attracted customers at a steady rate during the year. The overall cost of funds for the Bank was 5.76% for 2000. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.50% for 2000.

     The Bank maintained a high quality, short-term, investment portfolio during 2000 to provide liquidity for the balance sheet and to fund loan growth. U.S. government and Agency securities comprised the Bank's investment portfolio during 2000.

INTEREST INCOME AND EXPENSE

     Net interest income is the amount by which interest income on earning assets exceeds interest incurred on interest-bearing liabilities. Interest earning assets include loans and investment securities.

Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts and repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities. Net interest income will also be impacted favorably by increases in our non-interest bearing deposits.

     Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra's balance sheet. In 2000, the net interest margin was 3.50%. The net interest margin faced pressure due to competitive pricing of loans and deposits in Centra's markets. Management anticipates the net interest margin will decrease modestly in future periods due to continued intense competition for loans and deposits as well as recent decreases in the prime lending rate and other related rates.

     Management continues to analyze methods to deploy Centra's assets to an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future, which will enable Centra to shift a portion of its earning asset base to these higher-yielding assets as lower-yielding investment securities mature.

     Average total earning assets were $40.6 million in 2000. Average loans grew to $21.9 million in 2000 and comprise the largest earning asset component on Centra's balance sheet.

     The yield on earning assets totaled 7.85% in 2000. Centra's investment portfolio yield remained stable with a yield of 6.18% in 2000.

     Deposits, which comprise the largest dollar volume of interest-bearing liabilities, were acquired at a cost of funds of 5.76%.

PROVISION FOR LOAN LOSSES

     In 2000, Centra recorded a provision for loan losses of $636,000. Due to the start-up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

NON-INTEREST INCOME

     Fees related to deposit accounts and electronic banking revenue generate the majority of the bank's non-interest income. Due to the start-up nature of the bank, non-interest income totaled $114,069 in 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, we expect non-interest income to continue to be below peer institutions.

     Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra's product mix.

LOSSES ON SECURITIES TRANSACTIONS

     For the year ended December 31, 2000, Centra reported net losses on securities transactions of $495. Net losses on securities transactions in 2000 were primarily the result of Centra liquidating securities to provide funding for loan growth.

NON-INTEREST EXPENSE

     For the year ended December 31, 2000, total non-interest expense reached $2.4 million. The level of non-interest costs incurred is representative of a start-up bank in the first year. Expenses are included for an entire year while the bank began generating income on February 14, 2000.

     Salaries and benefits expense reflects Centra's commitment to providing high quality customer service utilizing cutting edge technology. At December 31, 2000, Centra had 24.5 full-time equivalent employees. This total includes a portion of the staff that will operate the Waterfront Branch that opened on February 20, 2001. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

     For the year ended December 31, 2000, occupancy expense totaled $270,860. Included in this total is depreciation expense of $18,454 and lease expense of $234,411. All lease costs relate to the Bank's Elmer Prince Drive location. Lease costs are included for an entire year with depreciation commencing on February 14, 2000.

     Equipment expense totaled $243,857 during 2000. Depreciation expense constituted $152,621 of that expense. Equipment depreciation also reflects Centra's commitment to technology.

     Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Centra in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start-up expenses during the year, the relevancy of the efficiency ratio as an indicator of performance is minimal.

RETURN ON ASSETS

     Centra's return on assets for 2000 was -3.33%. This negative return is normal for start-up financial institutions as they attempt to attain critical mass to support their infrastructure and as they grow the interest earning asset base. It is anticipated that this performance indicator will continue to migrate toward those of Centra's peers.

RETURN ON EQUITY

     Centra's return on average stockholders' equity ("ROE") was -13.91% in 2000. This negative return is normal for start-up financial institutions.

     The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 11 of Notes to the consolidated financial statements included in Item 8 herein.

INCOME TAX EXPENSE

     Centra has not recorded income tax benefit during 1999 or 2000. While the bank is generating net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized.

OVERVIEW OF THE STATEMENT OF CONDITION

     Centra's balance sheet at December 31, 2000, changed significantly in comparison to year-end 1999 primarily due to the opening of Centra Bank on February 14, 2000. Asset growth has occurred due to increases in loans and investments and was funded by increases in all categories of deposits and short-term borrowings. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

     Deposits have grown to $62.9 million as of December 31, 2000. Short-term borrowings have increased to $3.5 million.

     Stockholders' equity has decreased $253,760 from 1999. This decrease is a combination of the $1.5 million loss incurred during 2000 and the $1.2 million collection of subscriptions receivable from prior year.

CASH AND CASH EQUIVALENTS

     Centra's cash and cash equivalents totaled $7.6 million at December 31, 2000, an increase of $4.9 million compared to year-end 1999. These balances will continue to stabilize due to loan demand and the acquisition of short-term government securities in lieu of federal funds sold.

     Management believes the current balance of cash and cash equivalents adequately serves Centra's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs. Management believes the liquidity needs of Centra are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Centra to meet cash obligations as they come due.

INVESTMENT SECURITIES

     Investment securities totaled $23.4 million at year-end 2000, up $16.0 million compared to December 31, 1999. Government sponsored agency securities comprise the majority of the portfolio.

     All of Centra's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2000, the amortized cost of Centra's investment securities totaled $23.4 million, resulting in unrealized appreciation in the investment portfolio of $11,000.

     Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee ("ALCO") meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for Centra. Through active balance sheet management and analysis of the investment securities portfolio, Centra maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

LOANS

     Centra's lending is primarily focused in north central West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $42.4 million as of December 31, 2000. Centra experienced significant loan growth during 2000 in commercial and all other loan classifications. At December 31, 2000, commercial loans totaled 72% of Centra's total loan portfolio, comprising the largest portion of the loan portfolio. Economic conditions in Centra's markets have provided quality credit opportunities, in particular, Monongalia county. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2001. In addition to the anticipated additional in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

     Real estate loans to Centra's retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 21% of Centra's total loan portfolio. Real estate mortgage loans totaled $8.9 million at December 31, 2000.

     Included in real estate loans are home equity credit lines which totaled $2.1 million at December 31, 2000. Management believes the home equity loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra's lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

     Consumer lending continues to be a vital part of Centra's core lending. For the year ended December 31, 2000, consumer loan balances totaled $2.8 million. The majority of Centra's consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra's consumer loan portfolio, which can be attributed to Centra's commitment to high level of customer service and the continued loan demand in the markets served by Centra.

LOAN CONCENTRATION

     At December 31, 2000, commercial loans comprised the largest component of the loan portfolio. The bank has a concentration of its loan portfolio in the building, developing and general contracting industry. This concentration is comprised of loans to various builders/developers and is not considered detrimental to the bank. Due to the opening of the bank in 2000, management has been working closely with the West Virginia Department of Banking to assure that lending transactions meet applicable state and federal regulations.

ALLOWANCE FOR LOAN LOSSES

     Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types. The portion of the allowance allocated among the various loan types represents management's estimate of losses based upon specific allocations for individual lending relationships and estimated losses for each category of loans. The individual loan reviews are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. Due to the absence of an historical experience factor, the bank has utilized factors comparable to peer banks operating in our lending area. Centra also considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in the particular lending markets.

     Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are collectively evaluated upon peer loss experience, trends in losses and delinquencies, the growth of loans in particular markets, and known changes in economic conditions in the particular lending markets.

     The results of this analysis at December 31, 2000, indicate that the reserve for loan losses is considered adequate to absorb losses inherent in the portfolio. Management expects continued loan growth in 2001 and believes that future provision expense will increase accordingly. Centra incurred no charge offs in 2000. Centra had no nonperforming, nonaccrual, delinquent loans or other real estate owned as of December 31, 2000.

FUNDING SOURCES

     Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $62.9 million, or 95% of Centra's funding sources at December 31, 2000.

     Non-interest bearing deposits remain a core funding source for Centra. At December 31, 2000, non-interest bearing balances totaled $7.5 million. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

     Interest-bearing deposits totaled $55.4 million at December 31, 2000. On a percentage basis, interest-bearing transaction accounts were the largest growth component of Centra's deposits. Average interest-bearing transaction accounts totaled $30.7 million during 2000 while average non-interest bearing accounts totaled $2.9 million during 2000. Management will continue to emphasize deposit gathering in 2001 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra's strategic goals.

     Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra's short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2000, short-term borrowings totaled $3.5 million.

     Centra had fixed rate and fixed term retail repurchase agreements totaling $672 thousand at December 31, 2000. In general, Centra's accesses this funding source at various times to balance liquidity needs.

CAPITAL/STOCKHOLDERS' EQUITY

     During the year ended December 31, 2000, stockholders' equity decreased approximately $254 thousand (or 2.5%) to $10.0 million. This decrease resulted primarily from the 2000 operating loss of the bank. Offsetting this decline was the collection of 1999 stock subscriptions receivable for $1.2 million. Centra paid no dividends during 2000.

     At December 31, 2000, the adjustment for the net unrealized holding loss on available-for-sale securities totaled $10,581, a change of $29,946 from 1999. Because all the investment securities in Centra's portfolio are classified as available-for-sale, both the investment and equity sections of Centra's balance sheet are more sensitive to the changing market values of investments. The changes in market value of Centra's investment portfolio directly impacted Centra's stockholders' equity. Management believes Centra's capital continues to provide a strong base for profitable growth.

     Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra's risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements. At December 31, 2000, Centra and its banking subsidiary's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra's risk-based capital ratio of 21.9% at December 31, 2000, is well above the well-capitalized standard of 10%. Centra's Tier 1 capital ratio of 20.7% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at year-end 2000 was 22.5% and was also above the well-capitalized standard of 5%.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The objective of Centra's asset/liability management function is to maintain consistent growth in net interest income within Centra's policy guidelines. This objective is accomplished through management of Centra's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

INTEREST RATE RISK

     The most significant market risk resulting from Centra's normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Centra's management has charged the Asset/Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank's balance sheets related to the management of interest rate risk. The ALCO strives to keep Centra focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

     To this end, the ALCO has established an interest risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.

     The ALCO relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.

     The simulation process starts with a base case simulation which represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.

     For the year ended December 31, 2000, the ALCO determined that the ratio of the one-year cumulative gap would not exceed 40% of earning assets. During the year, the ALCO reviewed static gap reports for specific time periods focusing on one-year cumulative gap. Based upon these reviews, Centra was within the policy guidelines established by ALCO at all measured points during 2000.

     On an ongoing basis, the ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Management believes Centra will be in compliance with policy by the end of 2002. The following table is provided to show the earnings at risk and value at risk positions of Centra as of December 31, 2000.

EARNINGS AND VALUE AT RISK AT DECEMBER 31, 2000:

     IMMEDIATE         ESTIMATED INCREASE           ESTIMATED
INTEREST RATE CHANGE   (DECREASE) IN NET      INCREASE (DECREASE) IN
 (IN BASIS POINTS)      INTEREST INCOME      ECONOMIC VALUE OF EQUITY
--------------------  --------------------   ------------------------
                       (DOLLARS IN THOUSANDS)
         300          $ 1,303         60.9%   $ 1,185           12.4%
         200              865         40.5        803            8.4
         100              432         20.2        412            4.3
        -100             (432)       (20.2)      (446)          (4.7)
        -200             (863)       (40.4)      (916)          (9.6)
        -300           (1,311)       (61.4)    (1,353)         (14.1)

     The interest risk analysis shows that Centra is asset sensitive. This means that downward moving interest rates unfavorably impact net interest income.

LIQUIDITY

     Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is Centra's policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

     The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the year ended December 31, 2000, cash provided by financing activities totaled $67.6 million, while outflows from investing activity totaled $59.9 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the FHLB, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available for sale and can be utilized as an additional source of liquidity.

EFFECTS OF INFLATION ON FINANCIAL STATEMENTS

     Substantially all of Centra's assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.

FOURTH QUARTER

     Centra's quarterly net operating losses decreased each consecutive quarter, after the second quarter, to a loss of $241,000 in the fourth quarter of 2000. This equated to a ($.20) loss per share on both a basic and fully diluted basis. Net interest income increased for the third consecutive quarter to $512,000. Other income increased in each consecutive quarter to $57,000 in the fourth quarter.

FUTURE OUTLOOK

     The bank's results of operations in the first year represent the infancy stage of a typical de novo banking institution. The emphasis in future periods will be to attract depositors and deploy those funds in the lending function. The strategy for growth of the bank in the future will be the emphasis on customer service with the highest quality products and technology.

     The bank exceeded first year growth goals after approximately four months of operations and exceeded second year projections as well. The challenge will be to achieve critical mass to cover fixed costs inherent with the start-up of any new financial institution.

     Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail and business internet services during 2000. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank is opening its first full service branch in the Waterfront area of Morgantown in February 2001. Centra is also in the process of expanding its operations in the Martinsburg, West Virginia, region. Centra will continue to search for quality banking locations as well as exploring alternative delivery systems. In addition, Centra is currently adding additional ATM sites.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please refer to pages 19 and 20 in Item 7 of this Form 10-KSB.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                 CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                 DECEMBER 31
                                                              ------------------
                                                               2000       1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 -------    -------
ASSETS
Cash and due from banks.....................................  $ 2,773    $    25
Interest-bearing deposits in other banks....................       71         31
Federal funds sold..........................................    4,797      2,638
                                                              -------    -------
     Total cash and cash equivalents........................    7,641      2,694
Available-for-sale securities, at estimated fair value
  (amortized cost of $23,411 in 2000 and $7,402 in 1999)....   23,422      7,383
Loans.......................................................   42,419         --
Allowance for loan losses...................................     (636)        --
                                                              -------    -------
     Net loans..............................................   41,783         --
Premises and equipment......................................    2,282        316
Other assets................................................    1,666        120
                                                              -------    -------
     Total assets...........................................  $76,794    $10,513
                                                              =======    =======
LIABILITIES
  Demand deposits...........................................  $ 7,456    $    --
  Interest-bearing demand deposits..........................    5,250         --
  Savings and money market accounts.........................   29,000         --
  Savings certificates......................................    9,816         --
  Large denomination certificates of deposit................   11,378         --
                                                              -------    -------
     Total deposits.........................................   62,900         --
Short-term borrowings.......................................    3,488         --
Other liabilities...........................................      346        199
                                                              -------    -------
     Total liabilities......................................   66,734        199
Stockholders' equity
Common stock, $1 par value, 1,900,000 authorized, 1,200,000
  issued and outstanding....................................    1,200      1,200
Additional paid-in capital..................................   10,800     10,800
Stock subscriptions receivable..............................       --     (1,202)
Accumulated deficit.........................................   (1,951)      (465)
Accumulated other comprehensive income (loss)...............       11        (19)
                                                              -------    -------
     Total stockholders' equity.............................   10,060     10,314
                                                              -------    -------
     Total liabilities and stockholders' equity.............  $76,794    $10,513
                                                              =======    =======

                See Notes to Consolidated Financial Statements.

                 CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                                                                    YEAR        (SEPTEMBER 27,
                                                                   ENDED           1999) TO
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2000             1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                   ------------    --------------
Interest income:
  Loans, including fees.....................................     $    2,027        $     --
  Securities available-for-sale.............................            816              58
  Interest-bearing bank balances............................             12               3
  Federal funds sold........................................            333             132
                                                                 ----------        --------
     Total interest income..................................          3,188             193
Interest expense:
  Deposits..................................................          1,663              --
  Short-term borrowings.....................................            104              --
                                                                 ----------        --------
     Total interest expense.................................          1,767              --
                                                                 ----------        --------
     Net interest income....................................          1,421             193
Provision for loan losses...................................            636              --
                                                                 ----------        --------
     Net interest income after provision for loan losses....            785             193
Other income:
  Service charges on deposit accounts.......................             37              --
  Safe deposit..............................................              3              --
  Other.....................................................             73              --
                                                                 ----------        --------
     Total other operating revenue..........................            113              --
Loss on sales of securities.................................             --              --
                                                                 ----------        --------
     Total other income.....................................            113              --
Other expense:
  Salary and employee benefits..............................          1,082             297
  Occupancy expense.........................................            271              83
  Equipment expense.........................................            244              --
  Advertising...............................................            145             109
  Professional fees.........................................             54              77
  Data processing...........................................            128              --
  Other.....................................................            460              92
                                                                 ----------        --------
     Total other expense....................................          2,384             658
                                                                 ----------        --------
     Net loss before income taxes...........................         (1,486)           (465)
Income taxes:
  Federal...................................................             --              --
  State.....................................................             --              --
                                                                 ----------        --------
     Total income taxes.....................................             --              --
                                                                 ----------        --------
     Net loss...............................................     $   (1,486)       $   (465)
                                                                 ==========        ========
Basic and diluted loss per share............................     $    (1.25)       $  (0.60)
Basic and diluted weighted average shares outstanding.......      1,189,234         778,300

                See Notes to Consolidated Financial Statements.

                 CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                    ACCUMULATED
                                        ADDITIONAL       STOCK                         OTHER
                               COMMON    PAID-IN     SUBSCRIPTIONS   ACCUMULATED   COMPREHENSIVE
                               STOCK     CAPITAL      RECEIVABLE       DEFICIT     INCOME(LOSS)     TOTAL
(DOLLARS IN THOUSANDS)         ------   ----------   -------------   -----------   -------------   -------
Balance, September 27,
  1999.......................  $  --     $    --        $    --        $    --         $ --        $    --
Issuance of common stock.....  1,200      10,800         (1,202)            --           --         10,798
Comprehensive loss:
  Net loss...................     --          --             --           (465)          --           (465)
  Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities............                                                           (19)           (19)
                                                                                                   -------
  Total comprehensive loss...                                                                         (484)
                               ------    -------        -------        -------         ----        -------
Balance, December 31, 1999...  1,200      10,800         (1,202)          (465)         (19)        10,314
Issuance of common stock.....     --          --          1,202             --           --          1,202
Comprehensive loss:
  Net loss...................     --          --             --         (1,486)          --         (1,486)
  Other comprehensive loss:
     Unrealized gain on
       available-for-sale
       securities............                                                            30             30
                                                                                                   -------
  Total comprehensive loss...                                                                       (1,456)
                               ------    -------        -------        -------         ----        -------
Balance, December 31, 2000...  $1,200    $10,800        $    --        $(1,951)        $ 11        $10,060
                               ======    =======        =======        =======         ====        =======

                See Notes to Consolidated Financial Statements.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 PERIOD FROM
                                                                                  INCEPTION
                                                                                (SEPTEMBER 27,
                                                                 YEAR ENDED        1999) TO
                                                                DECEMBER 31,     DECEMBER 31,
                                                                    2000             1999
(DOLLARS IN THOUSANDS)                                          ------------    --------------
Operating activities:
Net loss....................................................      $ (1,486)        $  (465)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Accretion of discounts on securities...................          (654)            (36)
     Provision for loan losses..............................           636              --
     Depreciation...........................................           171              --
     Increase in accrued expenses...........................           146             199
     Increase in other assets...............................        (1,546)           (120)
                                                                  --------         -------
          Net cash used in operating activities.............        (2,733)           (422)
Investing activities:
Purchases of premises and equipment.........................        (2,137)           (316)
Purchases of available-for-sale securities..................       (87,339)         (7,366)
Sales and maturities of securities..........................        71,984              --
Net increase in loans made to customers.....................       (42,419)             --
                                                                  --------         -------
Net cash used in investing activities.......................       (59,911)         (7,682)
Financing activities:
Net increase in demand, savings and money market accounts...        41,707              --
Net increase in savings certificates........................        21,194              --
Net increase in securities sold under agreement to
  repurchase................................................         3,488              --
Proceeds of stock offering..................................         1,202          10,798
                                                                  --------         -------
          Net cash provided by financing activities.........        67,591          10,798
                                                                  --------         -------
          Increase in cash and cash equivalents.............         4,947           2,694
Cash and cash equivalents -- beginning of period............         2,694              --
                                                                  --------         -------
          Cash and cash equivalents -- end of period........      $  7,641         $ 2,694
                                                                  ========         =======
Supplemental cash flow information:
  Interest paid.............................................      $  1,637         $    --
  Income taxes paid.........................................      $     --              --

                See Notes to Consolidated Financial Statements.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Centra Financial Holdings Inc. and Subsidiary ("Centra") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Centra Financial Holdings Inc. and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks, interest bearing deposits in other banks, and federal funds sold, all with original maturities of 90 days or less.

  INVESTMENT SECURITIES

     Management determines the appropriate classification of investment securities at the time of purchase. Available-for-sale securities are those securities that would be available to be sold in the future in response to Centra's liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in a separate component of other comprehensive income. The cost of securities sold is based on the specific identification method.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate by management to absorb losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience, peer group comparisons, current national and local economic conditions, volume, growth and composition of the portfolio, and other relevant factors. Ultimately, management's efforts produce an allowance for loan losses that is appropriate in the circumstances and in accordance with applicable accounting and regulatory standards.

  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Centra depreciates its building, leasehold improvements and premises and furniture, fixtures and equipment over estimated useful lives ranging from 7 to 20 years and 3 to 10 years, respectively.

  INCOME RECOGNITION

     Interest income is recognized by methods which result in level rates of return on principal amounts outstanding. Amortization of premiums has been deducted from and accretion of discounts has been added to the related interest income. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield. The subsidiary bank discontinues the accrual of

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY interest when, in management's opinion, collection of all or a portion of contractual interest has become doubtful, which generally occurs when a loan is 90 days past due. When deemed uncollectible, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is included in income only if principal recovery is reasonably assured. A non-accrual loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

  INCOME TAXES

     Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. A valuation allowance equal to this amount was established.

  STOCK BASED COMPENSATION

     Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  EARNINGS PER SHARE

     Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. Basic and diluted earnings per share are equal for Centra due to the overall loss and anti-dilutive impact of the options.

  OPERATING SEGMENTS

     Centra's business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels.

  RECENT ACCOUNTING PRONOUNCEMENTS

     As required, Centra adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) on January 1, 2001. This Statement requires that all derivatives be recorded on the balance sheets at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. Adoption of Statement No. 133 did not impact Centra because Centra does not have any derivative financial instruments.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments in accordance with SFAS No. 107:

  CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet for these captions approximate their fair values.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

  INVESTMENT SECURITIES

     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities.

  LOANS

     The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

  DEPOSITS

     The carrying amounts of demand deposits, savings accounts and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies current rates offered for deposits of similar remaining maturities.

  SHORT-TERM BORROWINGS

     The carrying amounts of short-term borrowings approximate their fair values.

  FINANCIAL INSTRUMENTS

     The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counterparties' credit standing. The estimated fair value of these commitments approximates their carrying value.

     The estimated fair values of Centra's financial instruments are as follows:

                                                                 2000
                                                          -------------------
                                                          CARRYING     FAIR
                                                           AMOUNT      VALUE
(DOLLARS IN THOUSANDS)                                    --------    -------
Financial assets:
     Cash and cash equivalents..........................  $ 7,641     $ 7,641
     Investment securities..............................   23,422      23,422
     Loans..............................................   42,419      41,779
Financial liabilities:
     Deposits...........................................  $62,900     $63,435
     Short-term borrowings..............................    3,488       3,488

     Bank premises and equipment and other information required to compute Centra's aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

3.  INVESTMENT SECURITIES

     The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

The portfolio contains no single issue (excluding U.S. government and U.S. Agency securities) which exceeds 10% of stockholders' equity.

                                                     SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                                  --------------------------------------------------
                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES        VALUE
(DOLLARS IN THOUSANDS)                            ---------    ----------    ----------    ---------
At December 31, 2000:
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations..........   $23,389        $11            $--        $23,400
Other securities................................        22         --            --              22
                                                   -------        ---            --         -------
     Total available-for-sale securities........   $23,411        $11            $--        $23,422
                                                   =======        ===            ==         =======

                                                     SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                                  --------------------------------------------------
                                                                 GROSS         GROSS       ESTIMATED
                                                  AMORTIZED    UNREALIZED    UNREALIZED      FAIR
                                                    COST         GAINS         LOSSES        VALUE
(DOLLARS IN THOUSANDS)                            ---------    ----------    ----------    ---------
At December 31, 1999:
U.S. Treasury securities and obligations of U.S.
  government agencies and corporations..........   $ 7,378        $--           $(20)       $ 7,358
Other securities................................        25         --             --             25
                                                   -------        ---           ----        -------
     Total available-for-sale securities........   $ 7,403        $--           $(20)       $ 7,383
                                                   =======        ===           ====        =======

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE SECURITIES:

                                                                  CONTRACTUAL MATURITIES
                                                    ---------------------------------------------------
                                                     U.S. TREASURY
                                                    SECURITIES AND
                                                    OBLIGATIONS OF                         TOTAL
                                                    U.S. GOVERNMENT      OTHER       AVAILABLE-FOR-SALE
                                                       AGENCIES        SECURITIES        SECURITIES
(DOLLARS IN THOUSANDS)                              ---------------    ----------    ------------------
December 31, 2000:
  Within one year:
     Amortized cost...............................      $23,389          $  --            $23,389
     Fair value...................................      $23,400          $  --            $23,400
     Yield........................................         6.21%          0.00%              6.21%
  1 to 5 years:
     Amortized cost...............................      $    --          $  --            $    --
     Fair value...................................      $    --          $  --            $    --
     Yield........................................         0.00%          0.00%              0.00%
  5 to 10 years:
     Amortized cost...............................      $    --          $  --            $    --
     Fair value...................................      $    --          $  --            $    --
     Yield........................................         0.00%          0.00%              0.00%
  Over 10 years:
     Amortized cost...............................      $    --          $  22            $    22
     Fair value...................................      $    --          $  22            $    22
     Yield........................................         0.00%          7.75%              7.75%
  Total amortized cost............................      $23,389          $  22            $23,411
  Total fair value................................      $23,400          $  22            $23,422
  Total yield.....................................         6.21%          7.75%              6.22%
December 31, 1999:
  Within one year:
     Amortized cost...............................      $ 4,898          $  --            $ 4,898
     Fair value...................................      $ 4,888          $  --            $ 4,888
     Yield........................................         5.43%          0.00%              5.43%
  1 to 5 years:
     Amortized cost...............................      $ 2,480          $  --            $ 2,480
     Fair value...................................      $ 2,470          $  --            $ 2,470
     Yield........................................         6.03%          0.00%              6.03%
  5 to 10 years:
     Amortized cost...............................      $    --          $  --            $    --
     Fair value...................................      $    --          $  --            $    --
  Yield...........................................         0.00%          0.00%              0.00%
  Over 10 years:
     Amortized cost...............................      $    --          $  25            $    25
     Fair value...................................      $    --          $  25            $    25
     Yield........................................         0.00%          6.00%              6.00%
  Total amortized cost............................      $ 7,378          $  25            $ 7,403
  Total fair value................................      $ 7,358          $  25            $ 7,383
  Total yield.....................................         5.63%          6.00%              5.63%

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

     In 2000, gross losses of $495 were realized. At December 31, 2000, investment securities having a carrying value of $5,881,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

4.  LOANS

     The following is a detail of total loans outstanding as of December 31, 2000:

(DOLLARS IN THOUSANDS)
Commercial..................................................  $16,301
Real estate, commercial.....................................   14,427
Real estate, mortgage.......................................    8,907
Consumer....................................................    2,784
                                                              -------
     Total loans............................................  $42,419
                                                              =======

     During 2000, Centra recorded a provision for loan losses of $636,000. No other activity impacted the allowance during 2000, such as charge-offs or recoveries.

     Centra's lending is primarily focused in the north central West Virginia market and consists principally of commercial lending, retail lending, which includes single-family residential mortgages and other consumer lending. All credits were subjected to Centra's normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

     Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Centra had no impaired loans at December 31, 2000.

     In the normal course of its business, Centra's subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2000:

(DOLLARS IN THOUSANDS)
Balance, January 1, 2000....................................  $    --
New loans...................................................   14,307
Repayments..................................................   (3,452)
                                                              -------
     Balance, December 31, 2000.............................  $10,855
                                                              =======

5.  BANK PREMISES AND EQUIPMENT

     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

                                                               2000     1999
(DOLLARS IN THOUSANDS)                                        ------    ----
Land........................................................  $  481    $ --
Building and premises.......................................     253     175
Leasehold improvements......................................     402     141
Furniture, fixtures and equipment...........................   1,317      --
                                                              ------    ----
                                                               2,453     316
Accumulated depreciation....................................    (171)     --
                                                              ------    ----
     Net book value.........................................  $2,282    $316
                                                              ======    ====

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

     Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2000:

                                                              OPERATING
                                                               LEASES
(DOLLARS IN THOUSANDS)                                        ---------
Year Ending December 31:
     2000...................................................   $  221
     2001...................................................      221
     2002...................................................      204
     2003...................................................      200
     2004...................................................      200
     Thereafter.............................................    2,717
                                                               ------
          Total minimum lease payments......................   $3,763
                                                               ======

     Rent expense was $234,411 in 2000 and $80,908 in 1999.

     Centra leases its main banking facility from a Limited Liability Company, two thirds of which is owned by two directors of the Company. Rent expense for the building approximated $234,000 in 2000.

6.  DEPOSITS

     Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $1,462,000 in the next 3 months; $4,007,000 in months 4 through 12; $15,114,000 in years 2 and 3; and $611,000 over 3 years.

     Deposits from related parties approximated $16.5 million at December 31, 2000.

7.  SHORT-TERM BORROWINGS

     Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

                                                                RETAIL
                                                              REPURCHASE
                                                              AGREEMENTS
(DOLLARS IN THOUSANDS)                                        ----------
2000:
     Ending balance.........................................    $3,488
     Average balance........................................     1,838
     Highest month end balance..............................     3,488
     Interest expense -- YTD................................       104
     Weighted average interest rate:
          End of year.......................................      5.46%
          During the year...................................      5.67%

     Centra has a borrowing capacity of $9.0 million dollars from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. via an unsecured line of credit and $3 million via a reverse repurchase agreement.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

8.  INCOME TAXES

     Centra did not record income tax expense (benefit) during 2000 and 1999. While Centra is generating net operating losses that will reduce future tax liabilities, a valuation allowance has been established that eliminates the tax benefit from the financial statements until it is recognized.

     The effective income tax rate in the consolidated statement of operations is less than the statutory corporate tax rate due to the following:

                                                              2000     1999
                                                              -----    -----
Statutory corporate tax rate................................   34.0%    34.0%
Differences in rate resulting from:
  Impact of graduated tax rates.............................  (13.9)   (13.9)
  State income taxes........................................    3.0      4.0
  Other.....................................................     --      (.5)
  Valuation allowance.......................................  (23.1)   (23.6)
                                                              -----    -----
  Effective income tax rate.................................    0.0%     0.0%
                                                              =====    =====

     The Company currently has approximately $880,000 and $250,000 of net operating loss carry-forwards that will expire in 2020 and 2019, respectively.

     The following is a summary of deferred tax assets (liabilities) as of December 31, 2000:

                                                             2000     1999
                                                             -----    -----
Allowance..................................................  $ 254    $  --
Organization costs.........................................     90       95
Net operating loss.........................................    353      101
Premises and equipment.....................................     (9)      --
Unrealized gain (loss) on securities.......................     (4)       8
                                                             -----    -----
Net deferred tax asset.....................................    684      204
Valuation allowance........................................   (684)    (204)
                                                             -----    -----
                                                             $   0    $   0
                                                             =====    =====

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, Centra is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement Centra has in these financial instruments.

  LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

     Loan commitments are made to accommodate the financial needs of Centra's customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has no standby letters of credit at this time. Centra's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at December 31, 2000, is $10,824,000.

10.  OTHER EXPENSES

     The following items of other expense exceed one percent of total revenue during 2000 (in thousands):

Stationery and supplies.....................................  $101
West Virginia Franchise taxes...............................    62
Outside services............................................    40

11.  REGULATORY MATTERS

     The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2000, Centra is not permitted to pay dividends without prior regulatory approval.

     Centra and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Centra and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Centra and its banking subsidiary's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2000.

     As of December 31, 2000, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra's or its banking subsidiary's category.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

     Centra and its banking subsidiary, Centra Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                   WELL CAPITALIZED
                                                                                     UNDER PROMPT
                                                                 FOR CAPITAL          CORRECTIVE
                                                 ACTUAL            ADEQUACY        ACTION PROVISION
                                             --------------     --------------     ----------------
                                             AMOUNT   RATIO     AMOUNT   RATIO     AMOUNT    RATIO
(DOLLARS IN THOUSANDS)                       ------   -----     ------   -----     -------   ------
As of December 31, 2000:
     Total capital (1).....................  10,656   21.9%     3,885      8%       4,856      10%
     Tier 1 (2)............................  10,049   20.7      1,942      4        2,913       6
     Tier 1 (3)............................  10,049   22.5      1,783      4        2,229       5

---------------
(1) Ratio represents total risk-based capital to net risk-weighted assets.
(2) Ratio represents Tier 1 capital to net risk-weighted assets.
(3) Ratio represents Tier 1 capital to average assets.

12.  FEDERAL RESERVE REQUIREMENTS

     The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The Reserve requirement is calculated on a percentage of total deposit liabilities and averaged $1,197,000 for the year ended December 31, 2000.

13.  EMPLOYEE BENEFIT PLANS

     The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment options selected by the employee. Centra matched 100% of the first 6% of compensation deferred by the employee during 2000. Centra's total expense associated with the Plan approximated $29,265 in 2000. Centra has an individual supplemental retirement agreement with its chief executive officer. The cost is being accrued over the period of active service from the date of the agreement. The liability for such agreement approximated $43,000 at December 31, 2000, and is included in other liabilities in the accompanying consolidated statements of condition. To assist in funding the cost of this agreement, Centra is the owner and beneficiary of a life insurance policy on its chief executive officer. During the year ended December 31, 2000, the cost of the supplemental retirement plan, net of an increase in cash surrender value on the policy of $22,000, was $21,000.

14.  STOCK OPTIONS

     Centra's stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 480,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option, therefore no compensation expense is recognized. All granted options vest in periods ranging from

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY immediately to four years and expire 10 years from the date of grant. The following summarizes Centra's stock options as of December 31, 2000, and the changes for the year then ended:

                                                                      2000
                                                              ---------------------
                                                                           WEIGHTED
                                                                           AVERAGE
                                                               NUMBER      EXERCISE
                                                              OF SHARES     PRICE
                                                              ---------    --------
Outstanding at beginning of year............................        --      $   --
Granted.....................................................   271,400       10.00
Exercised...................................................        --          --
Canceled....................................................        --          --
                                                               -------
Outstanding at end of year..................................   271,400       10.00
                                                               =======
Exercisable at end of year..................................   130,000       10.00
                                                               =======
Weighted average fair value of options granted during the
  year......................................................                $ 1.38
                                                                            ======

     The following summarizes information concerning Centra's stock options outstanding at December 31, 2000:

                                       OPTIONS OUTSTANDING
                              --------------------------------------      OPTIONS EXERCISABLE
                                              WEIGHTED                  -----------------------
                                               AVERAGE      WEIGHTED                   WEIGHTED
                                OPTION        REMAINING     AVERAGE                    AVERAGE
                                SHARES       CONTRACTUAL    EXERCISE      NUMBER       EXERCISE
EXERCISE PRICE                OUTSTANDING       LIFE         PRICE      EXERCISABLE     PRICE
--------------                -----------    -----------    --------    -----------    --------
$10.00......................    271,400      9.67 years      $10.00       130,000       $10.00

     The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with a risk-free interest rate of 5.00% and a weighted life of the options of three years. For purposes of proforma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Had compensation expense been determined using the fair value method, proforma net loss for the year ended December 31, 2000, would have been $1,733,000 or $(1.46) per basic and diluted share.

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

15.  PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                              DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)                                        -----------------
Assets:
  Investment in Bank subsidiary:............................       $10,060
                                                                   -------
     Total assets...........................................       $10,060
                                                                   =======
     Total stockholders' equity.............................       $10,060
                                                                   =======

CONSOLIDATED STATEMENT OF INCOME

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)                                        -----------------
Total income................................................       $    --
Total expense...............................................            --
                                                                   -------
Income before federal income taxes and equity in
  undistributed earnings of subsidiary......................            --
Applicable income tax benefit...............................            --
Equity in undistributed earnings (loss) of subsidiary.......        (1,486)
                                                                   -------
          Net loss..........................................       $(1,486)
                                                                   =======

STATEMENT OF CASH FLOWS

                                                                 YEAR ENDED
                                                              DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)                                        -----------------
Net loss....................................................       $(1,486)
Equity in undistributed earnings of subsidiary..............         1,486
                                                                   -------
          Net cash from operations..........................            --
Net cash used in investing activities.......................            --
Net cash used in financing activities:
  Collection of stock subscription receivable...............        (1,202)
  Proceeds of stock offering................................         1,202
                                                                   -------
          Net change in cash................................            --
Cash and cash equivalents at beginning of year..............            --
                                                                   -------
          Cash and cash equivalents at end of year..........       $    --
                                                                   =======

                 CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARY

16.  SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

     A summary of selected quarterly financial information for 2000 and 1999 follows:

                                                 FIRST         SECOND        THIRD         FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------    ----------    ----------    ----------
2000:
  Interest income..........................    $      247    $      637    $    1,001    $    1,303
  Interest expense.........................            73           326           577           791
  Net interest income......................           174           311           424           512
  Provision for possible loan losses.......           115           259           162           100
  Other income.............................             3            20            34            56
  Other expenses...........................           491           593           591           709
  Income taxes.............................            --            --            --            --
  Net loss.................................          (429)         (521)         (295)         (241)
  Basic and diluted loss per share.........    $    (0.37)   $    (0.43)   $    (0.25)   $    (0.20)
  Basic and diluted weighted average shares
     outstanding...........................     1,156,700     1,200,000     1,200,000     1,200,000

1999:
  Net interest income......................           N/A           N/A           N/A    $      193
  Net interest income......................                                                     193
  Other expenses...........................                                                     658
  Net income...............................                                                    (465)
  Basic and diluted loss per share.........                                              $    (0.06)
  Basic and diluted weighted average shares
     outstanding...........................                                                 778,300

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

     We have audited the accompanying consolidated balance sheets of Centra Financial Holdings Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2000, and the period from inception (September 27, 1999) to December 31, 1999. These financial statements are the responsibility of Centra's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings Inc. and Subsidiary at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the year ended December 31, 2000, and the period from inception (September 27, 1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Charleston, West Virginia
February 2, 2001

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of Centra included those persons identified under "Election of Directors" on pages 2 through 5 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders to be held April 19, 2001, which section is expressly incorporated by reference. Other Executive Officers were Kevin D. Lemley (46), Vice President and Chief Financial Officer, former Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia ; Richard L. Barnard (46), Vice President and Chief Information Officer, former Vice President and Chief Information Officer for Huntington National Bank, West Virginia; Timothy P. Saab (45), Vice President and Treasurer, former Vice President Private Financial Group for Huntington National Bank, West Virginia;
E. Richard Hilleary (53), Vice President - Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia.

     Mr. Lemley, Mr. Barnard, Mr. Saab, and Mr. Hilleary all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Executive Officers and Directors" on pages 9 through 10 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Stockholders to be held April 19, 2001, which is incorporated herein by reference.

     Neither the report of the Compensation Committee of the Board of Directors on executive compensation nor the performance graph included in Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders to be held on April 19, 2001, shall be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Security Ownership of Certain Beneficial Owners and Management" on pages 12 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders to be held April 19, 2001, which section is expressly incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Transactions Involving Management" on pages 7 through 8 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders to be held April 19, 2001, which section is expressly incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiary are included in Item 8:

                                                                      PAGE
                                                                      ----
        Report of Independent Auditors (Ernst & Young LLP)..........   40

        Consolidated Statements of Condition as of December 31, 2000
          and 1999..................................................   23

        Consolidated Statements of Income for the years ended
          December 31, 2000 and 1999................................   24

        Consolidated Statements of Stockholders' Equity for the
          years ended December 31, 2000 and 1999....................   25

        Consolidated Statements of Cash Flows for the years ended
          December 31, 2000 and 1999................................   26

        Notes to the Consolidated Financial Statements..............   27

        Centra Financial Holdings Inc.: (Parent Company Only
          Financial Statements are included in Note 15 of the Notes
          to the Consolidated Financial Statements).................   38

(a)(2) FINANCIAL STATEMENT SCHEDULES

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) EXHIBITS

       Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning after page 44. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

(b)    REPORTS ON FORM 8-K

       Centra was not required to file Form 8-K during 2000.

(c)    EXHIBITS

       Exhibits filed with Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 44.

(d)    FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRA FINANCIAL HOLDINGS INC.

Date: March 19, 2001                      By: /s/ DOUGLAS J. LEECH
                                            ------------------------------------
                                              Douglas J. Leech,
                                              President and Chief Executive
                                              Officer

Date: March 19, 2001                      By: /s/ KEVIN D. LEMLEY
                                            ------------------------------------
                                              Kevin D. Lemley,
                                              VP-CFO Principal Financial and
                                              Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                 SIGNATURES                                  TITLE                     DATE
                 ----------                                  -----                     ----

            /s/ DOUGLAS J. LEECH                 President and Chief Executive    March 19, 2001
---------------------------------------------    Officer and Director
              Douglas J. Leech

             /s/ ARTHUR GABRIEL                  Director                         March 19, 2001
---------------------------------------------
               Arthur Gabriel

           /s/ PARRY G. PETROPLUS                Director                         March 19, 2001
---------------------------------------------
             Parry G. Petroplus

              /s/ MILAN PUSKAR                   Director                         March 19, 2001
---------------------------------------------
                Milan Puskar

           /s/ BERNARD G. WESTFALL               Director                         March 19, 2001
---------------------------------------------
             Bernard G. Westfall

                                 EXHIBIT INDEX

           CENTRA FINANCIAL HOLDINGS INC. ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

EXHIBIT
NUMBER                       DESCRIPTION                                 EXHIBIT LOCATION
-------  ---------------------------------------------------  ---------------------------------------

    3.1  Articles of Incorporation                            Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein.

    3.2  Bylaws                                               Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein.

    4.1  Shareholder Protection Rights Agreement              Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein.

   10.1  Centra Financial Holdings, Inc. 1999 Stock           Filed herewith.
         Incentive Plan dated as of April 27, 2000

   10.2  Employment Agreement of Douglas J. Leech dated       Filed herewith.
         March 16, 2000.

     12  Statement Re: Computation of Ratios                  Filed herewith.

     21  Subsidiary of Registrant                             Filed herewith.

   99.1  Proxy Statement for the 2001 Annual Meeting          Filed herewith.

   99.2  Report of Ernst & Young, LLP, Independent Auditors   Found on Page 40 herein.