Form 10QSB
period 2001-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2001-05-14
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           For the transition period from             to           .
                                          -----------    ----------

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        WEST VIRGINIA                                    55-0770610
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                             990 ELMER PRINCE DRIVE
                                  P. O. BOX 656
                      MORGANTOWN, WEST VIRGINIA 26507-0656
               --------------------------------------------------
               (Address of principal executive offices, zip code)

                                  304-598-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  [ X ]     NO  [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of April 30, 2001, the number of shares outstanding of the registrant's only class of common stock was 1,440,000.

Transitional Small Business format (check one):   YES  [   ]     NO  [ X ]

CENTRA FINANCIAL HOLDINGS, INC.
Part I. Financial Information

Item 1. Financial Statements

            The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.

                Consolidated Statements of Condition at March 31, 2001 and
                  December 31, 2000

                Consolidated Statements of Income for the Quarters ended
                  March 31, 2001 and March 31, 2000

                Consolidated Statement of Stockholders Equity for the Quarters
                  ended March 31, 2001 and March 31, 2000

                Consolidated Statement of Cash Flows for the Quarters ended
                  March 31, 2001 and March 31, 2000

                Notes to Consolidated Financial Statements

           These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the quarter ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

           The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of
           Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (i.e., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

           Management's Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-18 of this report.

Item 3.    Quantitative and Qualitative Disclosure of Market Risk

           The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II.   Other Information

Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands)

                                                          MARCH 31       DECEMBER 31
                                                            2001            2000
                                                         (UNAUDITED)      (NOTE A)
                                                         -----------     -----------
ASSETS

Cash and due from banks                                    $ 4,149         $ 2,773
Interest-bearing deposits in other banks                     5,387              71
Federal funds sold                                           5,822           4,797
                                                           -------         -------
                    TOTAL CASH AND CASH EQUIVALENTS         15,358           7,641

Available-for-sale securities, at fair value
   (amortized cost of $14,941 at March 31, 2001 and
   $ 23,411 at December 31, 2000)                           14,943          23,422
Loans, net of unearned income                               58,125          42,419
Allowance for loan losses                                     (841)           (636)
                                                           -------         -------
                                          NET LOANS         57,284          41,783

Premises and equipment, net                                  3,101           2,282
Other assets                                                 2,770           1,666
                                                           -------         -------
                                       TOTAL ASSETS        $93,456         $76,794
                                                           =======         =======

LIABILITIES
Demand deposits                                            $ 7,167         $ 7,456
Interest-bearing demand deposits                             4,424           5,250
Savings and money market deposit accounts                   38,507          29,000
Savings certificates                                        11,798           9,816
Large denomination certificates of deposit                  13,722          11,378
                                                           -------         -------
                                     TOTAL DEPOSITS         75,618          62,900

Short-term borrowings                                        5,230           3,488
Other liabilities                                              410             346
                                                           -------         -------
                                  TOTAL LIABILITIES         81,258          66,734

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 1,900,000 authorized,
   1,406,000 issued and outstanding                          1,406           1,200
Additional paid-in capital                                  13,168          10,800
Accumulated deficit                                         (2,378)         (1,951)
Accumulated other comprehensive income                           2              11
                                                           -------         -------
                         TOTAL STOCKHOLDERS' EQUITY         12,198          10,060
                                                           -------         -------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $93,456         $76,794
                                                           =======         =======

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income (Unaudited)
(Dollars in thousands except per share data)

                                                                       QUARTER ENDED MARCH 31
                                                                      2001                2000
                                                                    ----------         ----------
INTEREST INCOME
Loans, including fees                                               $    1,065         $       65
Securities available-for-sale                                              273                103
Interest-bearing bank balances                                              16                  1
Federal funds sold                                                          62                 78
                                                                    ----------         ----------
                                       TOTAL INTEREST INCOME             1,416                247

INTEREST EXPENSE
Deposits                                                                   790                 67
Short-term borrowings                                                       52                  6
                                                                    ----------         ----------
                                      TOTAL INTEREST EXPENSE               842                 73
                                                                    ----------         ----------
                                         NET INTEREST INCOME               574                174

Provision for loan losses                                                  205                115
                                                                    ----------         ----------
         NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES               369                 59

OTHER INCOME
Service charges on deposit accounts                                         28                 --
Other                                                                       51                  3
                                                                    ----------         ----------
                               TOTAL OTHER OPERATING REVENUE                79                  3

Gain on sales of securities                                                 --                 --
                                                                    ----------         ----------
                                          TOTAL OTHER INCOME                79                  3

OTHER EXPENSE
Salary and employee benefits                                               441                225
Occupancy expense                                                           82                 75
Equipment expense                                                           84                 32
Advertising                                                                 40                 13
Professional fees                                                           13                  9
Data processing                                                             54                 26
Other                                                                      161                111
                                                                    ----------         ----------
                                         TOTAL OTHER EXPENSE               875                491
                                                                    ----------         ----------
                                NET LOSS BEFORE INCOME TAXES              (427)              (429)

Income taxes:
   Federal                                                                  --                 --
   State                                                                    --                 --
                                                                    ----------         ----------
                                          TOTAL INCOME TAXES                --                 --
                                                                    ----------         ----------
                                                    NET LOSS        $     (427)        $     (429)
                                                                    ==========         ==========

Basic and diluted loss per share                                    $    (0.35)        $    (0.37)
Basic and diluted weighted average shares outstanding                1,232,293          1,156,700

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Quarters Ended March 31, 2001 and 2000
(Dollars in thousands)

                                                                                         ACCUMULATED
                                            ADDITIONAL      STOCK                           OTHER
                                  COMMON     PAID-IN    SUBSCRIPTIONS    ACCUMULATED    COMPREHENSIVE
                                   STOCK     CAPITAL      RECEIVABLE       DEFICIT       GAIN (LOSS)       TOTAL
                                  ------    ----------  -------------    -----------    -------------     -------
Balance, January 1, 2000           $1,200     $10,800      $(1,202)        $  (465)         $(19)         $10,314
Issuance of common stock               --          --        1,202              --            --            1,202
Comprehensive loss:
   Net loss                            --          --           --            (429)           --             (429)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                                             (7)              (7)

                                                                                                          -------
   Total comprehensive loss                                                                                  (436)
                                   ------     -------      -------         -------          ----          -------
Balance, March 31, 2000            $1,200     $10,800      $    --         $  (894)         $(26)         $11,080
                                   ======     =======      =======         =======          ====          =======

Balance, January 1, 2001           $1,200     $10,800      $    --         $(1,951)         $ 11          $10,060
Issuance of common stock              206       2,368                           --            --            2,574
Comprehensive loss:
   Net loss                            --          --           --            (427)           --             (427)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                                             (9)              (9)
                                                                                                          -------
   Total comprehensive loss                                                                                  (436)
                                   ------     -------      -------         -------          ----          -------
Balance, March 31, 2001            $1,406     $13,168      $    --         $(2,378)         $  2          $12,198
                                   ======     =======      =======         =======          ====          =======

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                                                  QUARTER ENDED MARCH 31
                                                                                  2001             2000
                                                                                --------         --------
OPERATING ACTIVITIES
Net loss                                                                        $   (427)        $   (429)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of discounts on securities                                           (252)             (63)
     Provision for loan losses                                                       205              115
     Depreciation                                                                     62               20
     Increase in accrued expenses                                                     64               20
     Increase in other assets                                                     (1,104)            (585)
                                                                                --------         --------
                                   NET CASH USED IN OPERATING ACTIVITIES          (1,452)            (922)

INVESTING ACTIVITIES
Purchases of premises and equipment                                                 (881)            (814)
Purchases of available-for-sale securities                                       (29,198)          (4,967)
Sales and maturities of securities                                                37,920            1,484
Net increase in loans made to customers                                          (15,706)          (7,667)
                                                                                --------         --------
                                   NET CASH USED IN INVESTING ACTIVITIES          (7,865)         (11,964)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                          8,392           16,450
Net increase in savings certificates                                               4,326            2,169
Net increase in securities sold under agreement to repurchase                      1,742            1,245
Proceeds of stock offering                                                         2,574            1,202
                                                                                --------         --------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES          17,034           21,066
                                                                                --------         --------

                                   INCREASE IN CASH AND CASH EQUIVALENTS           7,717            8,180

Cash and cash equivalents - beginning of period                                    7,641                8
                                                                                --------         --------

                               CASH AND CASH EQUIVALENTS - END OF PERIOD        $ 15,358         $  8,188
                                                                                ========         ========

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank chartered on September 27, 1999 under the laws of the State of West Virginia. Centra Bank commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. The shares of Centra Bank were exchanged for shares of Centra Financial in the second quarter of 2000. The Company expensed all costs of start-up activities including activities related to organizing the new entity. Start-up costs included training costs, consulting fees, utilities and related expenses during the pre-opening period.

During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation - Morgantown, Inc. and Centra Financial Corporation - Martinsburg, Inc.) to own the respective stock sold in each market and to manage the banking operations in those markets.

In April 2001, Centra Financial Holdings, Inc. completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share.

NOTE B - BASIS OF PRESENTATION

The accounting and reporting policies of Centra conform to generally accepted accounting principles and practices in the banking industry. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made. These notes are presented in conjunction with the Notes to Financial Statements included in the Audited Financial Statements of Centra Bank, Inc. as of December 31, 2000 included in the Company's filing on Form 10-KSB.

NOTE C - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the average common shares outstanding during the period. Stock options were issued under the Centra 1999 Stock Incentive Plan (the Plan) in the second quarter of 2000 and the first quarter of 2001. Due to the loss incurred for each period presented and the anti-dilutive impact of the options, there is no difference between basic and diluted earnings per share.

NOTE D - ACCOUNTING PRONOUNCEMENTS

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) which requires all derivatives to be recorded on the balance sheet at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges became effective, as amended, for quarterly and annual reporting beginning January 1, 2001. The adoption of this Statement did not impact Centra because Centra currently does not have derivative financial instruments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

                                                                                 QUARTER ENDED MARCH 31
                                                                                  2001             2000
                                                                                -------           -------
     Net loss to:
        Average assets                                                           (2.14)%           (9.91)%
        Average stockholders' equity                                            (16.85)           (15.16)
     Net interest margin                                                          3.14              4.53

     Average stockholders' equity to average assets                              12.73             65.38
     Total loans to total deposits (end of period)                               76.87             41.18
     Allowance for loan losses to total loans (end of period)                     1.45              1.50
     Capital ratios:
        Tier 1 capital ratio                                                     18.94             98.04
        Risk-based capital ratio                                                 20.19             98.28
        Leverage ratio                                                           15.10             63.83
     Cash dividends as a percentage of net income                               N/A               N/A
     Per share data:
        Book value per share                                                   $  8.68           $  9.23
        Market value per share, end of period*                                   12.50             10.00
        Basic and diluted loss per share                                         (0.35)            (0.37)

* Market value per share is based on Centra's knowledge of certain arms-length transactions in the stock as Centra's common stock is not traded on any national market.

INTRODUCTION

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management's assessment of the financial results. Centra's wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities.

Centra was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

You should read this discussion and analysis in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company's filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended March 31, 2001, Centra incurred a loss of $427,000 compared to a loss of $429,000 in the first quarter of 2000. While these losses appear comparable in total, the composition of the loss differs significantly. Centra opened for business on February 14, 2000. Income contribution during the first quarter of 2000 was minimal while salary, occupancy and other costs were incurred for the entire quarter. This is in contrast to the first quarter of 2001, which includes a full quarter of operations. Also, during the first quarter of 2001, Centra opened another office in Morgantown, West Virginia, (the Waterfront office) and began staffing for the subsequent opening of two offices in Martinsburg, West Virginia. With the opening and pending opening of these offices, additional salary, occupancy and other start up costs were incurred while minimal revenue contributions were generated from these locations.

Net interest income totaled $574,000 in 2001 compared to $174,000 in 2000. Loan loss provisions of $205,000 and $115,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income, exclusive of securities transactions, totaled $79,000 and $3,000 for the respective quarters. This increase is directly related to the volume of accounts and services offered since opening the bank in February 2000.

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

Centra's interest earning assets and interest-bearing liabilities changed significantly during the first quarter of 2001 compared to 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Since that time, there has been a significant change in the mix of both assets and liabilities of the bank.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended March 31, 2001 and 2000 was 3.14% and 4.53% respectively. Centra expected this decline in net interest margin as the bank's source of funds shifted from seed capital to interest bearing deposits and liabilities and funds were redeployed into loans. The impact of this decline non-interest bearing sources of funds on the bank was 2.31% when compared to the first quarter of 2000. This impact has increased steadily as overall growth has occurred. Average loan balances have grown from $2,972,000 in the first quarter of 2000 to $48,642,000 in the first quarter of 2001.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                          QUARTER ENDED MARCH 31, 2001           QUARTER ENDED MARCH 31, 2000
                                     --------------------------------------  ---------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     --------------------------------------  ---------------------------------------
ASSETS
Interest bearing deposits in banks       $ 1,266       $   16       5.05%       $    28      $    1         9.08%
Federal funds sold                         4,682           62       5.35          5,278          78         5.94
Investments:
   U.S. treasuries                            --           --          -            499           7         5.61
   U.S. agencies                          19,492          273       8.41          6,644          96         5.76

Loans:
   Commercial                             36,281          784       8.76          2,921          61         8.47
   Consumer                                3,257           78       9.77             21           1        14.45
   Real estate                             9,840          203       8.37             62           3        18.19
   Allowance for loan losses                (736)          --         --            (32)         --           --
                                         -------       ------       ----        -------      ------         ----
                          NET LOANS       48,642        1,065       8.88          2,972          65         8.81
                                         -------       ------       ----        -------      ------         ----

Total earning assets                      74,082        1,416       7.75         15,421         247         6.42
Cash and due from banks                    2,441                                    640
Other assets                               4,222                                  1,357
                                         -------                                -------
                       TOTAL ASSETS      $80,745                                $17,418
                                         =======                                =======

LIABILITIES
Deposits:
   Non-interest bearing demand           $ 6,880       $   --                   $   307       $  --
   NOW                                     3,980           30       3.07            167           1         3.17
   Money market checking                  30,330          364       4.87          4,502          58         5.13
   Savings                                 1,267           10       3.06             25          --         2.42
   IRAs                                    1,265           21       6.89             16          --         7.70
   CDs                                    22,197          365       6.67            465           8         6.83
Short-term borrowings                      4,139           52       5.10            359           6         6.27
                                         -------       ------       ----        -------      ------         ----
 TOTAL INTEREST BEARING LIABILITIES       63,178          842       5.41          5,534          73         5.01
                                                       ------                                ------

Other liabilities                            412                                    190
                                         -------                                -------
                  TOTAL LIABILITIES       70,470                                  6,031

EQUITY
Common stock                               1,232                                  1,200
Paid-in capital                           11,172                                 10,800
Accumulated deficit                       (2,132)                                  (592)
Unrealized gains (losses)                     (3)                                   (21)
                                         -------                                -------
                       TOTAL EQUITY       10,275                                 11,387
                                         -------                                -------
       TOTAL LIABILITIES AND EQUITY      $80,745                                $17,418
                                         =======                                =======

Net interest spread                                                 2.34                                    1.42
Impact of non-interest bearing
   funds on margin                                                   .80                                    3.11
                                                                    ----                                    ----
Net interest income-margin                             $  574       3.14%                      $174         4.53%
                                                       ======       ====                       ====         ====

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended March 31, 2001, and 2000, was $205,000 and $115,000, respectively. Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

NON-INTEREST INCOME

Fees related to deposit accounts and electronic banking revenue generate the majority of the bank's non-interest income. Due to the start-up nature of the bank, service charges on deposit accounts totaled $0 in the first quarter of 2000 compared to $28,000 in the first quarter of 2001. The bank also originates mortgage loans that are sold on the secondary market. Income from those activities, which is included in other income, totaled $18,000 in the first quarter of 2001 compared to $0 in 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, we expect non-interest income to be below peer institutions.

NON-INTEREST EXPENSE

For the first quarter of 2001, non-interest expense totaled $875,000 compared to $491,000 in the first quarter of 2000. Non-interest expense reflects all costs for the first quarter of 2000 while the bank opened on February 14, 2000. This "mismatch" of expenses and revenues in 2000 has been reduced as the bank has begun to achieve critical mass to support profitability and economies of scale. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses.

Salaries and benefits increased from $225,000 for the quarter ended March 31, 2000 to $441,000 for the quarter ended March 31, 2000. This increase is due to the start up nature of the first quarter of 200 as compared to a full quarter of operation in 2001 combined with the opening of the Waterfront office and preparation to open the Martinsburg offices in 2001.

For the quarters March 31, 2001, and 2000, occupancy expense totaled $82,000 and $75,000, respectively. Included in net occupancy expense is depreciation of leasehold improvements and furniture, fixtures and equipment totaling $62,000 and $20,000, respectively.

Equipment expense increased from $32,000 for the quarter ended March 31, 2000 compared to $84,000 for the quarter ended March 31, 2001. This increase is consistent with the start up nature of the bank in 2000 compared to a full quarter's operations in 2001. Centra opened the

Waterfront office and began incurring costs for the Martinsburg offices in 2001 which also supports the increase noted.

Advertising costs increased $27,000 when comparing the first quarters of 2001 and 2000. In addition to having a full quarter of operations in 2001, the bank was advertising the opening of our new Waterfront office.

Data processing costs have increased $28,000 when comparing the first quarters of 2001 and 2000. The 2001 total reflects a full quarter of operations and the addition of additional services during the latter part of 2000.

Other operating expense increased $50,000 when comparing the first quarters of 2001 and 2000. This increase is due to a full quarter's operations in 2001 when compared to the start up nature of the bank in 2000.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the bank. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start up expenses of the various offices, the relevancy of the efficiency ratio as an indicator of performance is minimal.

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (2.14)% and (16.85)% for the first quarter of 2001 compared to (9.91%) and (15.16%), respectively. These negative returns are the result of start up costs for the various offices. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank is generating net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $16.7 million since December 31, 2000. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and was funded by increases in basically all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $12.7 million since December 31, 2000. Short-term borrowings have increased $1.7 million since December 31, 2000.

Stockholders' equity has increased approximately $2.1 million due to a combination of a $2.6 million stock issuance offset by the loss incurred in the first quarter of 2001. See Item 5 for a discussion of the stock offering during the first quarter of 2001.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $15.4 million as of March 31, 2001 compared to $7.6 million as of March 31, 2000. These balances have increased due to increases in federal funds sold and interest-bearing balances in other banks in anticipation of loan demand in April 2001. Vault cash increased due to the opening of the Waterfront office and the planned opening of our Martinsburg offices. These balances will continue to stabilize or decrease in subsequent quarters due to loan demand and the use of short-term government securities in lieu of federal funds sold.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $14.9 million as of March 31, 2001. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $8.5 million from year-end and is the result of funds being deployed in the loan portfolio at higher yields.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2001, the amortized cost of the bank's investment securities totaled $14.9 million, resulting in unrealized appreciation in the investment portfolio of $2,000 and a corresponding increase in the bank's equity of $2,000.

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

LOANS

The bank's lending is primarily focused in north central West Virginia and the eastern panhandle, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of March 31, 2001:

         (dollars in thousands)

         Commercial                                          $21,245
         Real estate, commercial                              22,733
         Real estate, mortgage                                10,396
         Consumer                                              3,751
                                                             -------
                                           TOTAL LOANS       $58,125
                                                             =======

Commercial loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2001. The bank will continue to selectively lend to customers outside its primary market area. Our lending will also be expanded with our presence in the Martinsburg market.

LOAN CONCENTRATION

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry as well as hotels and motels. These concentrations, while within the same industry segment, are not concentrated in one borrower but rather over several borrowers. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

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

The bank has experienced no charge-offs through March 31, 2001.

The bank has no nonperforming, nonaccrual, delinquent loans or other real estate owned as of March 31, 2001.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $75.6 million at March 31, 2001.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowings consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At March 31, 2001, short-term borrowings totaled $5.2 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 and completed the issuance in February 2000.

In 2001, the bank sold an additional 240,000 shares in a private offering that was completed in April 2001. Centra anticipates obtaining additional equity capital in the second quarter of 2001. This additional capital is needed to support projected growth in 2001 and 2002.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of March 31, 2001, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

MARKET RISK MANAGEMENT

The objective of the bank's Asset/Liability Management function is to maintain consistent growth in net interest income within the bank's policy guidelines. This objective is accomplished through management of the bank's balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels and customer preferences.

Liquidity measures an organization's ability to meet cash obligations as they come due. During the quarter ended March 31, 2001, the bank generated cash primarily from increases in deposit accounts and maturities of investment securities. The bank used cash flows of $37.9 million for the origination of loans and $29.2 million for the acquisition of short-term government securities.

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

The bank manages interest rate risk to minimize the impact of fluctuating interest rates on earnings. The bank uses simulation techniques which attempt to measure the change in net interest income at various levels of interest rate changes, basic banking interest rate spreads, the shape of the yield curve and the impact of changing product growth patterns. The primary method of measuring the sensitivity of earnings to changing market interest rates is to simulate expected cash flows using varying assumed interest rates while also adjusting the timing and magnitude of non-contractual deposit repricing to more accurately reflect anticipated pricing behavior.

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

     COMPARATIVE RATE SENSITIVITY SUMMARY
     MARCH 31, 2001 (DOLLARS IN THOUSANDS)
                                                       0-3        4-12        1-3        OVER 3
                                                      MONTHS     MONTHS      YEARS       YEARS        TOTAL
                                                     -------     ------      ------      ------      -------
     EARNING ASSETS
     Interest bearing deposits in banks              $ 5,387     $     -     $     -     $     -     $ 5,387
     Federal funds sold                                5,822           -           -           -       5,822
     Investments                                      14,921           -           -          22      14,943
     Loans:                                                                                                -
        Non real estate                               28,292       4,652       5,728      10,024      48,696
        Real estate                                      524          58         120       8,727       9,429
        Allowance for loan losses                       (841)          -           -           -        (841)
                                                     -------     -------     -------     -------     -------
                            TOTAL EARNING ASSETS      54,105       4,710       5,848      18,773      83,436

     INTEREST BEARING LIABILITIES
     Deposits:
        NOW                                            4,424           -           -           -       4,424
        Money market checking                         36,516           -           -           -      36,516
        Savings                                            -           -       1,991           -       1,991
        CDs                                            1,972      11,289      11,486         773      25,520
     Short-term borrowings                             5,230           -           -           -       5,230
                                                     -------     -------     -------     -------     -------
              TOTAL INTEREST BEARING LIABILITIES      48,142      11,289      13,477         773      73,681
                                                     -------     -------     -------     -------     -------
     Interest sensitivity gap for the period         $ 5,963     $(6,579)    $(7,629)    $18,000     $ 9,755
                                                     -------     -------     -------     -------     -------
     Cumulative interest sensitivity gap             $ 5,963     $  (616)    $(8,245)    $ 9,755
                                                     =======     =======     =======     =======
     Cumulate rate sensitivity ratio                  112.39%      98.96%      88.69%     113.24%
                                                     =======     =======     =======     =======

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

FUTURE OUTLOOK

The bank's results of operations in the first quarter of 2001 represent the infancy and expansion stage of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank is in the process of opening an office in Martinsburg, West Virginia, and will be looking for a second location in that market. These locations will complement our delivery systems and enable the bank to service a broader customer base. Construction of our University Avenue facility was completed in the first quarter. The Williamsport Pike office, Martinsburg,

West Virginia, was opened in April, 2001. In addition, Centra has teamed with local ATM owners to designate several locations as Centra Bank locations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 5.  Other Information

THE OFFERING

         In April 2001, Centra Financial Holdings, Inc. completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. Under Rule 505 Centra Financial is eligible to raise a total of $5,000,000 in proceeds during any 12-month period.

MARTINSBURG EXPANSION

         Centra Financial is using the proceeds from the $3,000,000 offering to establish a branch in Martinsburg, West Virginia. The management and directors of Centra Financial and Centra Bank, Inc., believe that the establishment of a branch banking office in Martinsburg, West Virginia, presents an opportunity to expand successfully into a dynamic market. Martinsburg is located in Berkeley County, West Virginia, in the eastern panhandle of the state. Berkeley County and its neighboring counties, Jefferson and Morgan Counties, West Virginia, are a part of a fast growing area of the state. This growth is due both to the attraction of new industry to the area and the growth of the area as a home to workers who commute to the Washington, D.C., metropolitan area.

         To facilitate expansion into the eastern panhandle, Centra Financial reorganized the organization by forming two second-tier bank holding companies - Centra Financial Corporation-Morgantown, Inc., and Centra Financial Corporation-Martinsburg, Inc. Both are West Virginia corporations, and Centra Financial obtained approval from the Federal Reserve Bank of Richmond and the West Virginia Board of Banking and Financial Institutions for the establishment of each.

         Each of these second-tier holding companies owns shares of Centra Bank. Centra Financial Corporation-Martinsburg, Inc., contributed $2,188,750 in proceeds from the offering for a 12.16% interest in the bank. Centra Financial Corporation-Morgantown, Inc., contributed $811,250 in proceeds of the offering and has an 87.84% ownership interest in the bank. Centra Financial owns 100% of each of the two second-tier bank holding companies.

         Centra Financial Corporation-Martinsburg, Inc., will be housed in the proposed new branch of Centra Bank, Inc., to be located at 500 Williamsport Pike, Martinsburg, West Virginia. The property consists of a one-story building with approximately 1,500 square feet on approximately one acre. There will be two inside teller windows, as well as three drive-through windows and one ATM drive-through window. The property is being leased by the bank from unrelated third parties pursuant to a 14-year lease with options by the bank to renew for two additional periods of 10 years each. Initially, the rent for the property is $4,000 per month, which may be adjusted based on the Consumer Price Index every two years during the lease term.

MANAGEMENT

         Centra Financial. The directors of Centra Financial are Arthur Gabriel, Douglas J. Leech, Parry G. Petroplus, Milan Puskar, Bernard G. Westfall and James W. Dailey, II. The officers of Centra Financial are Douglas J. Leech (president and chief executive officer), Kevin D. Lemley (treasurer) and Timothy
P. Saab (secretary).

         Centra Financial Corporation-Morgantown, Inc. The officers of Centra Financial Corporation-Morgantown, Inc., are the same officers who currently serve Centra Financial, Douglas J. Leech (president and chief executive officer), Kevin D. Lemley (treasurer), and Timothy P. Saab (secretary). The board of directors of Centra Financial Corporation-Morgantown, Inc., are Arthur Gabriel, Douglas J. Leech, Robert E. Lynch, Paul F. Malone, William Maloney, Mark R. Nesselroad, Parry G. Petroplus, Milan Puskar, Thomas P. Rogers, Paul T. Swanson, Rita D. Tanner and Bernard G. Westfall.

         Centra Financial Corporation-Martinsburg, Inc. Directors from the Martinsburg area have been selected for Centra Financial Corporation-Martinsburg, Inc., for that company's board. These individuals are James W. Dailey, II (chairman), Robert A. McMillan (vice chairman), William D. Stegall (president and chief executive officer), John W. Miller, III (Secretary), Terry Hess, Robert S. Strauch, M.D., D. Scott Roach, Deborah J. Dhayer, Kenneth L. Banks, D.D.S., Jeffrey S. Petrucci and Michael B. Keller. Additionally, Douglas J. Leech, the president and chief executive officer of Centra Financial and the bank, also serves on the board of directors and as a vice president of Centra Financial Corporation-Martinsburg, Inc. Similarly, Kevin D. Lemley serves as treasurer of Centra Financial Corporation-Martinsburg, Inc., and Timothy P. Saab serves as assistant secretary. Henry M. Kayes, Jr., serves as a vice president and chief operating officer of Centra Financial Corporation-Martinsburg, Inc.

         Centra Bank, Inc. With respect to the bank itself, the current officers are Douglas J. Leech (president and chief executive officer), Kevin D. Lemley (vice president, chief financial officer, treasurer and secretary), Timothy P. Saab (vice president), William D. Stegall, who is vice president and Martinsburg area chief executive officer, and Henry M. Kayes, Jr., who is vice president, Martinsburg region chief operating officer, and senior lending officer. The board of directors of the bank consists of the persons listed above for Centra Financial Corporation-Morgantown, Inc., plus Robert A. McMillan and James W. Dailey, II.

         Management Agreements. The bank entered into management agreements with each of Centra Financial Corporation-Morgantown, Inc., and Centra Financial Corporation-Martinsburg, Inc. The second-tier bank holding company management and directors will be very active and make recommendations to the board of directors of the bank with respect to customer relations in their respective areas. These duties will also include recommending approval of loans (within the parameters of the bank's loan policies, lending limits and additional parameters to be instituted by the bank), assisting in the developing and pricing of products in the area, and assisting management in marketing and policy areas.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No other exhibits are required to be filed herewith.

(b) The corporation was not required to file a Form 8-K during the first quarter of 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                         CENTRA FINANCIAL HOLDINGS, INC.


                                     By: /s/ Douglas J. Leech
                                        --------------------------------------
                                         Douglas J. Leech
                                         President and Chief Executive Officer


                                     By: /s/ Kevin D. Lemley
                                        --------------------------------------
                                         Kevin D. Lemley
                                         Chief Financial Officer