Form 10QSB
period 2001-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2001-08-14
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the transition period from _______ to _______.

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

              WEST VIRGINIA                               55-0770610
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No)

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

         As of July 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 1,585,700.

Transitional Small Business format (check one):  YES  [   ]      NO  [ X ]

Centra Financial Holdings, Inc.
Part I.  Financial Information
Item 1.  Financial Statements

         The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.

            Consolidated Statements of Condition at June 30, 2001 and
              December 31, 2000
            Consolidated Statements of Income for the Six Months and
              Quarters ended June 30, 2001 and June 30, 2000
            Consolidated Statement of Stockholders Equity for the Six Months
              ended June 30, 2001 and June 30, 2000
            Consolidated Statement of Cash Flows for the Six Months ended
              June 30, 2001 and June 30, 2000
            Notes to Consolidated Financial Statements

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six months and quarter ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of
         Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors (i.e., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra's actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Management's Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-20 of this report.

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

Part II. Other Information
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Part I. Financial Information


ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands)

                                                                                     JUNE 30          DECEMBER 31
                                                                                      2001               2000
                                                                                   (UNAUDITED)         (NOTE A)
                                                                             ---------------------------------------
ASSETS
Cash and due from banks                                                             $  2,125           $  2,773
Interest-bearing deposits in other banks                                                 296                 71
Federal funds sold                                                                     6,774              4,797
                                                                             ---------------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS             9,195              7,641

Available-for-sale securities, at fair value (amortized cost
   of $12,091 at June 30, 2001 and $ 23,411 at December 31, 2000)                     12,092             23,422

Loans, net of unearned income                                                         78,157             42,419
Allowance for loan losses                                                             (1,100)              (636)
                                                                             ---------------------------------------
                                                                 NET LOANS            77,057             41,783

Premises and equipment, net                                                            3,367              2,282
Loans held for sale                                                                    2,281                683
Other assets                                                                           2,065                983
                                                                             ---------------------------------------
                                                              TOTAL ASSETS          $106,057           $ 76,794
                                                                             =======================================

LIABILITIES
Demand deposits                                                                     $ 10,851           $  7,456
Interest-bearing demand deposits                                                       5,567              5,250
Savings and money market deposit accounts                                             31,552             29,000
Savings certificates                                                                  17,871              9,816
Large denomination certificates of deposit                                            18,237             11,378
                                                                             ---------------------------------------
                                                            TOTAL DEPOSITS            84,078             62,900

Short-term borrowings                                                                  7,624              3,488
Other liabilities                                                                        496                346
                                                                             ---------------------------------------
                                                         TOTAL LIABILITIES            92,198             66,734

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 1,900,000 authorized,
   1,568,000 issued and outstanding                                                    1,568              1,200
Additional paid-in capital                                                            15,032             10,800
Accumulated deficit                                                                   (2,742)            (1,951)
Accumulated other comprehensive income                                                     1                 11
                                                                             ---------------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY            13,859             10,060
                                                                             ---------------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $106,057           $ 76,794
                                                                             =======================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited) (Dollars in Thousands Except Share and Per Share Data)

                                                          SIX MONTHS ENDED                THREE MONTHS ENDED
                                                               JUNE 30                         JUNE 30
                                                        2001            2000             2001            2000
                                                   -------------------------------- --------------------------------
INTEREST INCOME
Loans, including fees                                      $ 2,471        $   420           $ 1,406        $   355
Securities available-for-sale                                  411            277               138            175
Interest-bearing bank balances                                  37              1                21              -
Federal funds sold                                             128            185                66            107
                                                   -------------------------------- --------------------------------
                           TOTAL INTEREST INCOME             3,047            883             1,631            637

INTEREST EXPENSE
Deposits                                                     1,622            365               832            298
Short-term borrowings                                          124             33                72             28
                                                   -------------------------------- --------------------------------
                          TOTAL INTEREST EXPENSE             1,746            398               904            326
                                                   -------------------------------- --------------------------------
                             NET INTEREST INCOME             1,301            485               727            311

Provision for loan losses                                      464            374               259            259
                                                   -------------------------------- --------------------------------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES               837            111               468             52

OTHER INCOME
Service charges on deposit accounts                             65              7                37              7
Secondary market income                                         74             10                18              3
Other                                                          139              6               144             10
                                                   -------------------------------- --------------------------------
                   TOTAL OTHER OPERATING REVENUE               278             23               199             20

Loss on sales of securities                                     --              -                --             --
                                                   -------------------------------- --------------------------------
                              TOTAL OTHER INCOME               278             23               199             20

OTHER EXPENSE
Salary and employee benefits                                   951            497               510            272
Occupancy expense                                              205            142               123             67
Equipment expense                                              189             97               105             65
Advertising                                                    123             54                83             41
Professional fees                                               65             20                52             11
Data processing                                                 61             49                 7             23
Other                                                          314            225               151            114
                                                   -------------------------------- --------------------------------
                             TOTAL OTHER EXPENSE             1,908          1,084             1,031            593
                                                   -------------------------------- --------------------------------
Net loss before income taxes                                  (791)          (950)             (364)          (521)

Income taxes:
   Federal                                                                      -                               --
   State                                                                        -                               --
                                                   -------------------------------- --------------------------------
                              TOTAL INCOME TAXES                                -                               --
                                                   -------------------------------- --------------------------------
                                        NET LOSS           $  (791)       $  (950)           $ (364)       $  (521)
                                                   ================================ ================================

Basic and diluted loss per share                           $ (0.59)       $ (0.81)           $ (.25)       $ (0.43)
Basic and diluted weighted average shares
   outstanding                                           1,346,773      1,178,350         1,459,995      1,200,000

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2001 and 2000
(Dollars in thousands)

                                                                                         ACCUMULATED
                                            ADDITIONAL      STOCK                           OTHER
                                  COMMON     PAID-IN    SUBSCRIPTIONS    ACCUMULATED    COMPREHENSIVE
                                   STOCK     CAPITAL      RECEIVABLE       DEFICIT       GAIN (LOSS)       TOTAL
                                ------------------------------------------------------------------------------------

Balance, January 1, 2000           $1,200     $10,800      $(1,202)        $  (465)         $(19)         $10,314
Issuance of common stock               --          --        1,202              --            --            1,202
Comprehensive loss:
   Net loss                            --          --           --            (950)           --             (950)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                               --             3                3
                                                                                                        ------------
   Total comprehensive loss            --          --           --              --            --             (947)
                                ------------------------------------------------------------------------------------
Balance, June 30, 2000             $1,200     $10,800      $    --         $(1,415)         $(16)         $10,569
                                ====================================================================================

Balance, January 1, 2001           $1,200     $10,800      $    --         $(1,951)         $ 11          $10,060
Issuance of common stock              368       4,232                            -            --            4,600
Comprehensive loss:
   Net loss                            --          --           --            (791)           --             (791)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                                            (10)             (10)
                                                                                                        ------------
   Total comprehensive loss            --          --           --              --            --             (801)
                                ------------------------------------------------------------------------------------
Balance, June 30, 2001             $1,568     $15,032      $    --         $(2,742)         $  1          $13,859
                                ====================================================================================

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                   2001                2000
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                          $   (791)           $   (950)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of discounts on securities                                             (388)               (197)
     Provision for loan losses                                                         464                 374
     Depreciation                                                                      143                  67
     Increase in accrued expenses                                                      150                  83
     Loans originated for sale                                                     (12,105)                  -
     Proceeds from loans sold                                                       10,507                   -
     Increase in other assets                                                          (82)                (88)
                                                                           -----------------------------------------
                                   NET CASH USED IN OPERATING ACTIVITIES            (2,102)               (711)

INVESTING ACTIVITIES
Purchases of life insurance                                                         (1,000)               (612)
Purchases of premises and equipment                                                 (1,228)             (1,280)
Purchases of available-for-sale securities                                         (58,174)            (19,360)
Sales and maturities of securities                                                  69,882              16,484
Net increase in loans made to customers                                            (35,738)            (24,916)
                                                                           -----------------------------------------
                                   NET CASH USED IN INVESTING ACTIVITIES           (26,258)            (29,684)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                            6,264              25,334
Net increase in savings certificates                                                14,914               5,178
Net increase in securities sold under agreement to repurchase                        4,136               3,303
Proceeds of stock offering                                                           4,600               1,202
                                                                           -----------------------------------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES            29,914              35,017
                                                                           -----------------------------------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS             1,554               4,622

Cash and cash equivalents - beginning of period                                      7,641               2,694
                                                                           -----------------------------------------

                               CASH AND CASH EQUIVALENTS - END OF PERIOD          $  9,195            $  7,316
                                                                           =========================================

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

In April 2001, Centra Financial Holdings, Inc. completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. In May 2001, Centra initiated a second offering for $2,000,000 under Rule 505, and as of June 30, 2001, Centra had sold 127,550 shares of stock for a total sales price of $ 1,594,375. The remainder of the offering will be completed in July and August, 2001.

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

NOTE C - NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the average common shares outstanding during the period. Stock options have been issued under the Centra 1999 Stock Incentive Plan (the Plan) in the second quarter of 2000, the first quarter of 2001 and the second quarter of 2001. Due to the loss incurred for each period presented and the anti-dilutive impact of the options, there is no difference between basic and diluted earnings per share for any period presented.

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

In July 2000, the FASB issued Statement No. 141 (FAS 141), "Business Combinations", and Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141, which supercedes Accounting Principles Board Opinion No. 16, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. FAS 142, which supercedes Accounting Principles Board Opinion No. 17, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. Also intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the "FASB's Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". Essentially, the provisions of FAS 141 are effective immediately, while the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 (i.e. January 1, 2002). The impact of adopting these statements will not have a material impact on the financial position or the results of operation since Centra has not acquired any businesses since its formation, and therefore, does not have any goodwill or other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

At June 30, 2001 and for the Six and Three Months Ended June 30, 2001:

                                                                            SIX MONTHS        THREE MONTHS
                                                                               ENDED             ENDED
                                                                         --------------------------------------
     Net loss to:
        Average assets                                                         (1.76)%           (1.46)%
        Average stockholders' equity                                          (13.90)           (11.56)
     Net interest margin                                                        3.22              3.29

     Average stockholders' equity to average assets                            12.69             12.66
     Total loans to total deposits (end of period)                             92.96             92.96
     Allowance for loan losses to total loans (end of period)                   1.41              1.41
     Capital ratios:
        Tier 1 capital ratio                                                   17.18             17.18
        Risk-based capital ratio                                               18.43             18.43
        Leverage ratio                                                         15.29             13.82
     Cash dividends as a percentage of net income                               N/A               N/A
     Per share data:
        Book value per share (end of period)                                  $ 8.84            $ 8.84
        Market value per share  (end of period)*                               12.50             10.00
        Basic and diluted loss per share                                       (0.59)            (0.25)


*Market value per share is based on Centra's knowledge of certain arms-length transactions in the stock as Centra's common stock is not traded on any market.

INTRODUCTION

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management's assessment of the financial results. Centra's wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg during the first quarter of 2001.

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

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended June 30, 2001, Centra incurred a net loss of $365,000 compared to a net loss of $521,000 in the second quarter of 2000. Net interest income contribution during the second quarter of 2000 was minimal while salary, occupancy and other costs were incurred. This is in contrast to the second quarter of 2001, which includes a full quarter of operations and a net interest margin contribution of $727,000. In addition, Centra began operating two additional branches in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg. The bank's operating expenses of the bank for the second quarter of 2001 increased due to the additional branch locations and associated costs.

For the six months ended June 30, 2001, Centra incurred a loss of $791,000 compared to a loss of $950,000 for 2000. Net interest income increased significantly due to the growth of the bank. In addition, 2000 operations had only three and a half months of income at June 30, 2000 due to the formation of the bank in February 2000.

Net interest income totaled $727,000 for the quarter ended June 30, 2001 compared to $311,000 in 2000. Loan loss provisions of $259,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Net interest income totaled $1,301,000 for the first six months of 2001 compared to $485,000 in 2000. This increase is reflective of the overall growth of the bank from its formation in 2000.

Non-interest income for the quarters ended June 30, 2001 and 2000, exclusive of securities transactions, totaled $199,000 and $20,000 respectively. This increase is directly related to the volume of accounts and services offered since opening the bank in February 2000 and the income generated from mortgage loans sold on the secondary market.

Non-interest income, exclusive of security transactions, for the first six months of 2001 totaled $278,000 compared to $23,000 in 2000. This increase is reflective of growth in service charges on deposits and fees related to the sales of mortgages in the secondary market.

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

Centra's interest earning assets and interest-bearing liabilities changed significantly during the second quarter of 2001 when compared to 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products.

Since that time, there has been a significant change in the mix of both assets and liabilities of the bank. The most significant areas of change are loans, which increased from and average balance of $15,585,000 for the quarter ended June 30, 2000 to $67,902,000 for the quarter ended June 30, 2001, and deposits, which grew from an average balance of $22,326,000 to $66,905,000 respectively.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended June 30, 2001 and 2000 was 3.29% and 3.66% respectively. Centra expected this decline in net interest margin as the bank's source of funds shifted from seed capital to deposits and short-term borrowings and funds were redeployed into loans. The impact of the increase in non-interest bearing sources of funds on the bank was 1.39% when compared to the second quarter of 2000. Average loan balances have grown from $15,585,000 in the second quarter of 2000 to $67,902,000 in the second quarter of 2001. However, Centra's net interest margin increased from 3.14% in the first quarter of 2001 to 3.29% in the second quarter of 2001. This increase is due to Centra reducing the cost of funds in the declining rate environment.

Centra's net interest margin for the six months ended June 30, 2001 was 3.22% compared to 3.93% in 2000. Average loans balances have grown from $9,279,000 for the first six months of 2000 to $58,325,000 for the first six months of 2001.

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

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                          QUARTER ENDED JUNE 30, 2001             QUARTER ENDED JUNE 30, 2000
                                     -------------------------------------------------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE        INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE        EXPENSE       COST
                                     -------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks      $  2,220       $   21       3.86%       $    56        $ --         1.22%
Federal funds sold                         5,778           66       4.59          6,881         107         6.27
Investments:
   U.S. treasuries                            --           --       --              499           7         5.69
   U.S. agencies                          12,685          138       4.35         11,162         168         6.00

Loans:
   Commercial                             50,951        1,015       7.99         12,624         280         8.94
   Consumer                                5,026          123       9.79            680          19        11.29
   Real estate                            12,887          268       8.35          2,520          56         8.86
   Allowance for loan losses                (962)          --       --             (239)         --         --
                                     ---------------------------------------  --------------------------------------
                          NET LOANS       67,902        1,406       8.30         15,585         355         9.16
                                     ---------------------------------------  --------------------------------------

Total earning assets                      88,585        1,631       7.38         34,183         637         7.49
Cash and due from banks                    2,627                                  1,213
Other assets                               8,924                                  2,123
                                     ---------------                          -------------
                       TOTAL ASSETS     $100,136                                $37,519
                                     ===============                          =============

LIABILITIES
Deposits:
Non-interest bearing demand             $ 11,527       $   --                   $ 2,207        $ --
   NOW                                     6,498           28       1.75            969           8        10.15
   Money market checking                  29,187          335       4.61         17,351         228        16.04
   Savings                                 1,848           11       2.29            197           1         8.19
   IRAs                                    1,414           24       6.67            290           5        19.99
   CDs                                    27,958          434       6.23          3,519          56         1.01
Short-term borrowings                      8,526           72       3.40          1,891          28         5.88
                                     ---------------------------------------  --------------------------------------
 TOTAL INTEREST BEARING LIABILITIES       75,431          904       4.81         24,217         326         5.41
                                                   --------------                         ---------------

Other liabilities                            498                                    259
                                     ---------------                          -------------
                  TOTAL LIABILITIES       87,456                                 26,683

EQUITY
Common stock                               1,463                                  1,200
Paid-in capital                           13,778                                 10,800
Accumulated deficit                       (2,564)                                (1,142)
Unrealized gains (losses)                      3                                    (22)
                                     ---------------                          -------------
                       TOTAL EQUITY       12,680                                 10,836
                                     ---------------                          -------------
       TOTAL LIABILITIES AND EQUITY     $100,136                                $37,519
                                     ===============                          =============

Net interest spread                                                 2.58                                    2.08
Impact of non-interest bearing
   funds on margin                                                   .71                                    1.58
                                                                ------------                            ------------
Net interest income-margin                             $  727       3.29%                      $311         3.66%
                                                   =========================              ==========================

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                         SIX MONTHS ENDED JUNE 30, 2001         SIX MONTHS ENDED JUNE 30, 2000
                                     -------------------------------------------------------------------------------
                                                     INTEREST                               INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     -------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks       $ 1,745       $   37       4.29%       $    48        $  1         3.40%
Federal funds sold                         5,234          128       4.93          6,079         185         6.13
Investments:
   U.S. treasuries                            --           --       --              499          14         5.65
   U.S. agencies                          16,070          411       5.12          8,903         263         5.91

Loans:
   Commercial                             43,657        1,798       8.31          7,773         342         8.85
   Consumer                                4,146          201       9.78            351          20        11.38
   Real estate                            11,372          472       8.30          1,291          58         9.04
   Allowance for loan losses                (850)           -       -              (136)          -         -
                                     ---------------------------------------  --------------------------------------
                          NET LOANS       58,325        2,471       8.54          9,279         420         9.11
                                     ---------------------------------------  --------------------------------------

Total earning assets                      81,374        3,047       7.55         24,808         883         7.16
Cash and due from banks                    2,535                                    921
Other assets                               6,585                                  1,739
                                     ---------------                          -------------
                       TOTAL ASSETS      $90,494                                $27,468
                                     ===============                          =============

LIABILITIES
Deposits:
Non-interest bearing demand              $ 9,417       $   --                   $ 1,257        $ --
   NOW                                     5,246           58       2.25            568           9         3.32
   Money market checking                  29,555          700       4.77         10,926         286         5.25
   Savings                                 1,559           20       2.60            111           1         2.66
   IRAs                                    1,340           45       6.77            153           5         6.65
   CDs                                    25,093          799       6.42          1,992          64         6.43
Short-term borrowings                      6,345          124       3.95          1,125          33         5.95
                                     ---------------------------------------  --------------------------------------
 TOTAL INTEREST BEARING LIABILITIES       69,138        1,746       5.09         14,875         398         5.39
                                                   --------------                         ---------------

Other liabilities                            455                                    225
                                     ---------------                          -------------
                  TOTAL LIABILITIES       79,010                                 16,357

EQUITY
Common stock                               1,348                                  1,200
Paid-in capital                           12,482                                 10,800
Accumulated deficit                       (2,349)                                  (867)
Unrealized gains (losses)                      3                                    (22)
                                     ---------------                          -------------
                       TOTAL EQUITY       11,484                                 11,111
                                     ---------------                          -------------
       TOTAL LIABILITIES AND EQUITY      $90,494                                $27,468
                                     ===============                          =============

Net interest spread                                                 2.46                                    1.77
Impact of non-interest bearing
   funds on margin                                                   .77                                    2.16
                                                                ------------                            ------------
Net interest income-margin                          $   1,301       3.22%                      $485         3.93%
                                                   =========================              ==========================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended June 30, 2001, and 2000, was $259,000 while the provision for loan losses for the six months ended June 30, 2001, and 2000, was $464,000 and $374,000, respectively.

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

NON-INTEREST INCOME

Fees related to deposit accounts, fees earned from the sale of mortgage loans in the secondary market, and electronic banking revenue generate the majority of the bank's non-interest income. Due to the start-up nature of the bank in 2000, service charges on deposit accounts totaled $7,000 in the second quarter of 2000 compared to $37,000 in the second quarter of 2001. The bank also originates mortgage loans that are sold on the secondary market. Income from those activities, totaled $18,000 in the second quarter of 2001 compared to $3,000 in 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, management expects non-interest income to be below peer institutions.

Fees related to deposits accounts totaled $65,000 for the first six months of 2001 compared to $7,000 in 2000. Secondary market income totaled $74,000 in the first six months of 2001 compared to $10,000 in 2000.

NON-INTEREST EXPENSE

For the second quarter of 2001, non-interest expense totaled $1,031,000 compared to $593,000 in the second quarter of 2000. Non-interest expense reflects all costs for the second quarter of 2000 while the bank opened and revenues commenced on February 14, 2000. This "mismatch" of expenses and revenues in 2000 has been reduced as the bank has begun to achieve critical mass to support profitability and economies of scale. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses. In addition, 2001 results include the operations of the Waterfront Branch and the Williamsport Pike offices that were opened in the first quarter of 2001.

Salaries and benefits increased from $272,000 for the quarter ended June 30, 2000 to $510,000 for the quarter ended June 30, 2001. This increase is due to the start up nature of the second quarter of 2000 as compared to a normal level of operation in 2001 combined with the opening of the Waterfront office and the Williamsport Pike office in 2001. Salaries and benefits for the first six months of 2001 were $951,000 compared to $497,000 in 2000. The increase is comprised primarily of staffing the additional banking offices with customer contact employees.

For the quarters ended June 30, 2001, and 2000, occupancy expense totaled $123,000 and $67,000, respectively. Included in net occupancy expense for each quarter is depreciation of leasehold improvements and bank premises totaling $12,000 and $5,000, respectively. Occupancy expense totaled $205,000 in the first six months of 2001 compared to $142,000 in 2000. Depreciation of leasehold improvements and bank premises totaled $21,000 for the respective six month periods in 2001 and $8,000 in 2000.

Equipment expense increased from $65,000 for the quarter ended June 30, 2000 to $105,000 for the quarter ended June 30, 2001. Equipment expense for the six months ended June 30, 2001 totaled $189,000 compared to $97,000 in 2000. These increases are consistent with the start up nature of the bank in 2000 compared to full periods of operations in 2001 and are also due to the opening of the Waterfront and Williamsport Pike offices in the first quarter of 2001. Depreciation expense on equipment totaled $68,000 in the second quarter of 2001 compared to $37,000 in 2000.

Advertising costs increased $42,000 when comparing the second quarters of 2001 and 2000. In addition, advertising costs increased $69,000 from $54,000 in 2000 to $123,000 in the first six months of 2001. Expenses incurred in 2001 include the bank advertising the opening of the Waterfront and Williamsport Pike offices and an increase in product advertising.

Year-to-date data processing costs as of June 30, 2001 were $61,000 compared to $49,000 in 2000 and reflect costs for a full six months of operations. The timing of certain data processing expenses impacts the comparability of the quarterly amounts from year to year.

Other operating expense increased $38,000 when comparing the second quarters of 2001 and 2000. This increase is primarily due to costs associated with the opening and operation of the Waterfront and Williamsport Pike offices in 2001.

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

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (1.46)% and (11.56)% for the second quarter of 2001, which is an improvement over the (5.59%) and (19.35%) for the second quarter of 2000. These negative returns are the result of start up costs for the various offices and losses incurred as the bank achieves critical mass to become profitable. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers, once the bank becomes profitable.

As of June 30, 2001, the bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank is generating net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $29.3 million since December 31, 2000. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and such growth was funded by decreases in the investment portfolio and increases in basically all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $21.2 million since December 31, 2000. Short-term borrowings have increased $4.1 million since December 31, 2000.

Stockholders' equity has increased approximately $3.8 million due to a combination of a $4.6 million stock issuance offset by the loss incurred in the first six months of 2001. See Item 5 for a discussion of the stock offering during the first quarter of 2001.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $9.2 million as of June 30, 2001 compared to $7.3 million as of June 30, 2000. These balances have increased due to increases in federal funds sold and interest-bearing balances in other banks in anticipation of loan demand. Vault cash increased due to the opening of the Waterfront and Williamsport Pike offices.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $12.1 million as of June 30, 2001. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $11.3 million from year-end and is the result of funds being deployed in the loan portfolio at higher yields.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2001, the amortized cost of the bank's investment securities totaled $12.1 million, resulting in unrealized appreciation in the investment portfolio of $1,000 and a corresponding increase in the bank's equity of $1,000.

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

LOANS

The bank's lending is primarily focused in the north central and eastern panhandle regions of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

                                                                          JUNE 30       DECEMBER 31
         (Dollars in Thousands)                                             2001           2000
                                                                    ------------------------------------
         Commercial                                                       $24,421          $16,307
         Real estate, commercial                                           30,563           14,427
         Real estate, mortgage                                             16,571            8,907
         Consumer                                                           6,602            2,784
                                                                       ------------------------------------
                                                      TOTAL LOANS         $78,157          $42,425
                                                                       ====================================

Commercial loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2001. The bank will continue to selectively lend to customers outside its primary market area. Our lending has been expanded with our presence in the Martinsburg market.

LOAN CONCENTRATION

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry as well as hotels and motels. These concentrations, while within the same industry segment, are not concentrated in one borrower but rather over several borrowers. This diversity of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

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

The bank has experienced no charge-offs through June 30, 2001.

The bank has no nonperforming, nonaccrual, or other real estate owned as of June 30, 2001.

Total consumer loan delinquencies, which were thirty days delinquent, totaled approximately $3,000 at June 30, 2001.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $84.1 million at June 30, 2001.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowing instruments consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At June 30, 2001, short-term borrowings totaled $7.6 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 which was completed in February 2000.

In 2001, Centra Financial Holdings sold an additional 240,000 ($3,000,000) shares in an offering under Rule 505 of Regulation D of the Securities Act of 1933. Centra sold an additional 127,550 shares in the second quarter and anticipates completing the 160,000 share ($2,000,000) offering under Rule 505 in the third quarter of 2001. This additional capital is needed to support projected growth in 2001 and 2002.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of June 30, 2001, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

Liquidity measures an organization's ability to meet cash obligations as they come due. During the six months ended June 30, 2001, the bank generated cash primarily from increases in deposit accounts and maturities of investment securities. The bank used cash flows of $35.7 million for the origination of loans and $58.2 million for the acquisition of short-term government securities.

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

     COMPARATIVE RATE SENSITIVITY SUMMARY
     JUNE 30, 2001 (DOLLARS IN THOUSANDS)

                                                 0-3          4-12          1-3        OVER 3
                                                MONTHS       MONTHS        YEARS        YEARS        TOTAL
                                            -------------------------------------------------------------------
     EARNING ASSETS
     Interest bearing deposits in banks         $   296      $     --      $    --      $    --      $   296
     Federal funds sold                           6,774            --           --           --        6,774
     Investments                                 11,975            --           --          117       12,092
     Loans:
        Non real estate                          37,576         3,204        9,004       14,000       63,784
        Real estate                                 307           349          421       13,296       14,373
        Allowance for loan losses                (1,100)           --           --           --       (1,100)
                                            -------------------------------------------------------------------
                      TOTAL EARNING ASSETS       55,828         3,553        9,425       27,413       96,219

     INTEREST BEARING LIABILITIES
     Deposits:
        NOW                                       5,567            --           --           --        5,567
        Money market checking                    29,558            --           --           --       29,558
        Savings                                       -            --        1,995           --        1,995
        CDs                                       4,438        17,943       12,892          834       36,107
     Short-term borrowings                        7,624            --           --           --        7,624
                                            -------------------------------------------------------------------
        TOTAL INTEREST BEARING LIABILITIES       47,187        17,943       14,887          834       80,851
                                            -------------------------------------------------------------------
     Interest sensitivity gap for the
     period                                     $ 8,641      $(14,390)    $ (5,462)     $26,579      $15,368
                                            -------------------------------------------------------------------
     Cumulative interest sensitivity gap       $  8,641     $  (5,749)   $ (11,211)    $ 15,368
                                            ===================================================================
     Cumulate rate sensitivity ratio            118.31%       91.17%       86.01%      119.03%
                                            ===================================================================

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

FUTURE OUTLOOK

The bank's results of operations in the first six months of 2001 represent the expansion stage of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank opened offices in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg during 2001. The bank is currently searching for a second branch site in the Martinsburg area and anticipates having that office open before year-end. These locations will complement our delivery systems and enable the bank to service a broader customer base.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2001, Centra Financial Holdings, Inc. held its annual meeting in the Elmer Prince Drive Office. Over 85% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Two directors of Centra Financial were re-elected to serve terms expiring in 2004 as follows: Parry G. Petroplus and Bernard G. Westfall. James W. Dailey II was elected to serve a term expiring in 2003. Directors of Centra Financial who continue to serve after the 2000 annual meeting include Douglas J. Leech, Arthur Gabriel and Milan Puskar.

Shareholder voting results:

                                                                                               BROKER
     NOMINEE                             FOR         WITHHELD       AGAINST      ABSTAIN      NON-VOTES
     ------------------------------------------------------------------------------------------------------
     Parry G. Petroplus                1,141,781         0           2,000          0            N/A
     Bernard G. Westfall               1,142,781         0           1,000          0            N/A
     James W. Dailey II                1,142,781         0           1,000          0            N/A


ITEM 5.  OTHER INFORMATION

THE OFFERING

         In April 2001, Centra Financial completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. Under Rule 505, Centra Financial is eligible to raise a total of $5,000,000 in proceeds during any 12-month period. Accordingly, pursuant to a second offering under Rule 505 in the second quarter, Centra Financial has sold 127,550 shares of common stock at $12.50 per share. Centra Financial Holdings expects to complete this offering in the third quarter of the year for a total offering amount of $2,000,000 (160,000 shares). The proceeds of these offerings are being used to fund growth.

MARTINSBURG EXPANSION

         Centra Financial used a portion of using the proceeds from the offerings to establish a branch in Martinsburg, West Virginia. The management and directors of Centra Financial and Centra Bank, Inc., believe that the establishment of a branch banking office in Martinsburg, West Virginia, has allowed it to expand successfully into a dynamic market. Martinsburg is located in Berkeley County, West Virginia, in the eastern panhandle of the state. Berkeley County and its neighboring counties, Jefferson and Morgan Counties, West Virginia, are a part of a fast growing area of the state. This growth is due both to the attraction of new industry to the area and the growth of the area as a home to workers who commute to the Washington, D.C., metropolitan area. The office is located at 500 Williamsport Pike, Martinsburg, West Virginia.

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

(b) The corporation was not required to file a Form 8-K during the second quarter of 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 15, 2001                   CENTRA FINANCIAL HOLDINGS, INC.


                                  By:   /s/ Douglas J. Leech
                                      -----------------------------------------
                                        Douglas J. Leech
                                        President and Chief Executive Officer


                                  By:   /s/ Kevin D. Lemley
                                      -----------------------------------------
                                        Kevin D. Lemley
                                        Chief Financial Officer