Form 10QSB
period 2001-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2001-11-09
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2001

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to ______________.

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         WEST VIRGINIA                                     55-0770610
         -------------                                     ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No)

                             990 ELMER PRINCE DRIVE
                                  P. O. BOX 656
                      MORGANTOWN, WEST VIRGINIA 26507-0656
                      ------------------------------------
               (Address of principal executive offices, zip code)

                                  304-598-2000
                                  ------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                                 --------------
      (Former name, address, and fiscal year, if changed since last report)

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

         As of October 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 1,600,500.

Transitional Small Business format (check one):    YES  [   ]       NO  [ X ]

Centra Financial Holdings, Inc.

Part I.    Financial Information

 Item 1.    Financial Statements

            The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.

                Consolidated Statements of Condition at September 30, 2001 and
                  December 31, 2000

                Consolidated Statements of Income for the Nine Months and
                  Quarters ended September 30, 2001 and September 30, 2000

                Consolidated Statement of Stockholders Equity for the Nine
                  Months ended September 30, 2001 and September 30, 2000

                Consolidated Statement of Cash Flows for the Nine Months ended
                  September 30, 2001 and September 30, 2000

                Notes to Consolidated Financial Statements

           These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine months and quarter ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

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

Item 6.    Exhibits and Reports on Form 8-K

Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands)



                                                                                SEPTEMBER 30        DECEMBER 31
                                                                                    2001               2000
                                                                                 (UNAUDITED)         (NOTE A)
                                                                             ---------------------------------------
ASSETS
Cash and due from banks                                                             $  2,769           $  2,773
Interest-bearing deposits in other banks                                                 317                 71
Federal funds sold                                                                     7,443              4,797
                                                                             ---------------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS            10,529              7,641

Available-for-sale securities, at fair value (amortized cost of $13,094 at
   September 30, 2001 and $ 23,411 at December 31, 2000)
                                                                                      13,086             23,422

Loans, net of unearned income                                                        103,599             42,419
Allowance for loan losses                                                             (1,381)              (636)
                                                                             ---------------------------------------
                                                                 NET LOANS           102,218             41,783

Premises and equipment, net                                                            3,421              2,282
Loans held for sale                                                                    2,255                683
Other assets                                                                           2,152                983
                                                                             ---------------------------------------
                                                              TOTAL ASSETS          $133,661            $76,794
                                                                             =======================================

LIABILITIES
Demand deposits                                                                     $ 14,673           $  7,456
Interest-bearing demand deposits                                                       8,088              5,250
Savings and money market deposit accounts                                             36,232             29,000
Savings certificates                                                                  25,913              9,816
Large denomination certificates of deposit                                            24,266             11,378
                                                                             ---------------------------------------
                                                            TOTAL DEPOSITS           109,172             62,900

Short-term borrowings                                                                  9,843              3,488
Other liabilities                                                                        521                346
                                                                             ---------------------------------------
                                                         TOTAL LIABILITIES           119,536             66,734

STOCKHOLDERS' EQUITY
Common stock, $1 par value, 1,900,000 authorized,
   1,600,500 issued and outstanding                                                    1,600              1,200
Additional paid-in capital                                                            15,405             10,800
Accumulated deficit                                                                   (2,872)            (1,951)
Accumulated other comprehensive income                                                    (8)                11
                                                                             ---------------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY            14,125             10,060
                                                                             ---------------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $133,661            $76,794
                                                                             =======================================


Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Share and Per Share Data)


                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30                     SEPTEMBER 30
                                                            2001           2000              2001            2000
                                                   -------------------------------- --------------------------------
INTEREST INCOME
Loans, including fees                                      $ 4,205      $   1,121           $ 1,734        $   700
Securities available-for-sale                                  525            502               114            225
Interest-bearing bank balances                                  39              1                 2              -
Federal funds sold                                             183            261                55             76
                                                   -------------------------------- --------------------------------
                           TOTAL INTEREST INCOME             4,952          1,885             1,905          1,001

INTEREST EXPENSE
Deposits                                                     2,507            904               885            539
Short-term borrowings                                          178             72                54             38
                                                   -------------------------------- --------------------------------
                          TOTAL INTEREST EXPENSE             2,685            976               939            577
                                                   -------------------------------- --------------------------------
                             NET INTEREST INCOME             2,267            909               966            424

Provision for loan losses                                      748            536               284            162
                                                   -------------------------------- --------------------------------
                       NET INTEREST INCOME AFTER
                       PROVISION FOR LOAN LOSSES             1,519            373               682            262

OTHER INCOME
Service charges on deposit accounts                            120             21                55             14
Secondary market income                                        315             10               180              0
Other                                                          133             26                55             20
                                                   -------------------------------- --------------------------------
                   TOTAL OTHER OPERATING REVENUE               568             57               290             34

Loss on sales of securities                                      -              -                 -              -
                                                   -------------------------------- --------------------------------
                              TOTAL OTHER INCOME               568             57               290             34

OTHER EXPENSE
Salary and employee benefits                                 1,471            765               520            268
Occupancy expense                                              319            205               114             63
Equipment expense                                              312            167               123             71
Advertising                                                    196             92                73             38
Professional fees                                              102             28                37              8
Data processing                                                 80             81                19             31
Other                                                          528            337               215            111
                                                   -------------------------------- --------------------------------
                             TOTAL OTHER EXPENSE             3,008          1,675             1,101            590
                                                   -------------------------------- --------------------------------
Net loss before income taxes                                  (921)        (1,245)             (129)          (294)

Income taxes:
   Federal                                                                      -                                -
   State                                                                        -                                -
                                                   -------------------------------- --------------------------------
                              TOTAL INCOME TAXES                                -                                -
                                                   -------------------------------- --------------------------------
                                        NET LOSS            $ (921)     $  (1,245)           $ (129)       $  (294)
                                                   ================================ ================================

Basic and diluted loss per share                            $(0.64)        $(1.05)            $(.08)        $(0.25)
Basic and diluted weighted average shares
   outstanding                                           1,429,061      1,185,619         1,590,954      1,200,000


Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2001 and 2000
(Dollars in thousands)

                                                                                         ACCUMULATED
                                            ADDITIONAL      STOCK                           OTHER
                                  COMMON     PAID-IN    SUBSCRIPTIONS    ACCUMULATED    COMPREHENSIVE
                                   STOCK     CAPITAL      RECEIVABLE       DEFICIT       GAIN (LOSS)       TOTAL
                                ------------------------------------------------------------------------------------
Balance, January 1, 2000           $1,200     $10,800      $(1,202)        $  (465)         $(19)         $10,314
Issuance of common stock                -           -        1,202               -             -            1,202
Comprehensive loss:
   Net loss                             -           -            -          (1,245)            -           (1,245)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale                                                        -            13               13
       securities
                                                                                                        ------------
   Total comprehensive loss             -           -            -               -             -           (1,232)
                                ------------------------------------------------------------------------------------
Balance, September 30, 2000        $1,200     $10,800      $     -         $(1,710)          $(6)         $10,284
                                ====================================================================================

Balance, January 1, 2001           $1,200     $10,800      $     -         $(1,951)         $ 11          $10,060
Issuance of common stock              400       4,605                            -             -            5,005
Comprehensive loss:
   Net loss                             -           -            -            (921)            -             (921)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale                                                                    (19)             (19)
       securities
                                                                                                        ------------
   Total comprehensive loss             -           -            -               -             -             (940)
                                ------------------------------------------------------------------------------------
Balance, September 30, 2001        $1,600     $15,405      $     -         $(2,872)         $ (8)         $14,125
                                ====================================================================================


Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                   2001                2000
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net loss                                                                         $    (921)        $    (1,245)
Adjustments to reconcile net loss to net cash used in operating activities:
     Accretion of discounts on securities                                             (500)               (381)
     Provision for loan losses                                                         748                 536
     Depreciation                                                                      239                 115
     Increase in accrued expenses                                                      175                  85
     Loans originated for sale                                                     (21,660)                  -
     Proceeds from loans sold                                                       20,087                   -
     Increase in other assets                                                         (108)               (390)
                                                                           -----------------------------------------
                                   NET CASH USED IN OPERATING ACTIVITIES            (1,940)             (1,280)

INVESTING ACTIVITIES
Purchases of life insurance                                                         (1,060)               (646)
Purchases of premises and equipment                                                 (1,378)             (1,788)
Purchases of available-for-sale securities                                         (94,066)            (51,627)
Sales and maturities of securities                                                 104,883              43,484
Net increase in loans made to customers                                            (61,183)            (35,744)
                                                                           -----------------------------------------
                                   NET CASH USED IN INVESTING ACTIVITIES           (52,804)            (46,321)

FINANCING ACTIVITIES
Net increase in demand, savings and money market accounts                           17,287              31,822
Net increase in savings certificates                                                28,985              16,740
Net increase in securities sold under agreement to repurchase                        6,355               2,280
Proceeds of stock offering                                                           5,005               1,202
                                                                           -----------------------------------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES            57,632              52,044
                                                                           -----------------------------------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS             2,888               4,443

Cash and cash equivalents - beginning of period                                      7,641               2,694
                                                                           -----------------------------------------

                               CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 10,529            $  7,137
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

In April 2001, Centra Financial Holdings, Inc. completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. In May 2001, Centra initiated a second offering for $2,000,000 under Rule 505, and completed that offering on September 19, 2001

Note B - Basis of Presentation

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

In July 2000, the FASB issued Statement No. 141 (FAS 141), "Business Combinations", and Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141, which supercedes Accounting Principles Board Opinion No. 16, requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain. FAS 142, which supercedes Accounting Principles Board Opinion No. 17, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of FAS 142. Also intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the "FASB's Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of ". Essentially, the provisions of FAS 141 are effective immediately, while the provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001 (i.e. January 1, 2002). The impact of adopting these statements will not have a material impact on the financial position or the results of operations because Centra has not acquired any businesses since its formation, and therefore, does not have any goodwill or other intangible assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

At September 30, 2001 and for the Nine and Three Months Ended September 30,
2001:

                                                                            NINE MONTHS       THREE MONTHS
                                                                               ENDED             ENDED
                                                                         --------------------------------------
     Net loss to:
        Average assets                                                         (1.23)%           (0.43)%
        Average stockholders' equity                                           (9.97)            (3.65)
     Net interest margin                                                        3.35              3.54

     Average stockholders' equity to average assets                            12.31             11.75
     Total loans to total deposits (end of period)                             94.90             94.90
     Allowance for loan losses to total loans (end of period)                   1.33              1.33
     Capital ratios:
        Tier 1 capital ratio                                                   13.77             13.77
        Risk-based capital ratio                                               15.02             15.02
        Leverage ratio                                                         11.80             11.80
     Cash dividends as a percentage of net income                               N/A               N/A
     Per share data:
        Book value per share (end of period)                                 $  8.69           $  8.69
        Market value per share  (end of period)*                               12.50             12.50
        Basic and diluted loss per share                                       (0.64)            (0.08)

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

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, Automated Teller Machines and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg during the first quarter of 2001. Regulatory approval has been obtained permitting the opening of an additional office in the South Foxcroft area of Martinsburg. That office should be operational in December 2001.

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

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended September 30, 2001, Centra incurred a net loss of $129,000 compared to a net loss of $294,000 in the third quarter of 2000. Net interest income improved during the third quarter of 2001 and the nine months ended September 30, 2001 as a result of asset growth. In addition, Centra began operating two additional branches in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg near the end of the first quarter of 2001. The operating expenses of the bank for the third quarter of 2001 increased due to the additional branch locations and associated costs.

For the nine months ended September 30, 2001, Centra incurred a loss of $921,000 compared to a loss of $1,245,000 for 2000. Net interest income increased significantly due to the growth of the bank. In addition, 2000 operations had only seven and a half months of income through September 30, 2000 due to the formation of the bank in February 2000.

Net interest income totaled $966,000 for the quarter ended September 30, 2001 compared to $424,000 in 2000. Loan loss provisions of $284,000 and $162,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Net interest income totaled $2,267,000 for the first nine months of 2001 compared to $909,000 in 2000. This increase is reflective of the overall growth of the bank from its formation in 2000.

Non-interest income for the quarters ended September 30, 2001 and 2000, exclusive of securities transactions, totaled $290,000 and $34,000 respectively. This increase is directly related to the volume of accounts and services offered since opening the bank in February 2000 and the income generated from mortgage loans sold on the secondary market.

Non-interest income, exclusive of security transactions, for the first nine months of 2001 totaled $568,000 compared to $57,000 in 2000. This increase is reflective of growth in service charges on deposits and fees related to the sales of mortgages in the secondary market.

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

Centra's interest earning assets and interest-bearing liabilities continued to change significantly during the third quarter of 2001 when compared to 2000. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Since that time, there has been a significant change in the mix of both assets and liabilities of the bank. The most significant areas of change are loans, which increased from an average balance of $30,474,000 for the quarter ended September 30, 2000 to an average balance of $89,960,000 for the quarter ended September 30, 2001, and deposits, which grew from an average balance of $36,270,000 to an average balance of $83,472,000.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended September 30, 2001 and 2000 was 3.54% and 3.46% respectively. While total non-interest bearing sources of funds increased in the third quarter of 2001, the impact on net interest margin declined by .58% when compared to the third quarter of 2000. Average loan balances have grown from $30,474,000 in the third quarter of 2000 to $89,960,000 in the third quarter of 2001. Centra's net interest margin increased from 3.14% in the first quarter of 2001 to 3.29% in the second quarter of 2001 and to 3.54% in the third quarter. This increase is due to Centra reducing the cost of funds in the declining rate environment of nine discount rate cuts since the beginning of the year, while interest earning assets have not repriced as quickly.

Centra's net interest margin for the nine months ended September 30, 2001 was 3.35% compared to 3.70% in 2000. Average loans balances have grown from $16,485,000 for the first nine months of 2000 to $69,550,000 for the first nine months of 2001.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will impact net interest margin in future periods. As competition for deposits continues, management recognizes the uncertainty surrounding rates making it difficult to project margin, but generally, increasing (decreasing) rates will hinder (benefit) margins.

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                        QUARTER ENDED SEPTEMBER 30, 2001       QUARTER ENDED SEPTEMBER 30, 2000
                                     -------------------------------------  ----------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     -------------------------------------  ----------------------------------------
ASSETS
Interest bearing deposits in banks     $     319    $       2       2.74%    $       59      $    -          .58%
Federal funds sold                         6,273           55       3.49          4,756          76         6.33
Investments:
   U.S. treasuries                             -            -          -            500           7         5.57
   U.S. agencies                          12,929          114       3.53         13,463         217         6.48

Loans:
   Commercial                             62,771        1,177       7.44         23,600         556         9.37
   Consumer                                7,651          180       9.31          1,385          35         9.89
   Real estate                            19,538          377       7.66          5,489         110         7.97
   Allowance for loan losses              (1,217)           -          -           (460)          -            -
                                     -------------------------------------  ----------------------------------------
                          NET LOANS       88,743        1,734       7.75         30,014         701         9.29
                                     -------------------------------------  ----------------------------------------

Total earning assets                     108,264        1,905       6.98         48,792       1,001         8.16
Cash and due from banks                    2,727                                  2,033
Other assets                               8,734                                  2,953
                                     ---------------                        ---------------
                       TOTAL ASSETS     $119,725                                $53,778
                                     ===============                        ===============

LIABILITIES
Deposits:
Non-interest bearing demand            $  12,920   $        -               $     4,033      $    -
   NOW                                     7,090           27       1.52          1,629          15         3.65
   Money market checking                  32,794          249       3.02         21,279         295         5.52
   Savings                                 2,431           13       2.08            456           3         3.02
   IRAs                                    1,746           28       6.35            744          13         6.90
   CDs                                    39,411          568       5.72         12,162         212         6.93
Short-term borrowings                      8,732           54       2.43          2,713          39         5.65
                                     -------------------------------------  ----------------------------------------
 TOTAL INTEREST BEARING LIABILITIES       92,204          939       4.04         38,983         577         5.88
                                                   --------------                         ---------------

Other liabilities                            528                                    325
                                     ---------------                        ---------------
                  TOTAL LIABILITIES      105,652                                 43,341

EQUITY
Common stock                               1,601                                  1,200
Paid-in capital                           15,285                                 10,800
Accumulated deficit                       (2,808)                                (1,551)
Unrealized (losses)                           (5)                                   (12)
                                     ---------------                        ---------------
                       TOTAL EQUITY       14,073                                 10,437
                                     ---------------                        ---------------
       TOTAL LIABILITIES AND EQUITY     $119,725                                $53,778
                                     ===============                        ===============

Net interest spread                                                 2.94                                    2.28
Impact of non-interest bearing
   funds on margin                                                   .60                                    1.18
                                                                ------------
                                                                                                        ------------
Net interest income-margin                            $   966       3.54%                      $424         3.46%
                                                   =========================              ==========================


AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                      NINE MONTHS ENDED SEPTEMBER 30, 2001   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                     -------------------------------------------------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     -------------------------------------------------------------------------------
ASSETS
Interest bearing deposits in banks     $   1,265    $      40       4.16%    $       56      $    1         2.15%
Federal funds sold                         5,584          183       4.38          5,635         261         6.18
Investments:
   U.S. treasuries                             -            -          -            499          21         5.62
   U.S. agencies                          15,011          525       4.66         10,434         481         6.15

Loans:
   Commercial                             50,098        2,975       7.94         13,087         898         9.17
   Consumer                                5,328          381       9.55            698          54        10.39
   Real estate                            14,124          849       8.01          2,700         168         8.31
   Allowance for loan losses                (974)           -          -           (244)          -            -
                                     -------------------------------------------------------------------------------
                          NET LOANS       68,576        4,205       8.20         16,241       1,121         9.22
                                     -------------------------------------------------------------------------------

Total earning assets                      90,436        4,953       7.32         32,865       1,884         7.66
Cash and due from banks                    2,599                                  1,291
Other assets                               7,310                                  2,146
                                     ---------------                        ---------------
                       TOTAL ASSETS     $100,345                                $36,302
                                     ===============                        ===============

LIABILITIES
Deposits:
Non-interest bearing demand            $  10,619   $        -               $     2,189      $    -
   NOW                                     5,867           86       1.95            924          24         3.51
   Money market checking                  30,646          949       4.14         14,402         581         5.39
   Savings                                 1,853           33       2.37            227           5         2.89
   IRAs                                    1,477           73       6.60            351          18         6.84
   CDs                                    29,897        1,367       6.11          5,407         275         6.80
Short-term borrowings                      7,149          178       3.32          1,659          72         5.78
                                     -------------------------------------------------------------------------------
 TOTAL INTEREST BEARING LIABILITIES       76,889        2,686       4.67         22,970         975         5.67
                                                   --------------                         ---------------

Other liabilities                            480                                    258
                                     ---------------                        ---------------
                  TOTAL LIABILITIES       87,988                                 25,417

EQUITY
Common stock                               1,434                                  1,200
Paid-in capital                           13,426                                 10,800
Accumulated deficit                       (2,503)                                (1,096)
Unrealized gains (losses)                     --                                    (19)
                                     ---------------                        ---------------
                       TOTAL EQUITY       12,357                                 10,885
                                     ---------------                        ---------------
       TOTAL LIABILITIES AND EQUITY     $100,345                                $36,302
                                     ===============                        ===============

Net interest spread                                                 2.65                                    1.99
Impact of non-interest bearing
   funds on margin                                                   .70                                    1.71
                                                                ------------
                                                                                                        ------------
Net interest income-margin                          $   2,267       3.35%                      $909         3.70%
                                                   =========================              ==========================


PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended September 30, 2001, and 2000, was $284,000 and $162,000, respectively, while the provision for loan losses for the nine months ended September 30, 2001, and 2000, was $748,000 and $536,000, respectively.

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

NON-INTEREST INCOME

Fees related to deposit accounts, fees earned from the sale of mortgage loans in the secondary market, and electronic banking revenue generate the majority of the bank's non-interest income. Due to the start-up nature of the bank in 2000, service charges on deposit accounts totaled $14,000 in the third quarter of 2000 compared to $55,000 in the third quarter of 2001. The bank also originates mortgage loans that are sold on the secondary market. Income from those activities totaled $180,000 in the third quarter of 2001 compared to zero in 2000. The bank has undertaken a strategic philosophy of offering free checking with minimal fees to capture market share. Therefore, management expects non-interest income to be below peer institutions.

Fees related to deposits accounts totaled $120,000 for the first nine months of 2001 compared to $21,000 in 2000. Secondary market income totaled $315,000 in the first nine months of 2001 compared to $10,000 in 2000.

NON-INTEREST EXPENSE

For the third quarter of 2001, non-interest expense totaled $1,101,000 compared to $590,000 in the third quarter of 2000. Non-interest expense reflects all costs for the third quarter of 2000 while the bank opened and revenues commenced on February 14, 2000. This "mismatch" of expenses and revenues in 2000 has been reduced as the bank has begun to achieve critical mass to support profitability and economies of scale. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses. In addition, 2001 results include the operations of the Waterfront and the Williamsport Pike offices that were opened in the first quarter of 2001.

Salaries and benefits increased from $268,000 for the quarter ended September 30, 2000 to $520,000 for the quarter ended September 30, 2001. This increase is due to the start up nature of the third quarter of 2000 as compared to a normal level of operation in 2001 combined with the opening of the Waterfront and the Williamsport Pike offices in 2001. Salaries and benefits for the first nine months of 2001 were $1,471,000 compared to $765,000 in 2000. The increase is comprised primarily of staffing the additional banking offices with customer contact employees.

For the quarters ended September 30, 2001, and 2000, occupancy expense totaled $114,000 and $63,000, respectively. Included in net occupancy expense for each quarter is depreciation of leasehold improvements and bank premises totaling $8,000 and $3,000, respectively. Occupancy expense totaled $319,000 in the first nine months of 2001 compared to $205,000 in 2000. Depreciation of leasehold improvements and bank premises totaled $33,000 for the respective nine-month periods in 2001 and $13,000 in 2000.

Equipment expense increased from $71,000 for the quarter ended September 30, 2000 to $123,000 for the quarter ended September 30, 2001. Equipment expense for the nine months ended September 30, 2001 totaled $312,000 compared to $167,000 in 2000. These increases are consistent with the start up nature of the bank in 2000 compared to full periods of operations in 2001 and are also due to the opening of the Waterfront and Williamsport Pike offices in the first quarter of 2001. Depreciation expense on equipment totaled $56,000 in the third quarter of 2001 compared to $29,000 in 2000.

Advertising costs increased $35,000 when comparing the third quarters of 2001 and 2000. In addition, advertising costs increased $104,000 from $92,000 in 2000 to $196,000 in the first nine months of 2001. Expenses incurred in 2001 include the bank advertising the opening of the Waterfront and Williamsport Pike offices and an increase in product advertising.

Year-to-date data processing costs as of September 30, 2001 were $80,000 compared to $81,000 in 2000 and reflect costs for a full nine months of operations. The timing of certain data processing expenses impacts the comparability of the quarterly amounts from year to year.

Other operating expense increased $104,000 when comparing the third quarters of 2001 and 2000. This increase is primarily due to costs associated with the opening and operation of the Waterfront and Williamsport Pike offices in 2001.

Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for the bank. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start up expenses of the various offices, the relevancy of the efficiency ratio as an indicator of performance is minimal for Centra at this time.

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were (.43)% and (3.65)% for the third quarter of 2001, which is a significant improvement over the (2.18%) and (11.23%) for the third quarter of 2000. These negative returns are the result of start up costs for the various offices and losses incurred as the bank achieves critical mass to become profitable. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers, once the bank becomes profitable.

As of September 30, 2001, the bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank is generating net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $56.9 million since December 31, 2000. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and such growth has been funded by reductions in the investment portfolio and increases in basically all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $46.3 million since December 31, 2000. Short-term borrowings have increased $6.4 million since December 31, 2000.

Stockholders' equity has increased approximately $4.1 million due to a combination of a $5.0 million stock issuance offset by the loss incurred in the first nine months of 2001. See Item 5 for a discussion of the stock offering during 2001.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $10.5 million as of September 30, 2001 compared to $7.6 million as of December 31, 2000. These balances have increased due to increases in federal funds sold and interest-bearing balances in other banks in anticipation of loan demand.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $13.1 million as of September 30, 2001. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $10.3 million from year-end and is the result of funds being deployed in the loan portfolio at higher yields.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2001, the amortized cost of the bank's investment securities totaled $13.1 million, resulting in unrealized depreciation in the investment portfolio of $8,000 and a corresponding decrease in the bank's equity of $8,000.

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

The following table details total loans outstanding as of:

                                                            SEPTEMBER 30         DECEMBER 31
         (Dollars in Thousands)                                2001                 2000
                                                        -------------------------------------------
         Commercial                                           $26,295                 $16,301
         Real estate, commercial                               46,037                  14,427
         Real estate, mortgage                                 22,807                   8,907
         Consumer                                               8,460                   2,784
                                                        -------------------------------------------
                                          TOTAL LOANS        $103,599                 $42,419
                                                        ===========================================

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

LOAN CONCENTRATION

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry as well as hotels and motels. These concentrations, while within the same industry segment, are not concentrated in one borrower but rather over several borrowers in both the Morgantown and Martinsburg areas. This diversity of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

ALLOWANCE FOR LOAN LOSSES

The allowance is maintained at a level believed to be adequate by management to absorb probable losses in the loan portfolio. Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management attempts to provide an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

Centra Financial Holdings, Inc. and Subsidiaries
Analysis of Loan Losses
(Unaudited) (Dollars in Thousands)

                                                          NINE MONTHS ENDED               THREE MONTHS ENDED
                                                            SEPTEMBER 30                     SEPTEMBER 30
                                                        2001            2000             2001            2000
                                                   -------------------------------- --------------------------------
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period                            $   636       $     -             $1,100          $374
Loan losses                                                   3             -                  3             -
Loan recoveries                                               -             -                  -             -
                                                   -------------------------------- --------------------------------
                                 NET CHARGE-OFFS              3             -                  3             -

Loan loss provision                                         748           536                284           162
                                                   -------------------------------- --------------------------------
                      TOTAL LOANS, END OF PERIOD         $1,381          $536             $1,381          $536
                                                   ================================ ================================



The bank has no nonperforming, nonaccrual, or other real estate owned as of September 30, 2001.

Total commercial loan delinquencies, which were thirty days delinquent, totaled approximately $73,000 at September 30, 2001.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $109.2 million at September 30, 2001.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowing instruments consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At September 30, 2001, short-term borrowings totaled $9.8 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999 which was completed in February 2000.

In the first and second quarters of 2001, Centra Financial Holdings sold an additional 240,000 ($3,000,000) shares in an offering under Rule 505 of Regulation D of the Securities Act of 1933. In a second offering, Centra sold an additional 127,550 shares in the second quarter of 2001 and completed the 160,000 share ($2,000,000) offering under Rule 505 in the third quarter of 2001. This additional capital is needed to support projected growth in 2001 and 2002.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of September 30, 2001, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

Liquidity measures an organization's ability to meet cash obligations as they come due. During the nine months ended September 30, 2001, the bank generated cash primarily from increases in deposit accounts and maturities of investment securities. The bank used cash flows of $61.2 million for the origination of loans and $94.1 million for the acquisition of short-term government securities.

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

     COMPARATIVE RATE SENSITIVITY SUMMARY
     SEPTEMBER 30, 2001 (DOLLARS IN THOUSANDS)

                                                 0-3          4-12          1-3        OVER 3
                                                MONTHS       MONTHS        YEARS        YEARS        TOTAL
                                            -------------------------------------------------------------------
     EARNING ASSETS
     Interest bearing deposits in banks        $    317     $       -    $       -     $      -     $    317
     Federal funds sold                           7,443             -            -            -        7,443
     Investments                                 12,969             -            -          117       13,086
     Loans:
        Non real estate                          40,435         5,525       19,493       18,212       83,665
        Real estate                                 342           363          927       18,302       19,934
        Allowance for loan losses                (1,381)            -            -            -       (1,381)
                                            -------------------------------------------------------------------
                      TOTAL EARNING ASSETS       60,125         5,888       20,420       36,631      123,064

     INTEREST BEARING LIABILITIES
     Deposits:
        NOW                                       8,088             -            -            -        8,088
        Money market checking                    33,367             -            -            -       33,367
        Savings                                       -             -        2,865            -        2,865
        CDs                                       9,375        23,708       16,128          968       50,179
     Short-term borrowings                        9,843             -            -            -        9,843
                                            -------------------------------------------------------------------
        TOTAL INTEREST BEARING LIABILITIES       60,673        23,708       18,993          968      104,342
                                            -------------------------------------------------------------------
     Interest sensitivity gap for the          $   (548)    $ (17,820)   $   1,427     $ 35,663     $ 18,722
     period
                                            -------------------------------------------------------------------
     Cumulative interest sensitivity gap       $   (548)    $ (18,368)   $ (16,941)    $ 18,722
                                            ===================================================================
     Cumulate rate sensitivity ratio             99.10%       78.23%       83.61%      117.94%
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

FUTURE OUTLOOK

The bank's results of operations in the first nine months of 2001 represent the expansion stage of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank opened offices in the Waterfront area of Morgantown and the Williamsport Pike area of Martinsburg during 2001. The bank has obtained regulatory approval to open a banking office in Martinsburg on South Foxcroft Avenue. Remodeling of the site is underway and the office is expected to be operational during the fourth quarter of 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

NONE

ITEM 5.  OTHER INFORMATION

THE OFFERING

         In April 2001, Centra Financial completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. Under Rule 505, Centra Financial is eligible to raise a total of $5,000,000 in proceeds during any 12-month period. Accordingly, pursuant to a second offering under Rule 505 in the second quarter, Centra Financial raised a total of $2,000,000 through the sale of 160,000 shares of common stock at $12.50 per share. The second offering was completed in the third quarter. The proceeds of these offerings are being used to fund growth.

MARTINSBURG EXPANSION

         Centra Financial used a portion of the proceeds from the offerings to establish a branch in Martinsburg, West Virginia. The management and directors of Centra Financial and Centra Bank, Inc., believe that the establishment of a branch banking office in Martinsburg, West Virginia, has allowed it to expand successfully into a dynamic market. Martinsburg is located in Berkeley County, West Virginia, in the eastern panhandle of the state. Berkeley County and its neighboring counties, Jefferson and Morgan Counties, West Virginia, are a part of a fast growing area of the state. This growth is due both to the attraction of new industry to the area and the growth of the area as a home to workers who commute to the Washington, D.C., metropolitan area. The office is located at 500 Williamsport Pike, Martinsburg, West Virginia.

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

         Each of these second-tier holding companies owns shares of Centra Bank. Centra Financial Corporation-Martinsburg, Inc., contributed $2,300,000 in proceeds from the offering for a 13.53% interest in the bank. Centra Financial Corporation-Morgantown, Inc., contributed $2,700,000 in proceeds of the offering and has an 86.47% ownership interest in the bank. Centra Financial owns 100% of each of the two second-tier bank holding companies.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  No other exhibits are required to be filed herewith.

(b) The corporation was not required to file a Form 8-K during the third quarter of 2001.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2001                     CENTRA FINANCIAL HOLDINGS, INC.


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