Form 10KSB
period 2001-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2002-03-21
CIK 1099932

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM      TO

                        COMMISSION FILE NUMBER 333-93437

                        CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)

                WEST VIRGINIA                                    55-0770610
(State or other jurisdiction of incorporation
               or organization)                     (I.R.S. Employer Identification No.)

    990 ELMER PRINCE DRIVE, MORGANTOWN, WV                         26505
   (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (304) 598-2000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from January 1, 2001 to February 28, 2002, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates during that time was $14,920,625. For this purpose, certain executive officers and directors are considered affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held
April 18, 2002, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.     Business....................................................     3
Item 2.     Properties..................................................    12
Item 3.     Legal Proceedings...........................................    12
Item 4.     Submission of Matters to a Vote of Security Holders.........    12

PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................    13
Item 6.     Selected Financial Data.....................................    14
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    14
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................    23
Item 8.     Financial Statements and Supplementary Data.................    23
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    23

PART III
Item 10.    Directors and Executive Officers of the Registrant..........    43
Item 11.    Executive Compensation......................................    43
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    43
Item 13.    Certain Relationships and Related Transactions..............    43

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    44
Signatures..............................................................    45
Exhibit Index...........................................................    46

                                     PART I

ITEM 1.  BUSINESS

     Centra Financial Holdings, Inc., or Centra, was formed on October 25, 1999 as a bank holding company. Centra Bank, Inc., or the bank, was formed on September 27, 1999 and chartered under the laws of the state of West Virginia. The Bank commenced operations on February 14, 2000. During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation -- Morgantown, Inc. and Centra Financial Corporation -- Martinsburg, Inc.) to manage the banking operations of the Centra Bank, the sole bank subsidiary, in those markets.

     Centra operates offices in the Suncrest and Waterfront areas of Morgantown and the Williamsport Pike and South Foxcroft areas of Martinsburg, West Virginia. At December 31, 2001 Centra had total assets of $155.6 million, total loans of $118.7 million, total deposits of $128.3 million and total stockholders' equity of $14.2 million.

     Centra provides an array of financial products and services to its customers, including checking accounts, NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also sells travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines ("ATMs"), three automobile drive-in facilities, banking by phone and internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker dealer.

     At December 31, 2001, Centra had 57 full-time equivalent employees. Centra's principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra's internet web site is www.centrabank.com.

     Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans and deposits due to overwhelming community and customer support, both in the Monongalia and Berkeley county markets.

     During 2001, Centra focused on internal growth as the primary method for reaching performance goals. Centra continues to review key performance indicators on a regular basis to measure our success. We cannot assure you, however, that Centra will be able to grow, or if it does, that any growth or expansions will result in an increase in Centra's earnings, dividends, book value or the market value of its common shares.

RECENT ADDITIONS

     During 2001, Centra opened full service banking facilities in the Waterfront area of Morgantown as well as the Williamsport Pike and South Foxcroft areas of Martinsburg, West Virginia. All facilities include complete banking functions, automobile drive-through lanes and ATMs. Construction of an off-site drive-through banking facility at 450 Foxcroft Avenue is underway and should be operational by March 1, 2002.

CUSTOMERS AND MARKETS

     Centra's market areas have a diverse economic structure. Principal industries in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing Federal government and printing and binding. In addition, tourism, education and other service-related industries are important and growing components of the economy of both markets. Consequently, Centra does not dependent upon any one industry segment for its business opportunities.

     Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of long-term, fixed rate residential mortgages) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra's legal lending limit are sold to other banking institutions and the servicing of those loans is retained by Centra. Centra spreads loans over a broad range of industrial classifications. Management has identified three areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank. Centra has no loans to foreign entities. Centra's lending market areas are primarily concentrated in Monongalia and Berkeley County, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland and Ohio.

COMMERCIAL LOANS

     At December 31, 2001, Centra had outstanding approximately $81.6 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 69% of the total aggregate loan portfolio as of that date.

     LENDING PRACTICES. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy, as occurred with the September 11, 2001 attack, or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Loans to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $1.25 million requires board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

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

CONSUMER LOANS

     At December 31, 2001, Centra had outstanding consumer loans in an aggregate amount of approximately $9.4 million or approximately 8% of the aggregate total loan portfolio.

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

REAL ESTATE LOANS

     At December 31, 2001, Centra had approximately $27.7 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 23% of total loans outstanding.

     LENDING PRACTICES. Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. Centra also originates fixed rate real estate loans and generally sells these loans in the secondary market. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney's opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, limited appraisals are obtained for loans under $100,000 and full appraisals are required for all loans in excess of $100,000. Appraisals are obtained from licensed appraisers.

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

     Centra primarily focuses on the Morgantown and Martinsburg markets for its products and services. Management believes Centra has developed a niche and a level of expertise in serving these communities.

     Centra operates under a "needs-based" selling approach that management believes has proven successful in serving the financial needs of most customers. It is not Centra's strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and service will promote our customers' continued use of Centra's financial products and services and will lead to enhanced revenue opportunities.

SUPERVISION AND REGULATION

     The following is a summary of certain statutes and regulations affecting Centra and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

     BANK HOLDING COMPANY REGULATION. Centra is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Centra and any acquisition by Centra of voting stock or assets of any bank, savings association or other company. Centra is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Centra's subsidiary bank, Centra Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Centra or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Centra and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Centra and other subsidiaries. Centra is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Centra and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Centra or its subsidiaries.

     The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

     The Financial Services Modernization Act defines "financial in nature" to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Centra in particular have yet to be determined because of that Act's recent adoption.

     BANKING SUBSIDIARY REGULATION. Centra Bank was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

FEDERAL DEPOSIT INSURANCE CORPORATION

     The FDIC insures the deposits of Centra Bank and Centra Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. The FDIC may terminate a bank's deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank's regulatory agency.

FEDERAL HOME LOAN BANK

     The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, Centra Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

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

     WEST VIRGINIA DIVISION OF BANKING. State banks, such as Centra Bank, are subject to similar capital requirements adopted by the Department of Banking.

LIMITS ON DIVIDENDS

     Centra's ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net earnings and the retained earnings for the preceding two years, less required transfers to surplus. These provisions could limit Centra's ability to pay dividends on its outstanding common shares. As disclosed in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB, Centra is not permitted to pay dividends without prior regulatory approval.

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

MONETARY POLICY AND ECONOMIC CONDITIONS

     The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions' deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, Centra can not definitely predict future changes in interest rates, credit availability or deposit levels.

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

STATISTICAL FINANCIAL INFORMATION REGARDING CENTRA

     The following listing of statistical financial information provides comparative data for Centra over the past two years. Financial information is not presented for 1999 because the Bank did not commence operations until February 14, 2000. You should read these tables in conjunction with Item 7 of this Form 10-KSB ("Management's Discussion and Analysis of Financial Condition and Results of Operations") and the Consolidated Financial Statements of Centra and its subsidiaries found at pages 21 through 36 of this Form 10-KSB.

AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME:

                                                     2001                          2000
                                         ----------------------------   ---------------------------
                                                              AVERAGE                       AVERAGE
                                         AVERAGE    INCOME/   YIELD/    AVERAGE   INCOME/   YIELD/
                                         BALANCE    EXPENSE    RATE     BALANCE   EXPENSE    RATE
(DOLLARS IN THOUSANDS)                   --------   -------   -------   -------   -------   -------
Securities (1):
  Taxable..............................  $ 14,424   $  589     4.08%    $13,195   $  816      6.18%
Loans (2):
  Commercial...........................    56,694    4,256     7.51%     17,006    1,582      9.30%
  Real estate..........................    16,907    1,303     7.71%      4,040      329      8.15%
  Consumer.............................     6,262      587     9.38%      1,138      116     10.18%
  Allowance for loan losses............    (1,082)                         (329)
                                         --------   ------     ----     -------   ------     -----
  Net loans............................    78,781    6,146     7.80%     21,855    2,027      9.27%
Loans held for sale....................     2,268      113     4.96%        128        8      6.09%
Short-term investments:
  Interest-bearing deposits............     1,392       49     3.54%        273       12      4.51%
  Federal funds sold...................     5,955      221     3.71%      5,310      333      6.27%
                                         --------   ------     ----     -------   ------     -----
  Total................................     7,347      270     3.68%      5,583      345      6.19%
                                         --------   ------     ----     -------   ------     -----
       Total earning assets............   102,820    7,118     6.92%     40,761    3,196      7.85%
Other assets...........................     8,279                         3,826
                                         --------                       -------
       Total assets....................  $111,099                       $44,587
                                         ========                       =======
Deposits:
  Savings..............................  $  2,146       44     2.05%    $   398   $   13      3.25%
  Interest-bearing demand..............    38,282    1,253     3.27%     19,350    1,031      5.33%
  Time.................................    37,356    2,155     5.76%      9,097      619      6.80%
                                         --------   ------     ----     -------   ------     -----
       Total...........................    77,784    3,452     4.44%     28,845    1,663      5.77%
Short-term borrowed funds..............     8,191      210     2.57%      1,838      104      5.67%
                                         --------   ------     ----     -------   ------     -----
Total interest-bearing liabilities.....    85,975    3,662     4.26%     30,683    1,767      5.76%
                                         --------   ------     ----     -------   ------     -----
Noninterest-bearing demand deposits....    11,806                         2,945
Other liabilities......................       505                           275
                                         --------                       -------
       Total liabilities...............    98,286                        33,903
       Stockholders' equity............    12,813                        10,684
                                         --------                       -------
       Total liabilities and
          stockholders'
          equity.......................  $111,099                       $44,587
                                         ========                       =======
Interest rate spread...................             $3,456     2.66%              $1,429      2.09%
                                                    ======     ----               ======     -----
Interest income/earning assets.........                        6.92%                          7.85%
Interest expense/earning assets........                        3.56%                          4.35%
                                                               ----                          -----
Net yield on earning assets (net
  interest margin).....................                        3.36%                          3.50%
                                                               ====                          =====

---------------

(1) Average balances of investment securities based on carrying value.

(2) Loan fees included in interest income for 2001 were $109 and $13 in 2000.

RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE:

                                                                      2001 VS. 2000
                                                                   INCREASE (DECREASE)
                                                                    DUE TO CHANGE IN:
                                                              ------------------------------
                                                              VOLUME (1)   RATE (1)    NET
(DOLLARS IN THOUSANDS)                                        ----------   --------   ------
INTEREST EARNING ASSETS:
  Loan portfolio:
     Commercial.............................................    $3,033      $(359)    $2,674
     Real estate............................................       993        (19)       974
     Consumer...............................................       481        (10)       471
                                                                ------      -----     ------
       Net loans............................................     4,507       (388)     4,119
  Loans held for sale.......................................       106         (1)       105
  Securities:
     Taxable................................................        70       (297)      (227)
  Federal funds sold and other..............................        90       (165)       (75)
                                                                ------      -----     ------
       Total interest-earning assets........................    $4,773      $(851)    $3,922
                                                                ======      =====     ======
INTEREST BEARING LIABILITIES:
  Savings deposits..........................................    $   37      $  (6)    $   31
  Interest bearing demand deposits..........................       731       (509)       222
  Time deposits.............................................     1,644       (108)     1,536
  Short-term borrowings.....................................       190        (84)       106
                                                                ------      -----     ------
       Total interest-bearing liabilities...................    $2,602      $(707)    $1,895
                                                                ======      =====     ======
       Net interest income..................................    $2,171      $(144)    $2,027
                                                                ======      =====     ======

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN MATURITIES AT DECEMBER 31, 2001:

                                                                    DUE IN
                                                                   ONE YEAR     DUE
                                                         DUE IN    THROUGH     AFTER
                                                        ONE YEAR     FIVE      FIVE
LOAN TYPE                                               OR LESS     YEARS      YEARS     TOTAL
---------                                               --------   --------   -------   --------
(DOLLARS IN THOUSANDS)
Commercial loans:
  Fixed...............................................  $ 3,161    $ 4,540    $ 7,802   $ 15,503
  Variable............................................   35,354     29,527      1,173     66,054
                                                        -------    -------    -------   --------
                                                         38,515     34,067      8,975     81,557
Real estate loans:
  Fixed...............................................      510      2,603     12,283     15,396
  Variable............................................    7,686      4,521        115     12,322
                                                        -------    -------    -------   --------
                                                          8,196      7,124     12,398     27,718
Consumer loans:
  Fixed...............................................      459      3,631      4,179      8,269
  Variable............................................      758        363          0      1,121
                                                        -------    -------    -------   --------
                                                          1,217      3,994      4,179      9,390
                                                        -------    -------    -------   --------
       Total..........................................  $47,928    $45,185    $25,552   $118,665
                                                        =======    =======    =======   ========

LOAN PORTFOLIO ANALYSIS:

                                                                2001      2000
(DOLLARS IN THOUSANDS)                                        --------   -------
Year-end balances:
  Commercial, financial and agricultural....................  $ 81,557   $30,728
  Real estate...............................................    22,414     7,817
  Real estate, construction.................................     5,304     1,090
  Consumer..................................................     9,390     2,784
                                                              --------   -------
       Total................................................  $118,665   $42,419
                                                              ========   =======
  Average total loans.......................................  $ 79,863   $22,184
  Average allowance for loan losses.........................    (1,082)     (329)
                                                              --------   -------
  Average loans, net of allowance...........................  $ 78,781   $21,855
                                                              ========   =======

MATURITIES OF CERTIFICATES OF DEPOSIT $100,000 OR MORE:

                                                                2001
(DOLLARS IN THOUSANDS)                                         -------
Under 3 months..............................................   $ 7,719
3 to 12 months..............................................    15,007
Over 12 months..............................................     6,180
                                                               -------
     Total..................................................   $28,906
                                                               =======

     During 2001, Centra recorded a provision for loan losses of $793,000. The only other activity that impacted the allowance during 2001 was a single charge-off of $3,000.

                                                               2001    2000
(DOLLARS IN THOUSANDS)                                        ------   ----
Allocation of allowance for loan losses at December 31:
  Commercial................................................  $1,271   $605
  Real estate...............................................      50     17
  Real estate construction..................................      30      2
  Consumer..................................................      75     12
                                                              ------   ----
       Total................................................  $1,426   $636
                                                              ======   ====
Percent of loans to total loans at December 31:
  Commercial................................................      69%    72%
  Real estate...............................................      19     18
  Real estate, construction.................................       4      3
  Consumer..................................................       8      7
                                                              ------   ----
       Total................................................     100%   100%
                                                              ======   ====

     Nonperforming loans are defined as loans 90 days or more past due, renegotiated loans and nonaccrual loans. Nonperforming assets are comprised of nonperforming loans and other real estate owned.

     Centra Bank had no nonperforming assets or loans at December 31, 2001 and 2000.

ITEM 2.  PROPERTIES

     Centra's sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive. Centra Bank also leases its offices on Foxcroft Avenue and Williamsport Pike in Martinsburg. Rent expense on the leased properties totaled $330,407 in 2001 and $234,411 in 2000.

     Centra Bank acquired property on Don Knotts Boulevard in 2000 and began construction of the Waterfront Branch. Construction was completed and the branch opened on February 20, 2001.

     Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from "Note 5. Bank Premises and Equipment" of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB.

ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings to which Centra or its subsidiaries are a party or to which any of their property is subject.

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

QUARTERLY MARKET AND DIVIDEND INFORMATION:

                                                    2001                      2000
                                           -----------------------   -----------------------
                                            ESTIMATED                 ESTIMATED
                                           MARKET VALUE              MARKET VALUE
                                            PER SHARE     DIVIDEND    PER SHARE     DIVIDEND
                                           ------------   --------   ------------   --------
Fourth Quarter...........................     $12.50       $0.00        $11.00       $0.00
Third Quarter............................      12.50        0.00         10.50        0.00
Second Quarter...........................      12.50        0.00         10.00        0.00
First Quarter............................      12.50        0.00         10.00        0.00

     Centra's common shares are not traded on any national exchange.

     Centra had 546 stockholders of record at December 31, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The information below has been derived from Centra's Consolidated Financial Statements.

                                                                 2001         2000
(DOLLARS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)      ----------   ----------
OPERATING DATA
For the year ended:
Total interest income.......................................  $    7,118   $    3,196
Total interest expense......................................       3,662        1,767
Net interest income.........................................       3,456        1,429
Provision for loan losses...................................         793          636
Other income................................................         753          105
Other expense...............................................       4,312        2,384
Net loss....................................................        (896)      (1,486)

BALANCE SHEET DATA
At year end:
Total assets................................................  $  155,560   $   76,794
Investment securities.......................................      13,096       23,422
Net loans...................................................     117,239       41,783
Total deposits..............................................     128,334       62,900
Stockholders' equity........................................      14,161       10,060

SIGNIFICANT RATIOS
Net loss to:
  Average total assets......................................        (.81)%      (3.33)%
  Average stockholders' equity..............................       (6.99)      (13.91)
Average stockholders' equity to average total assets........       11.53        23.96
Average loans to average deposits...........................       89.14        69.78
Risk-based capital ratio....................................       12.92        21.90

PER SHARE DATA
Net loss:
  Basic and diluted.........................................  $     (.61)  $    (1.25)
Cash dividends paid.........................................        0.00         0.00
Book value at end of period.................................        8.85         8.38
Basic and diluted weighted average shares outstanding.......   1,472,273    1,189,234

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

     In Management's Discussion and Analysis we review and explain the general financial condition and the results of operations for Centra Financial Holdings, Inc. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in Centra's financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Ernst & Young LLP to audit the consolidated financial statements and their independent audit report is included herein.

INTRODUCTION

     The following discussion and analysis of the Consolidated Financial Statements of Centra is presented to provide insight into management's assessment of the financial results and operations of Centra. Centra Bank (the
Bank) is the sole operating subsidiary of Centra and all comments, unless otherwise noted, are related to the Bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

SUMMARY FINANCIAL RESULTS

     The Bank began operations on February 14, 2000 with a mission to provide community banking to the Morgantown area. During 2001, Centra expanded into the Martinsburg, West Virginia region with two offices. Via a menu of customer friendly products, competitive loan and deposit rates, and exemplary customer service, the bank concluded the calendar year with total assets of $155.6 million and deposits of $128.3 million.

     Centra incurred a net loss of $896,000 in 2001 compared to a net loss of $1,486,000 in 2000. The loss equated to a negative return on average assets of (.81)% and a return on average equity of (6.99)%, compared to prior year results of (3.33)% and (13.91)% respectively. Basic and fully diluted loss per share were $(.61) in 2001 compared to $(1.25) in 2000. The losses resulted from the start up nature of a de novo banking institution striving to build critical mass to support staffing levels and back room operations. Centra also opened three offices during 2001 and incurred normal start-up costs associated with office openings. Quarterly losses have declined consistently since the first quarter of 2001, and Centra became profitable in the fourth quarter of 2001, well ahead of original projections. (See Note 16 of Notes to Consolidated Financial Statements.)

     While operating in a challenging interest rate environment, the bank achieved a 6.92% yield on earning assets compared to 7.85% in 2000. Centra achieved this yield as the Bank's average loans increased by $57.7 million during 2001 despite operating in a highly competitive environment. Loans increased to $118.7 million at December 31, 2001 from $42.4 million at December 31, 2000. The banking industry incurred 11 rate declines during 2001 as the Federal Reserve attempted to mitigate the effects of a national recession. The bank's ability to acquire quality loans is supported by a zero delinquency rate and the absence of non-accrual, non-performing, classified or renegotiated loans at December 31, 2001.

     Deposits increased during 2001 from $62.9 million at December 31, 2000, to $128.3 million at December 31, 2001. This increase was due to continued growth in the Morgantown market and the new growth from the Martinsburg market. Centra offers an uncomplicated product design and minimal fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the Bank was 4.26% for 2001 compared to 5.76% in 2000. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.36% for 2001 compared to 3.50% in 2000.

     The Bank maintained a high quality, short-term investment portfolio during 2001 to provide liquidity for the balance sheet, to fund loan growth, and to pledge against customers accounts. U.S. government and agency securities comprised the Bank's investment portfolio during 2001.

INTEREST INCOME AND EXPENSE

     Net interest income is the amount by which interest income on earning assets exceeds interest incurred on interest-bearing liabilities. Interest earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as adjustments in the mix of interest-earning assets and interest-bearing liabilities. Net interest income will also be impacted favorably by increases in our non-interest bearing deposits.

     Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra's balance sheet. As noted above, the net interest margin was 3.36% in 2001 compared to 3.50% in 2000. The net interest margin faced pressure due to competitive pricing of loans and deposits in Centra's markets and the Federal Reserve's 11 rate decreases during 2001. Management anticipates no material changes in the net interest margin in the short-term and anticipates that the margin will increase in the long-term.

     Management continues to analyze methods to deploy Centra's assets to an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future. Centra will attempt to maintain a loan to deposit ratio under 90% in 2002.

     During 2001, net interest income increased by $2.0 million or 141.8% from $1.4 million at December 31, 2000 to $3.4 million at December 31, 2001. This increase is largely due to the growth in earning assets, primarily loans, of $76.2 million in 2001. Average total earning assets were $102.8 million in 2001 compared to $40.8 million in 2000. Average loans grew to $79.9 million in 2001 from $22.2 million in 2000. As a result of this growth, total interest income increased by $3.9 million, or 122.7%, from the $3.2 million in 2000 to $7.1 million in 2001. Average interest bearing liabilities, primarily deposits, likewise increased in 2001 by $55.3 million. Average interest bearing deposits grew to $77.8 million in 2001 compared to $28.8 million in 2000. As a result of this growth, total interest expense increased by $1.9 million, or 107.2%, from $1.8 million in 2000 to $3.7 million in 2001.

     Despite the growth in the volume of earning assets during 2001, the yield on earning assets decreased to 6.92% in 2001 from 7.85% in 2000. This decline is due to the lower interest rate environment as the yield on net loans decreased to 7.80% in 2001, compared to 9.27% in 2000. In addition, Centra's investment portfolio yield declined significantly during 2001 to 4.08% from 6.18% in 2000 due to the deteriorating interest rate environment in 2001.

     The cost of interest-bearing liabilities decreased to 4.26% in 2001 from 5.76% in 2000. This decline is primarily a result of the lower interest rates paid on deposit products as the cost of deposits declined to 4.44% in 2001 from 5.77% in 2000.

PROVISION FOR LOAN LOSSES

     In 2001, Centra recorded a provision for loan losses of $793,000 compared to $636,000 in 2000. Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the Bank's primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

NON-INTEREST INCOME

     Fees related to deposit accounts and electronic banking revenue generate the core of the Bank's non-interest income. Non-interest income totaled $753,000 in 2001 compared to $105,000 in 2000. This increase is due to the aforementioned growth in deposits during 2001 as the Bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

     Other service charges and fees loans increased from $28,000 in 2000 to $166,000 in 2001. This growth resulted from the overall growth of the deposit and loan portfolios of the Bank.

     Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market. Centra recognized $371,000 as fees from selling those loans during 2001. Centra recognized $25,000 of such fees in 2000. The dramatic increase resulted from lower mortgage rates in 2001 and the high volume of refinancing.

     Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra's product mix.

NON-INTEREST EXPENSE

     In 2001, total non-interest expense reached $4.3 million compared to $2.4 million in 2000. The level of non-interest costs incurred is representative of a start-up bank in the early years of operations and includes costs associated with opening three offices during the year.

     Salaries and benefits expense totaled $2.0 million in 2001 compared to $1.1 million in 2000. Salaries and benefits expense reflects Centra's commitment to provide high quality customer service utilizing cutting edge technology. At December 31, 2001, Centra had 57 full-time equivalent employees compared to 24.5 full-time equivalent employees in 2000. This increase relates to the addition of three offices during 2001. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

     Occupancy expense totaled $469,000 in 2001 compared to $271,000 in 2000. This increase is due to the opening of three new branch offices in 2001. Included in these totals are depreciation expense of $46,100 in 2001 and $18,454 in 2000. Lease expense totaled $330,407 in 2001 compared to $234,411 in 2000.

     Equipment expense totaled $447,000 in 2001 compared to $244,000 in 2000. Depreciation expense on furniture, fixtures, and equipment constituted $295,626 in 2001 compared to $152,621 in 2000. Equipment depreciation reflects Centra's commitment to technology and the addition of equipment related to three branch openings in 2001.

     Advertising costs totaled $151,000 in 2001 compared to $145,000 in 2000. Total costs for 2000 included the initial advertising campaign of the Bank and 2001 costs include the marketing costs associated with the opening of the Waterfront office and the Martinsburg offices.

     Professional fees totaled $130,000 in 2001 compared to $54,000 in 2000. This increase is due to the overall growth and complexity of issues of the Bank.

     Data processing costs increased from $128,000 in 2000 to $274,000 in 2001. This increase is related to the overall account and transaction growth of the Bank.

     Other expense increased from $460,000 in 2000 to $804,000 in 2001. The primary components of growth in this area are increased courier costs, taxes not based on income and travel costs associated with the various banking offices.

     Maintaining acceptable levels of non-interest expense and operating efficiency are key performance indicators for Centra in its strategic initiatives. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale and significant start-up expenses during the year, the relevancy of the efficiency ratio as an indicator of performance is currently minimal.

RETURN ON ASSETS

     Centra's return on assets was (.81)% in 2001 and (3.33)% in 2000. This negative return reflects the commitment that start-up financial institutions must endure as they attempt to attain critical mass to support their infrastructure and as they grow the interest earning asset base. We anticipate that this performance indicator will continue to migrate toward those of Centra's peers.

RETURN ON EQUITY

     Centra's return on average stockholders' equity ("ROE") was (6.99)% in 2001 and (13.91)% in 2000. This negative return also reflects Centra's start-up nature.

     The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 11 of Notes to the consolidated financial statements included in Item 8 herein.

INCOME TAX BENEFIT

     Centra has not recorded income tax benefit during 2001 or 2000. While the Bank is generating net operating losses that will reduce future tax liabilities, the Bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized, due to the uncertainty as to the realization of net deferred tax assets.

OVERVIEW OF THE STATEMENT OF CONDITION

     Centra's balance sheet at December 31, 2001, changed significantly in comparison to December 31, 2000, primarily due to a full year of operations and the opening of three additional branch offices during 2001. Total assets grew to $155.6 million at December 31, 2001 from $76.8 million at December 31, 2000. Asset growth has occurred due to increases in market penetration from the opening of the three new branches. These offices assisted in the increase in loans of $76.2 million in 2001. This growth in loans and investments was funded by increases in all categories of deposits and short-term borrowings. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

     Deposits have grown to $128.3 million as of December 31, 2001, an increase of $65.4 million from December 31, 2000. Short-term borrowings increased to $12.6 million as of December 31, 2001, an increase of $9.1 million from December 31, 2000.

     Stockholders' equity increased $4.1 million from 2000 due essentially to a $5 million sale of stock offset by 2001 operating losses.

CASH AND CASH EQUIVALENTS

     Centra's cash and cash equivalents totaled $13.9 million at December 31, 2001, compared to $7.6 million at December 31, 2000, an increase of $6.3 million.

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

INVESTMENT SECURITIES

     Investment securities totaled $13.1 million at December 31, 2001, compared to $23.4 million at December 31, 2000. Government sponsored agency securities comprise the majority of the portfolio. This decline provided a portion of the funding necessary to support loan growth.

     All of Centra's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2001, the amortized cost of Centra's investment securities totaled $13.1 million, resulting in unrealized appreciation in the investment portfolio of $3,000.

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

LOANS

     Centra's lending is primarily focused in the north central and the eastern panhandle of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $118.7 million as of December 31, 2001, compared to $42.4 million at December 31, 2000.

     Centra experienced significant loan growth during 2001 in commercial and all other loan classifications. At December 31, 2001, commercial loans totaled 69% of Centra's total loan portfolio, comprising the largest portion of the loan portfolio. Commercial loans totaled $81.6 million at December 31, 2001 compared to $30.7 million at December 31, 2000. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2002. In addition to the anticipated additional in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

     Real estate loans to Centra's retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 23% of Centra's total loan portfolio. Real estate mortgage loans totaled $27.7 million at December 31, 2001, compared to $8.9 million at December 31, 2000.

     Included in real estate loans are home equity credit lines totaling $9.0 million in 2001 compared to $2.1 million at December 31, 2000. Management believes the home equity loans are a competitive product with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra's lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

     Consumer lending continues to be a vital part of Centra's core lending. At December 31, 2001, consumer loan balances totaled $9.4 million compared to $2.8 million at December 31, 2000. The majority of Centra's consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra's consumer loan portfolio, which can be attributed to Centra's commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

LOAN CONCENTRATION

     At December 31, 2001, commercial loans comprised the largest component of the loan portfolio. While the Bank has concentrations of its loan portfolio in the building, developing and general contracting industry, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the Bank.

ALLOWANCE FOR LOAN LOSSES

     Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management's estimate of probable losses based upon historical loss factors. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level. Due to the absence of losses to date, the bank utilizes historical loss factors comparable to peer banks operating in our lending area. Centra also considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets.

     The results of this analysis at December 31, 2001, indicate that the reserve for loan losses is considered adequate to absorb losses inherent in the portfolio.

     Centra incurred charge offs totaling $3,000 in 2001 and none in 2000. Centra had no nonperforming, nonaccrual, delinquent loans or other real estate owned as of December 31, 2001 or 2000.

FUNDING SOURCES

     Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $128.3 million, or 89.1% of Centra's funding sources at December 31, 2001.

     Non-interest bearing deposits remain a core funding source for Centra. At December 31, 2001, non-interest bearing balances totaled $17.6 million compared to $7.5 million in 2000. Management intends to continue to focus on maintaining its base of lower-costing funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

     Interest-bearing deposits totaled $110.7 million at December 31, 2001, compared to $55.4 million at December 31, 2000. On a percentage basis, interest-bearing transaction accounts were the largest growth component of Centra's deposits. Average interest-bearing liabilities totaled $86.0 million during 2001 compared to $30.7 million during 2000. Average non-interest bearing liabilities totaled $12.3 million during 2001 compared to $3.2 million during 2000. Management will continue to emphasize deposit gathering in 2002 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra's strategic goals.

     Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra's short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2001, short-term borrowings totaled $12.6 million compared to $3.5 million in 2000.

CAPITAL/STOCKHOLDERS' EQUITY

     During the year ended December 31, 2001, stockholders' equity increased approximately $4.1 million (or 40.8%) to $14.2 million. This increase resulted primarily from the sale of $5 million of common stock under Rule 505 of Regulation D of the Securities Act of 1933 during 2001 offset by the current year net operating loss. Centra paid no dividends during 2001 or 2000.

     At December 31, 2001, accumulated other comprehensive income totaled $3,000, a decrease of $8,000 from December 31, 2000. This represents net unrealized gains on available-for-sale securities at December 31, 2001. Because all the investment securities in Centra's portfolio are classified as available-for-sale, both the investment and equity sections of Centra's balance sheet are more sensitive to the changing market values of investments.

     Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra's risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements. At December 31, 2001, Centra and its banking subsidiary's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra's risk-based capital ratio of 12.92% at December 31, 2001, is well above the well-capitalized standard of 10%. Centra's Tier 1 capital ratio of 11.74% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at year-end 2001 was 9.90% and was also above the well-capitalized standard of 5%. Management believes Centra's capital continues to provide a strong base for profitable growth.

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

     ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of December 31, 2001. The following table is provided to show the earnings at risk and value at risk positions of Centra as of December 31, 2001.

     IMMEDIATE         ESTIMATED INCREASE           ESTIMATED
INTEREST RATE CHANGE    DECREASE) IN NET      INCREASE (DECREASE) IN
 (IN BASIS POINTS)       INTEREST INCOME     ECONOMIC VALUE OF EQUITY
--------------------   -------------------   ------------------------
                       (DOLLARS IN THOUSANDS)
                                               $(2,833)       (27.8)%
         300            $ 175        2.9%
                                                (1,925)       (18.9)
         200              118        1.9
                                                  (976)        (9.6)
         100               63        1.0
                                                   994          9.8
        -100              (71)      (1.2)
                                                 2,330         22.9
        -200             (152)      (2.5)
                                                 4,683         46.0
        -300             (296)      (4.9)

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

     The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the year ended December 31, 2001, cash provided by financing activities totaled $79.5 million, while outflows from investing activity totaled $67.2 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available for sale and can be utilized as an additional source of liquidity.

EFFECTS OF INFLATION ON FINANCIAL STATEMENTS

     Substantially all of Centra's assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power, and conversely, a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.

FOURTH QUARTER

     Centra's quarterly net operating losses decreased each consecutive quarter after the fourth quarter 2000. Centra incurred its first profitable quarter of $24,000 in the fourth quarter of 2001. This equated to $.02 income per share on both a basic and fully diluted basis. Net interest income increased in each quarter during 2001 and was $1.1 million in the fourth quarter of 2001. Other income also increased in each quarter during 2001 and was $265,000 in the fourth quarter of 2001.

FUTURE OUTLOOK

     The Bank's results of operations represent the early stages of a de novo banking institution. However, by making the investment to open these branches during 2001, Centra has become a strong competitor in the markets that it serves, and the growth in 2001 resulted in the first profitable quarter. Centra will continue to penetrate its markets with an emphasis on customer service with the highest quality products and technology.

     Future plans for the Bank involve the bank taking advantage of both technology and personal customer contact. The Bank continues to utilize retail and business internet services. In addition to "top of the line" technology, the Bank is committed to providing individual and personal banking services. Centra will continue to search for quality banking locations as well as exploring alternative delivery systems.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CONDITION

                                                                 DECEMBER 31
                                                              ------------------
                                                                2001      2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 --------   -------
ASSETS
Cash and cash equivalents...................................  $  4,838   $ 2,773
Interest-bearing deposits in other banks....................     2,272        71
Federal funds sold..........................................     6,757     4,797
                                                              --------   -------
     Total cash and cash equivalents........................    13,867     7,641
Available-for-sale securities, at estimated fair value
  (amortized cost of $13,093 in 2001 and $23,411 in 2000)...    13,096    23,422
Loans.......................................................   118,665    42,419
Allowance for loan losses...................................    (1,426)     (636)
                                                              --------   -------
     Net loans..............................................   117,239    41,783
Premises and equipment......................................     3,819     2,282
Loans held for sale.........................................     5,342       683
Other assets................................................     2,197       983
                                                              --------   -------
     Total assets...........................................  $155,560   $76,794
                                                              ========   =======
LIABILITIES
Deposits
  Non-interest bearing......................................  $ 17,591   $ 7,456
  Interest bearing..........................................   110,743    55,444
                                                              --------   -------
     Total deposits.........................................   128,334    62,900
Short-term borrowings.......................................    12,552     3,488
Other liabilities...........................................       513       346
                                                              --------   -------
     Total liabilities......................................   141,399    66,734
Stockholders' equity
Preferred stock, $1 par value, 1,000,000 authorized, none
  issued....................................................        --        --
Common stock, $1 par value, 50,000,000 authorized, 1,600,500 and 1,200,000 issued and outstanding at December 31, 2001
  and 2000, respectively....................................     1,600     1,200
Additional paid-in capital..................................    15,405    10,800
Accumulated deficit.........................................    (2,847)   (1,951)
Accumulated other comprehensive income......................         3        11
                                                              --------   -------
     Total stockholders' equity.............................    14,161    10,060
                                                              --------   -------
     Total liabilities and stockholders' equity.............  $155,560   $76,794
                                                              ========   =======

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                                    PERIOD FROM
                                                                                     INCEPTION
                                                               YEAR ENDED          (SEPTEMBER 27,
                                                              DECEMBER 31,            1999) TO
                                                         -----------------------    DECEMBER 31,
                                                            2001         2000           1999
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)            ----------   ----------   --------------
Interest income:
  Loans, including fees................................  $    6,146   $    2,027      $     --
  Loans held for sale..................................         113            8            --
  Securities available-for-sale........................         589          816            58
  Interest-bearing bank balances.......................          49           12             3
  Federal funds sold...................................         221          333           132
                                                         ----------   ----------      --------
     Total interest income.............................       7,118        3,196           193
Interest expense:
  Deposits.............................................       3,452        1,663            --
  Short-term borrowings................................         210          104            --
                                                         ----------   ----------      --------
     Total interest expense............................       3,662        1,767            --
                                                         ----------   ----------      --------
     Net interest income...............................       3,456        1,429           193
Provision for loan losses..............................         793          636            --
                                                         ----------   ----------      --------
     Net interest income after provision for loan
       losses..........................................       2,663          793           193
Other income:
  Service charges on deposit accounts..................         181           37            --
  Other service charges and fees.......................         166           28            --
  Secondary market income..............................         371           25            --
  Other................................................          35           15            --
                                                         ----------   ----------      --------
     Total other income................................         753          105            --
Other expense:
  Salaries and employee benefits.......................       2,037        1,082           297
  Occupancy expense....................................         469          271            83
  Equipment expense....................................         447          244            --
  Advertising..........................................         151          145           109
  Professional fees....................................         130           54            77
  Data processing......................................         274          128            --
  Other................................................         804          460            92
                                                         ----------   ----------      --------
     Total other expense...............................       4,312        2,384           658
                                                         ----------   ----------      --------
     Net loss before income taxes......................        (896)      (1,486)         (465)
Income taxes:
  Federal..............................................          --           --            --
  State................................................          --           --            --
                                                         ----------   ----------      --------
     Total income taxes................................          --           --            --
                                                         ----------   ----------      --------
     Net loss..........................................  $     (896)  $   (1,486)     $   (465)
                                                         ==========   ==========      ========
Basic and diluted loss per share.......................  $     (.61)  $    (1.25)     $   (.60)
Basic and diluted weighted average shares
  outstanding..........................................   1,472,273    1,189,234       778,300

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                      ADDITIONAL       STOCK                         OTHER
                             COMMON    PAID-IN     SUBSCRIPTIONS   ACCUMULATED   COMPREHENSIVE
                             STOCK     CAPITAL      RECEIVABLE       DEFICIT     INCOME (LOSS)    TOTAL
(DOLLARS IN THOUSANDS)       ------   ----------   -------------   -----------   -------------   -------
Balance, September 27, 1999
  (inception)..............  $  --     $    --        $    --        $    --         $ --        $    --
Issuance of common stock...  1,200      10,800         (1,202)            --           --         10,798
Comprehensive loss:
  Net loss.................     --          --             --           (465)          --           (465)
  Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities..........     --          --             --             --          (19)           (19)
                                                                                                 -------
  Total comprehensive
     loss..................                                                                         (484)
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  1999.....................  1,200      10,800         (1,202)          (465)         (19)        10,314
Issuance of common stock...     --          --          1,202             --           --          1,202
Comprehensive loss:
  Net loss.................     --          --             --         (1,486)          --         (1,486)
  Other comprehensive loss:
     Unrealized gain on
       available-for-sale
       securities..........     --          --             --             --           30             30
                                                                                                 -------
  Total comprehensive
     loss..................                                                                       (1,456)
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  2000.....................  1,200      10,800             --         (1,951)          11         10,060
Issuance of common stock...    400       4,605             --             --           --          5,005
Comprehensive loss:
  Net loss.................     --          --             --           (896)          --           (896)
  Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities..........     --          --             --             --           (8)            (8)
                                                                                                 -------
  Total comprehensive
     loss..................                                                                         (904)
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  2001.....................  $1,600    $15,405        $    --        $(2,847)        $  3        $14,161
                             ======    =======        =======        =======         ====        =======

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   PERIOD FROM
                                                                                    INCEPTION
                                                                YEAR ENDED        (SEPTEMBER 27,
                                                               DECEMBER 31,          1999) TO
                                                           --------------------    DECEMBER 31,
                                                             2001        2000          1999
(DOLLARS IN THOUSANDS)                                     ---------   --------   --------------
Operating activities:
Net loss.................................................  $    (896)  $ (1,486)     $   (465)
Adjustments to reconcile net loss to net cash used in
  operating activities:
     Accretion of discounts on securities................       (562)      (654)          (36)
     Provision for loan losses...........................        793        636            --
     Depreciation........................................        342        171            --
     Loans originated for sale...........................    (34,606)      (683)           --
     Proceeds from loans sold............................     29,946         --            --
     Increase in accrued expenses........................        167        146           199
     Increase in other assets............................     (1,213)      (863)         (120)
                                                           ---------   --------      --------
       Net cash used in operating activities.............     (6,029)    (2,733)         (422)
Investing activities:
Purchases of premises and equipment......................     (1,879)    (2,137)         (316)
Purchases of available-for-sale securities...............   (118,003)   (87,339)       (7,366)
Sales and maturities of available for sale securities....    128,883     71,984            --
Net increase in loans made to customers..................    (76,249)   (42,419)           --
                                                           ---------   --------      --------
Net cash used in investing activities....................    (67,248)   (59,911)       (7,682)
Financing activities:
Net increase in deposits.................................     65,435     62,901            --
Net increase in securities sold under agreement to
  repurchase.............................................      9,063      3,488            --
Proceeds of stock offering...............................      5,005      1,202        10,798
                                                           ---------   --------      --------
       Net cash provided by financing activities.........     79,503     67,591        10,798
                                                           ---------   --------      --------
       Increase in cash and cash equivalents.............      6,226      4,947         2,694
Cash and cash equivalents -- beginning of period.........      7,641      2,694            --
                                                           ---------   --------      --------
       Cash and cash equivalents -- end of period........  $  13,867   $  7,641      $  2,694
                                                           =========   ========      ========
Supplemental cash flow information:
  Interest paid..........................................  $   3,622   $  1,637      $     --
  Income taxes paid......................................  $      --   $     --      $     --

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The accounting and reporting policies of Centra Financial Holdings, Inc. and Subsidiaries ("Centra") conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Centra Financial Holdings Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

  LOANS

     Loans are stated at the principal amount outstanding, net of any unearned income.

     Interest income is recognized on an accrual basis. Nonrefundable loan fees and direct loan costs are deferred and recognized over the life of the loan as an adjustment of the yield.

     Loans are to be designated as nonperforming when either principal or interest payments are 90 days or more past due, unless those loans are in the process of collection and, in management's opinion, are fully secured. When a loan is placed on non-accrual status, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonperforming loans is included in income only if principal recovery is reasonably assured. A nonperforming loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience of peer banks, peer group comparisons, current national and local economic conditions, volume, growth, and composition of the portfolio, and other relevant risk factors. This evaluation is inherently subjective and it requires

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES material estimates, including estimated losses on pools of loans grouped by similar risk characteristics based on historical loss experience of peers and consideration of current economic conditions, that may be susceptible to significant change. Increases to the allowance for estimated credit losses are made by charges to the provision for loan losses. Loans that would be determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.

     Centra's allowance for loan losses is the combination of estimated allowances for specific commercial credits determined in accordance with Financial Accounting Standards Board (FASB) Statement 114, if any, and allowances for the remaining loans, grouped by similar characteristics, determined in accordance with FASB Statement 5. Management's estimate of each component of the allowance for loan losses is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated.

     A key element of Centra's methodology for determining the allowance for loan losses is Centra's formal credit risk monitoring procedures, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the individual borrower's ability to meet its contractual obligations. Upon detection of the borrower's inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined in accordance with FASB Statement 114. For the remaining loans, historical peer loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can ensure the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

  LOANS HELD FOR SALE

     Loans held for sale are real estate loans that Centra originated with the intent to sell in the secondary market. The loans are carried at the lower of aggregate cost or estimated fair value.

  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Centra depreciates its building, leasehold improvements and premises, and furniture, fixtures and equipment over estimated useful lives ranging from 7 to 31 years and 3 to 10 years, respectively.

  INCOME TAXES

     Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate. A valuation allowance equal to this amount was established for uncertainty as to the realization of net deferred tax assets.

  STOCK BASED COMPENSATION

     Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  EARNINGS PER SHARE

     Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. Basic and diluted earnings per share are equal for Centra due to the overall loss and anti-dilutive impact of the options.

  OPERATING SEGMENTS

     Centra's business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels.

  RECENT ACCOUNTING PRONOUNCEMENTS

     As required, Centra adopted FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) on January 1, 2001. This Statement requires that all derivatives be recorded on the balance sheets at fair value and establishes "special" accounting for fair value, cash flow, and foreign currency hedges. Adoption of Statement No. 133 did not have a material impact on Centra.

     In June 2001, the FASB issued Statements 141, "Business Combinations, and 142, Goodwill and Other Intangible Assets". Statement 141 eliminates the pooling-of-interests method of accounting for business combinations issued after June 30, 2001, while Statement 142 addresses the accounting and reporting for acquired goodwill and other intangible assets. Statement 142 is effective beginning January 1, 2002. Neither Statement will have an impact on Centra because Centra has not entered into any business combinations, and accordingly, has not recorded any goodwill or other intangible assets.

     In August 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations". Statement 143 requires an entity to record a liability for an obligation associated with the retirement of an asset at the time the liability is incurred by capitalizing the cost as part of the carrying value of the related asset and depreciating it over the remaining useful life of that asset. The standard is effective for Centra beginning January 1, 2003, and its adoption is not expected to have a material impact on Centra's results of operations, financial position, or liquidity.

     In October 2001, the FASB issued Statement 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which addresses how and when to measure impairment on long-lived assets and how to account for long-lived assets that an entity plans to dispose of either through sale, abandonment, exchange, or distribution to owners. The provisions of Statement 144 became effective for Centra on January 1, 2002, and are not expected to have a material impact on Centra's results of operations, financial position, or liquidity.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments in accordance with FASB Statement No. 107:

  CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet for these captions approximate their fair values.

  INVESTMENT SECURITIES

     Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

  LOANS

     The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

     The estimated fair values of Centra's financial instruments are as follows:

                                                  2001                        2000
                                        -------------------------   -------------------------
                                        CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                         AMOUNT        VALUE         AMOUNT        VALUE
(DOLLARS IN THOUSANDS)                  --------   --------------   --------   --------------
Financial assets:
  Cash and cash equivalents...........  $ 13,867      $ 13,867      $ 7,641       $ 7,641
  Investment securities...............    13,096        13,096       23,422        23,422
  Loans...............................   118,665       118,042       42,419        41,779
Financial liabilities:
  Deposits............................  $128,334      $134,822      $62,900       $63,435
  Short-term borrowings...............    12,552        12,552        3,488         3,488

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

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

                                                SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                              -----------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
(DOLLARS IN THOUSANDS)                        ---------   ----------   ----------   ---------
At December 31, 2001:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $12,976        $9          $(6)       $12,979
Other securities............................       117        --           --            117
                                               -------        --          ---        -------
     Total available-for-sale securities....   $13,093        $9          $(6)       $13,096
                                               =======        ==          ===        =======

                                                SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                              -----------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
(DOLLARS IN THOUSANDS)                        ---------   ----------   ----------   ---------
At December 31, 2000:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $23,389       $11           $--       $23,400
Other securities............................        22        --           --             22
                                               -------       ---           --        -------
     Total available-for-sale securities....   $23,411       $11           $--       $23,422
                                               =======       ===           ==        =======

                                                SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                              -----------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
(DOLLARS IN THOUSANDS)                        ---------   ----------   ----------   ---------
At December 31, 1999:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $7,378         $--         $(20)      $7,358
Other securities............................       25         --            --           25
                                               ------         --          ----       ------
  Total available-for-sale securities.......   $7,403         $--         $(20)      $7,383
                                               ======         ==          ====       ======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE SECURITIES:

                                                            CONTRACTUAL MATURITIES
                                                 --------------------------------------------
                                                  U.S. TREASURY
                                                 SECURITIES AND                      TOTAL
                                                 OBLIGATIONS OF                    AVAILABLE-
                                                 U.S. GOVERNMENT      OTHER         FOR-SALE
                                                    AGENCIES        SECURITIES     SECURITIES
(DOLLARS IN THOUSANDS)                           ---------------    ----------     ----------
December 31, 2001:
  Within one year:
     Amortized cost............................      $12,976          $  --         $12,976
     Fair value................................      $12,979          $  --         $12,979
     Yield.....................................         1.75%          0.00%           1.75%
  1 to 5 years:
     Amortized cost............................      $    --          $  --         $    --
     Fair value................................      $    --          $  --         $    --
     Yield.....................................         0.00%          0.00%           0.00%
  5 to 10 years:
     Amortized cost............................      $    --          $  --         $    --
     Fair value................................      $    --          $  --         $    --
     Yield.....................................         0.00%          0.00%           0.00%
  Over 10 years:
     Amortized cost............................      $    --          $ 117         $   117
     Fair value................................      $    --          $ 117         $   117
     Yield.....................................         0.00%          5.75%           5.75%
  Total amortized cost.........................      $12,976          $ 117         $13,093
  Total fair value.............................      $12,979          $ 117         $13,096
  Total yield..................................         1.75%          5.75%           1.78%

December 31, 2000:
  Within one year:
     Amortized cost............................      $23,389          $  --         $23,389
     Fair value................................      $23,400          $  --         $23,400
     Yield.....................................         6.21%          0.00%           6.21%
  1 to 5 years:
     Amortized cost............................      $    --          $  --         $    --
     Fair value................................      $    --          $  --         $    --
     Yield.....................................         0.00%          0.00%           0.00%
  5 to 10 years:
     Amortized cost............................      $    --          $  --         $    --
     Fair value................................      $    --          $  --         $    --
     Yield.....................................         0.00%          0.00%           0.00%
  Over 10 years:
     Amortized cost............................      $    --          $  22         $    22
     Fair value................................      $    --          $  22         $    22
     Yield.....................................         0.00%          7.75%           7.75%
  Total amortized cost.........................      $23,389          $  22         $ 3,411
  Total fair value.............................      $23,400          $  22         $23,422
  Total yield..................................         6.21%          7.75%           6.22%

     At December 31, 2001, investment securities having a carrying value of $12,551,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

4.  LOANS

     The following is a detail of total loans outstanding as of December 31:

                                                                2001         2000
(DOLLARS IN THOUSANDS)                                        --------      -------
Commercial..................................................  $ 25,597      $16,301
Real estate, commercial.....................................    55,960       14,427
Real estate, mortgage.......................................    27,718        8,907
Consumer....................................................     9,390        2,784
                                                              --------      -------
  Total loans...............................................  $118,665      $42,419
                                                              ========      =======

     Centra recorded a provision for loan losses of $793,000 and $636,000 in 2001 and 2000, respectively. Centra incurred $3,000 and $0 in charge-offs during 2001 and 2000, respectively. Due to minimal charge-offs in 2001 and 2000, there were no recoveries in either year.

     Centra's lending is primarily focused in the north central and eastern panhandle areas of West Virginia market and consists principally of commercial lending, retail lending, which includes single-family residential mortgages and other consumer lending. All credits were subjected to Centra's normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

     Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Centra had no impaired loans at December 31, 2001.

     In the normal course of its business, Centra's subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31, 2001:

(DOLLARS IN THOUSANDS)
Balance, January 1, 2001....................................   $10,855
New loans...................................................    10,269
Repayments..................................................    (8,366)
                                                               -------
     Balance, December 31, 2001.............................   $12,758
                                                               =======

5.  BANK PREMISES AND EQUIPMENT

     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

                                                               2001       2000
(DOLLARS IN THOUSANDS)                                        ------     ------
Land........................................................  $  481     $  481
Building and premises.......................................     712        253
Leasehold improvements......................................     594        402
Furniture, fixtures and equipment...........................   2,545      1,317
                                                              ------     ------
                                                               4,332      2,453
Accumulated depreciation....................................    (513)      (171)
                                                              ------     ------
     Net book value.........................................  $3,819     $2,282
                                                              ======     ======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

     Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2001:

                                                               OPERATING
                                                                LEASES
(DOLLARS IN THOUSANDS)                                         ---------
Year Ending December 31:
  2002......................................................    $  398
  2003......................................................       383
  2004......................................................       379
  2005......................................................       365
  2006......................................................       363
  Thereafter................................................     3,608
                                                                ------
     Total minimum lease payments...........................    $5,496
                                                                ======

     Rent expense was $330,407 in 2001, $234,411 in 2000 and $80,908 in 1999.

     Centra leases its main banking facility from a Limited Liability Company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $223,142 in 2001 and $234,411 in 2000.

6.  DEPOSITS

     Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $13,366,000 in the first 3 months; $31,833,000 in months 4 through 12; $14,391,000 in years 2 and 3; and $1,129,000 over 3 years.

     Deposits from related parties approximated $16.2 million at December 31, 2001 and $16.5 million at December 31, 2000.

7.  SHORT-TERM BORROWINGS

     Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

                                                               2001        2000
(DOLLARS IN THOUSANDS)                                        -------     ------
Ending balance..............................................  $12,551     $3,488
Average balance.............................................    8,191      1,838
Highest month end balance...................................   12,551      3,488
Interest expense............................................      210        104
Weighted average interest rate:
  End of year...............................................     0.84%      5.46%
  During the year...........................................     2.57%      5.67%

     Centra has a borrowing capacity of $29.0 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. via an unsecured line of credit and $3 million via a reverse repurchase agreement. Centra also has $3 million available from Bankers Bank via a reverse repurchase agreement.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

8.  INCOME TAXES

     Centra did not record income tax expense (benefit) during 2001 and 2000. While Centra is generating net operating losses that will reduce future tax liabilities, a valuation allowance has been established that eliminates the tax benefit from the financial statements until it is recognized, due to the uncertainty as to the realization of net deferred tax assets.

     The effective income tax rate in the consolidated statement of operations is less than the statutory corporate tax rate due to the following:

                                                              2001     2000     1999
                                                              -----    -----    -----
Statutory corporate tax rate................................   34.0%    34.0%    34.0%
Differences in rate resulting from:
  State income taxes........................................    3.8      3.0      4.0
  Other.....................................................    1.6       --      (.5)
  Valuation allowance.......................................  (39.4)   (37.0)   (37.5)
                                                              -----    -----    -----
  Effective income tax rate.................................     --%      --%      --%
                                                              =====    =====    =====

     Centra currently has approximately $205,000, $1,034,000 and $253,000 of net operating loss carry-forwards that will expire in 2021, 2020 and 2019, respectively.

     The following is a summary of deferred tax assets (liabilities) as of December 31, 2001:

                                                               2001       2000
                                                              -------     ----
Deferred tax assets:
  Allowance for loan losses.................................  $   486     $254
  Organization costs........................................       54       90
  Net operating loss........................................      614      353
  Other.....................................................       90       --
                                                              -------     ----
  Net deferred tax asset....................................    1,244      697
Deferred tax liabilities:
  Premises and equipment....................................       98        9
  Available-for-sale securities.............................        1        4
  Other.....................................................        8       --
                                                              -------     ----
  Net deferred tax liabilities..............................      107       13
                                                              -------     ----
  Net.......................................................    1,137      684
Valuation allowance.........................................   (1,137)    (684)
                                                              -------     ----
                                                              $    --     $ --
                                                              =======     ====

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

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

  LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

     Loan commitments are made to accommodate the financial needs of Centra's customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $563,000 of standby letters of credit at December 31, 2001. Centra's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at December 31, 2001 is $27,446,000.

10.  OTHER EXPENSES

     The following items of other expense exceed one percent of total revenue for the period indicated (in thousands):

                                                              2001     2000
                                                              ----     ----
Stationery and supplies.....................................  $128     $101
Outside services............................................   118       40
Taxes not on income.........................................   122        7

11.  REGULATORY MATTERS

     The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits of that year plus the retained net profits of the preceding two years. At December 31, 2001, Centra is not permitted to pay dividends without prior regulatory approval.

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

     Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2001.

     As of December 31, 2001, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra's or its banking subsidiary's category.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

     Centra and its banking subsidiary, Centra Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                 WELL CAPITALIZED
                                                                                   UNDER PROMPT
                                                                                    CORRECTIVE
                                                             FOR CAPITAL         ACTION PROVISION
                                          ACTUAL               ADEQUACY               AMOUNT
                                     ----------------      ----------------      ----------------
                                     AMOUNT     RATIO      AMOUNT     RATIO      AMOUNT     RATIO
(DOLLARS IN THOUSANDS)               ------     -----      ------     -----      ------     -----
As of December 31, 2001:
  Total capital (1)................  15,584     12.9%      9,650        8%       12,062      10%
  Tier 1 (2).......................  14,158     11.7       4,842        4         7,236       6
  Tier 1 (3).......................  14,158      9.9       5,720        4         7,151       5

As of December 31, 2000:
  Total capital (1)................  10,656     21.9%      3,885        8%        4,856      10%
  Tier 1 (2).......................  10,049     20.7       1,942        4         2,913       6
  Tier 1 (3).......................  10,049     22.5       1,783        4         2,229       5

---------------

(1) Ratio represents total risk-based capital to net risk-weighted assets.

(2) Ratio represents Tier 1 capital to net risk-weighted assets.

(3) Ratio represents Tier 1 capital to average assets.

12.  FEDERAL RESERVE REQUIREMENTS

     The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The Reserve requirement is calculated on a percentage of total deposit liabilities and averaged $2,277,000 for the year ended December 31, 2001.

13.  EMPLOYEE BENEFIT PLANS

     The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment options selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2001. Centra's total expense associated with the Plan approximated $49,205 in 2001 and $29,265 in 2000.

     Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $101,000 and $43,000 at December 31, 2001 and 2000, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2001 and 2000, the cost of the supplemental retirement plan, net of the increase in cash surrender value on the policies of $73,000 in 2001 and $22,000 in 2000, was a $15,000 benefit and $21,000 expense.

14.  STOCK OPTIONS

     Centra's stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 480,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES option, therefore no compensation expense is recognized. All granted options vest in periods ranging from immediately to four years, and expire 10 years from the date of grant. The following summarizes Centra's stock options as of December 31, and the changes for the year then ended:

                                                         2001                   2000
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                  NUMBER     EXERCISE    NUMBER     EXERCISE
                                                 OF SHARES    PRICE     OF SHARES    PRICE
                                                 ---------   --------   ---------   --------
Outstanding at beginning of year...............   271,400     $10.00          --     $0.00
Granted........................................   201,300      12.09     271,400     10.00
Exercised......................................       500      10.00          --        --
Canceled.......................................     5,000      10.20          --        --
                                                  -------     ------     -------     -----
Outstanding at end of year.....................   467,200      10.90     271,400     10.00
                                                  =======     ======     =======     =====
Exercisable at end of year.....................   200,850      10.36     130,000     10.00
                                                  =======     ======     =======     =====
Weighted average fair value of options granted
  during the year..............................               $ 1.84                 $1.38
                                                              ======                 =====

     The following summarizes information concerning Centra's stock options outstanding at December 31, 2001:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ----------------------------------------    ----------------------
                                             WEIGHTED
                                              AVERAGE       WEIGHTED                  WEIGHTED
                              OPTION         REMAINING      AVERAGE                   AVERAGE
                              SHARES        CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE              OUTSTANDING        LIFE          PRICE      EXERCISABLE    PRICE
--------------              -----------     -----------     --------    -----------   --------
  $10.00..................    266,900        8.33 years      $10.00       169,850      $10.00
  $11.00..................     54,300        9.00 years      $11.00         3,000      $11.00
  $12.50..................    146,000        9.88 years      $12.50        28,000      $12.50

     The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with a risk-free interest rate of 5.00% and a weighted life of the options of three years. For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. Had compensation expense been determined using the fair value method, pro forma net loss for the years ended December 31, 2001 and 2000 would have been $1,014,000 and $1,697,000 or $(.69) and $(1.43) per basic and diluted share, respectively.

15.  PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                                  DECEMBER 31
                                                              -------------------
                                                               2001        2000
(DOLLARS IN THOUSANDS)                                        -------     -------
Assets:
  Investment in Second Tier Bank Holding Companies..........  $14,161     $10,060
                                                              =======     =======
     Total assets...........................................  $14,161     $10,060
                                                              =======     =======
Total stockholders' equity..................................  $14,161     $10,060
                                                              =======     =======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2001          2000
(DOLLARS IN THOUSANDS)                                        ---------     --------
Total income................................................  $     --      $    --
Total expense...............................................        --           --
                                                              --------      -------
Income before federal income taxes and equity in
  undistributed earnings of subsidiaries....................        --           --
Applicable income tax benefit...............................        --           --
Equity in undistributed (loss) of subsidiaries..............      (896)      (1,486)
                                                              --------      -------
     Net loss...............................................  $   (896)     $(1,486)
                                                              ========      =======

STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31
                                                              -----------------------
                                                                2001          2000
(DOLLARS IN THOUSANDS)                                        ---------     ---------
Net loss....................................................   $  (896)      $(1,486)
Equity in undistributed loss of subsidiaries................       896         1,486
                                                               -------       -------
     Net cash from operations...............................        --            --
Net cash used in investing activities.......................        --            --
Net cash used in financing activities:
  Collection of stock subscription receivable...............        --        (1,202)
  Proceeds of stock offering................................     5,005         1,202
  Investment in subsidiaries................................    (5,005)           --
                                                               -------       -------
     Net change in cash.....................................        --            --
Cash and cash equivalents at beginning of year..............        --            --
                                                               -------       -------
     Cash and cash equivalents at end of year...............   $    --       $    --
                                                               =======       =======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

16.  SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

     A summary of selected quarterly financial information for 2001 and 2000 follows:

                                                 FIRST         SECOND        THIRD         FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------    ----------    ----------    ----------
2001:
  Interest income..........................    $    1,421    $    1,661    $    1,950    $    2,086
  Interest expense.........................           842           904           939           977
  Net interest income......................           579           757         1,011         1,109
  Provision for loan losses................           205           259           284            45
  Other income.............................            74           169           245           265
  Other expenses...........................           875         1,031         1,101         1,305
  Income taxes.............................            --            --            --            --
  Net loss.................................          (427)         (364)         (129)           24
  Basic and diluted loss per share.........    $    (0.35)   $    (0.25)   $    (0.08)   $     0.02
  Basic weighted average shares
     outstanding...........................     1,232,293     1,459,995     1,590,954     1,600,500
  Diluted weighted average shares
     outstanding...........................     1,232,293     1,459,995     1,590,954     1,657,420

2000:
  Interest income..........................    $      247    $      638    $    1,002    $    1,309
  Interest expense.........................            73           326           577           791
  Net interest income......................           174           312           425           518
  Provision for loan losses................           115           259           162           100
  Other income.............................             3            19            33            50
  Other expenses...........................           491           593           591           709
  Income taxes.............................            --            --            --            --
  Net loss.................................          (429)         (521)         (295)         (241)
  Basic and diluted loss per share.........    $    (0.37)   $    (0.43)   $    (0.25)   $    (0.20)
  Basic and diluted weighted average shares
     outstanding...........................     1,156,700     1,200,000     1,200,000     1,200,000

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

     We have audited the accompanying consolidated balance sheets of Centra Financial Holdings Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000, and the period from inception (September 27, 1999) to December 31, 1999. These financial statements are the responsibility of Centra's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings Inc. and Subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, and the period from inception (September 27,1999) to December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Charleston, West Virginia
February 4, 2002

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of Centra included those persons identified under "Election of Directors" on pages 2 through 4 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2002, which section is expressly incorporated by reference. Other Executive Officers were Kevin D. Lemley (47), Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia ; Timothy P. Saab (45), Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; E. Richard Hilleary (54), Vice President -- Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia.

     Mr. Lemley, Mr. Saab, and Mr. Hilleary all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Compensation of Executive Officers and Directors" on pages 8 through 9 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Stockholders for 2002, which is incorporated herein by reference.

     Neither the report of the Compensation Committee of the Board of Directors on executive compensation nor the performance graph included in Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2002, shall be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Ownership of Securities by Directors and Executive Officers" on page 10 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2002, which section is expressly incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Transactions with Directors and Officers and Their Respective Associates" on page 6 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2002, which section is expressly incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS:

     The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

                                                                      PAGE
                                                                      ----
       Consolidated Statements of Condition as of December 31, 2001
         and 2000..................................................    24
       Consolidated Statements of Income for the years ended
         December 31, 2001 and 2000, and the period from inception
         (September 27, 1999) to December 31, 1999.................    25
       Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 2001 and 2000, and the period
         from inception (September 27, 1999) to December 31,
         1999......................................................    26
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2001 and 2000, and the period from inception
         (September 27, 1999) to December 31, 1999.................    27
       Notes to the Consolidated Financial Statements..............    28
       Centra Financial Holdings Inc.: (Parent Company Only
         Financial Statements are included in Note 15 of the Notes
         to the Consolidated Financial Statements).................    39
       Report of Independent Auditors (Ernst & Young LLP)..........    42

(A)(2) FINANCIAL STATEMENT SCHEDULES

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(A)(3) EXHIBITS

       Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 41. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

(B)    REPORTS ON FORM 8-K

       Centra filed a Form 8-K on January 18, 2002 announcing fourth quarter earnings.

(C)    EXHIBITS

       Exhibits filed with Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 41.

(D)    FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRA FINANCIAL HOLDINGS INC.

Date: March 18, 2002                      By: /s/ DOUGLAS J. LEECH
                                            ------------------------------------
                                              Douglas J. Leech,
                                              President and Chief Executive
                                              Officer

Date: March 18, 2002                      By: /s/ KEVIN D. LEMLEY
                                            ------------------------------------
                                              Kevin D. Lemley,
                                              SVP-CFO Principal Financial and
                                              Accounting Officer

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

                   SIGNATURES                                    TITLE                       DATE
                   ----------                                    -----                       ----

              /s/ DOUGLAS J. LEECH                President and Chief Executive         March 18, 2002
------------------------------------------------  Officer and Director
                Douglas J. Leech




               /s/ ARTHUR GABRIEL                 Director                              March 18, 2002
------------------------------------------------
                 Arthur Gabriel




             /s/ PARRY G. PETROPLUS               Director                              March 18, 2002
------------------------------------------------
               Parry G. Petroplus




                /s/ MILAN PUSKAR                  Director                              March 18, 2002
------------------------------------------------
                  Milan Puskar




            /s/ BERNARD G. WESTFALL               Director                              March 18, 2002
------------------------------------------------
              Bernard G. Westfall




            /s/ JAMES W. DAILEY, II               Director                              March 18, 2002
------------------------------------------------
              James W. Dailey, II

                                 EXHIBIT INDEX

  CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2001

EXHIBIT
NUMBER                      DESCRIPTION                                  EXHIBIT LOCATION
-------  --------------------------------------------------   ---------------------------------------
   3.1   Articles of Incorporation                            Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein.

   3.2   Bylaws                                               Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein

   4.1   Shareholder Protection Rights Agreement              Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein

  10.1   Centra Financial Holdings, Inc. 1999 Stock           Form 10-KSB for the year ended December
         Incentive Plan dated as of April 27, 2000            31, 2000

  10.2   Employment Agreement of Douglas J. Leech dated       Form 10-KSB for the year ended December
         March 16, 2000                                       31, 2000

  10.3   Lease agreement with Platinum Plaza, Inc.            Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein

  10.4   Lease agreement with Frank and Teresa Fargo for      Filed herein.
         premises occupied by the Williamsport Pike office

  10.5   Lease agreement with Columbus, LLC for premises      Filed herein.
         occupied by the 450 Foxcroft Avenue office

  10.6   Lease agreement with Van Wyk Enterprises, Inc. for   Filed herein.
         premises occupied by the 300 Foxcroft Avenue
         office

  12     Statement Re: Computation of Ratios                  Filed herewith.

  21     Subsidiaries of Registrant                           Filed herewith.

  99.1   Proxy Statement for the 2001 Annual Meeting          To Be Filed.

  99.2   Report of Ernst & Young, LLP, Independent Auditors   Found on Page 43 herein.