Form 10QSB
period 2002-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2002-05-08
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended MARCH 31, 2002

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

         As of May 7, 2002, the number of shares outstanding of the registrant's only class of common stock was 1,600,500.

Transitional Small Business format (check one):      YES [ ]    NO [ X ]

Centra Financial Holdings, Inc.

Part I.  Financial Information

Item 1.  Financial Statements

         The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.

                Consolidated Statements of Condition at March 31, 2002 and
                  December 31, 2001

                Consolidated Statements of Income for the Quarters ended
                  March 31, 2002 and March 31, 2001
                Consolidated Statement of Stockholders Equity for the Quarters
                  ended March 31, 2002 and March 31, 2001
                Consolidated Statement of Cash Flows for the Quarters ended
                  March 31, 2002 and March 31, 2001
                Notes to Consolidated Financial Statements

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the quarter ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         Management's Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-20 of this report.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

         The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands, except Per Share Data)

                                                                               MARCH 31      DECEMBER 31
                                                                                 2002           2001
                                                                              (UNAUDITED)     (NOTE B)
                                                                              -----------     --------
ASSETS
Cash and due from banks                                                        $   5,080      $   4,838
Interest-bearing deposits in other banks                                           2,282          2,272
Federal funds sold                                                                 8,828          6,757
                                                                               ---------      ---------
                                           TOTAL CASH AND CASH EQUIVALENTS        16,190         13,867

Available-for-sale securities, at fair value (amortized cost of
   $23,029 at March 31, 2002 and $13,093 at December 31, 2001                     23,010         13,096

Loans, net of unearned income                                                    129,581        118,665
Allowance for loan losses                                                         (1,561)        (1,426)
                                                                               ---------      ---------
                                                                 NET LOANS       128,020        117,239

Premises and equipment, net                                                        4,021          3,819
Loans held for sale                                                                1,860          5,342
Other assets                                                                       2,255          2,197
                                                                               ---------      ---------
                                                              TOTAL ASSETS     $ 175,356      $ 155,560
                                                                               =========      =========

LIABILITIES

Deposits
  Non-interest bearing                                                         $  19,239      $  17,591
  Interest bearing                                                               127,749        110,743
                                                                               ---------      ---------
                                                            TOTAL DEPOSITS       146,988        128,334

Short-term borrowings                                                             13,579         12,552
Other liabilities                                                                    575            513
                                                                               ---------      ---------
                                                         TOTAL LIABILITIES       161,142        141,399

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 shares authorized;
  none issued
                                                                                      --             --
Common stock, $1 par value, 50,000,000 authorized,
   1,600,500 and issued and outstanding                                            1,600          1,600
Additional paid-in capital                                                        15,405         15,405
Accumulated deficit                                                               (2,772)        (2,847)
Accumulated other comprehensive (loss) income                                        (19)             3
                                                                               ---------      ---------
                                                TOTAL STOCKHOLDERS' EQUITY        14,214         14,161
                                                                               ---------      ---------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 175,356      $ 155,560
                                                                               =========      =========

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

                                                                               QUARTER ENDED MARCH 31
                                                                             ---------------------------
                                                                                 2002           2001
                                                                                 ----           ----
INTEREST INCOME
Loans, including fees                                                        $     2,035     $     1,065
Loans held for sale                                                                   47               5
Securities available-for-sale                                                         75             273
Interest-bearing bank balances                                                         9              16
Federal funds sold                                                                    48              62
                                                                             -----------     -----------
                                                   TOTAL INTEREST INCOME           2,214           1,421

INTEREST EXPENSE
Deposits                                                                             947             790
Short-term borrowings                                                                 26              52
                                                                             -----------     -----------
                                                  TOTAL INTEREST EXPENSE             973             842
                                                                             -----------     -----------
                                                     NET INTEREST INCOME           1,241             579

Provision for loan losses                                                            135             205
                                                                             -----------     -----------
                     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           1,106             374

OTHER INCOME
Service charges on deposit accounts                                                   62              28
Other service charges and fees                                                        60              28
Secondary market income                                                              162              13
Other                                                                                 11               5
                                                                             -----------     -----------
                                                      TOTAL OTHER INCOME             295              74


OTHER EXPENSE
Salary and employee benefits                                                         598             441
Occupancy expense                                                                    140              82
Equipment expense                                                                    139              84
Advertising                                                                           54              40
Professional fees                                                                     45              13
Data processing                                                                       87              54
Other                                                                                263             161
                                                                             -----------     -----------
                                                     TOTAL OTHER EXPENSE           1,326             875
                                                                             -----------     -----------
                                   NET INCOME (LOSS) BEFORE INCOME TAXES              75            (427)

Income taxes:
   Federal                                                                            --              --
   State                                                                              --              --
                                                                             -----------     -----------
                                                      TOTAL INCOME TAXES              --              --
                                                                             -----------     -----------
                                                       NET INCOME (LOSS)     $        75     $      (427)
                                                                             ===========     ===========

Basic income (loss) per share                                                $       .05     $     (0.35)
Diluted income (loss) per share                                              $       .05     $     (0.35)
Basic weighted average shares outstanding                                      1,600,500       1,232,293
Diluted weighted average shares outstanding                                    1,657,396       1,232,293

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
For the Quarters Ended March 31, 2002 and 2001
(Unaudited) (Dollars in thousands)

                                                                           ACCUMULATED
                                                ADDITIONAL                   OTHER
                                    COMMON       PAID-IN     ACCUMULATED COMPREHENSIVE
                                    STOCK        CAPITAL      DEFICIT      GAIN (LOSS)      TOTAL
                                    -----        -------      -------      -----------      -----
Balance, January 1, 2001           $  1,200      $ 10,800     $ (1,951)     $     11      $ 10,060
Issuance of common stock                206         2,368           --            --         2,574
Comprehensive loss:
   Net loss                              --            --         (427)           --          (427)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale                --            --           --            (9)           (9)
                                                                                          --------
       securities
   Total comprehensive loss                                                                   (436)
                                   --------      --------     ---------     --------      --------
Balance, March 31, 2001            $  1,406      $ 13,168     $ (2,378)     $      2      $ 12,198
                                   ========      ========     =========     ========      ========

Balance, January 1, 2002           $  1,600      $ 15,405     $ (2,847)     $      3      $ 14,161
Comprehensive income:
   Net income                            --            --           75            --            75
   Other comprehensive income:
     Unrealized loss on
       available-for-sale                --            --           --           (22)          (22)
                                                                                          --------
       securities
   Total comprehensive income                                                                   53
                                   --------      --------     ---------     --------      --------
Balance, March 31, 2002            $  1,600      $ 15,405     $ (2,772)     $    (19)     $ 14,214
                                   ========      ========     =========     ========      ========

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)


                                                                             QUARTER ENDED MARCH 31
                                                                               2002          2001
                                                                               ----          ----
OPERATING ACTIVITIES
Net income (loss)                                                            $     75      $   (427)
Adjustments to reconcile net income (loss) to net cash used in
   (provided by) operating activities:
     Accretion of discounts on securities                                         (75)         (252)
     Provision for loan losses                                                    135           205
     Depreciation                                                                 113            62
     Increase in accrued expenses                                                  62            64
     Loans originated for sale                                                (10,214)       (2,743)
     Proceeds of loans sold                                                    13,696         1,610
     (Increase) decrease in other assets                                          (58)           29
                                                                             --------      --------
                     NET CASH USED IN (PROVIDED BY) OPERATING ACTIVITIES        3,734        (1,452)

INVESTING ACTIVITIES
Purchases of premises and equipment                                              (315)         (881)
Purchases of available-for-sale securities                                    (29,861)      (29,198)
Sales and maturities of securities                                             20,000        37,920
Net increase in loans made to customers                                       (10,916)      (15,706)
                                                                             --------      --------
                                   NET CASH USED IN INVESTING ACTIVITIES      (21,092)       (7,865)

FINANCING ACTIVITIES
Net increase in deposits                                                       18,654        12,718
Net increase in securities sold under agreement to repurchase                   1,027         1,742
Proceeds of stock offering                                                         --         2,574
                                                                             --------      --------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES       19,681        17,034
                                                                             ========      ========

                                   INCREASE IN CASH AND CASH EQUIVALENTS        2,323         7,717

Cash and cash equivalents - beginning of period                                13,867         7,641
                                                                             --------      --------
                               CASH AND CASH EQUIVALENTS - END OF PERIOD     $ 16,190      $ 15,358
                                                                             ========      ========

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. The shares of Centra Bank were exchanged for shares of Centra in the second quarter of 2000.

During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation - Morgantown, Inc. and Centra Financial Corporation - Martinsburg, Inc.) to own the respective stock sold in each market and to manage the banking operations in those markets.

In April 2001, Centra completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Centra raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. In May 2001, Centra initiated a second offering for $2,000,000 under Rule 505, and completed that offering on September 19, 2001.

NOTE B - BASIS OF PRESENTATION

The accounting and reporting policies of Centra conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant intercompany accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.

The consolidated balance sheet as of December 31, 2001 has been extracted from audited financial statements included in Centra's 2001 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Centra's December 31, 2001, Form 10-KSB filed with the Securities and Exchange Commission.

NOTE C - NET INCOME PER COMMON SHARE

Basic earnings per share is determined by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. For the quarter ended March 31, 2002, the dilutive effect of stock options was 56,896 shares. For the quarter ended March 31, 2001, there was no difference between basic and diluted earnings per share due to the net loss incurred. Because of the anti-dilutive effect, options to purchase 321,200 shares at an average price of $10.29 were not included in the computation of diluted earnings per share for the quarter ended March 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

                                                           QUARTER ENDED MARCH 31
                                                              2002        2001
                                                              ----        ----
Net income (loss) to:
   Average assets                                               .18%      (2.14)%
   Average stockholders' equity                                2.16      (16.85)
Net interest margin                                            3.21        3.14

Average stockholders' equity to average assets                 8.53       12.73
Total loans to total deposits (end of period)                 88.16       76.87
Allowance for loan losses to total loans (end of period)       1.20        1.45
Capital ratios:
   Tier 1 capital ratio                                       10.92       18.94
   Risk-based capital ratio                                   12.11       20.19
   Leverage ratio                                              8.52       15.10
Cash dividends as a percentage of net income                    N/A         N/A
Per share data:
   Book value per share                                      $ 8.88      $ 8.68
   Market value per share, end of period*                     12.50       12.50
   Basic income (loss) per share                                .05       (0.35)
   Diluted income (loss) per share                              .05       (0.35)

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

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg on December 13, 2001 and opened an off-site drive-in facility on March 18, 2002.

Centra Bank was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

You should read this discussion and analysis in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company's filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended March 31, 2002, Centra earned $75,000 compared to a loss of $427,000 in the first quarter of 2001. This represents the second consecutive quarter of profitable operations. Operations for the quarters ended March 31, 2002 and 2001 were impacted by the expansion of Centra Bank's branch network during each of the respective quarters. Specifically, during the first quarter of 2001, Centra Bank opened a second office in Morgantown, West Virginia, (the Waterfront office) and began staffing for the subsequent opening of two offices in Martinsburg, West Virginia. The Williamsport Pike office was opened in the first quarter of 2001 and the Foxcroft office was opened in December, 2001. An off-site drive-in facility was opened on Foxcroft Avenue in March, 2002.

Net interest income totaled $1,241,000 in the first quarter of 2002 compared to $579,000 in the first quarter of 2001. Loan loss provisions of $135,000 and $205,000 for the respective quarters partially offset net interest income. The provision for loan losses is based on management's formal quarterly analysis, which considers the inherent risks in the loan portfolio.

Non-interest income, exclusive of securities transactions, totaled $295,000 and $74,000 for the respective quarters. This increase is directly related to the community support of Centra Bank, as evidenced by the rapidly expanding number of new accounts opened and the broader base on which to earn fee income, and the additional offices opened during 2001.

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

Centra's interest earning assets and interest-bearing liabilities changed significantly during the first quarter of 2002 compared to 2001. Upon opening, the bank began accepting all forms of customer deposits as well as offering commercial, consumer and mortgage products. Since that time, there has been a significant change in the mix of both assets and liabilities of the bank. The most significant areas of change are loans, which increased from an average balance of $48.6 million for the quarter ended March 31, 2001 to $122.8 million for the quarter ended March 31, 2002, and deposits, which grew from an average balance of $59.0 million to $120.5 million.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended March 31, 2002 and 2001 was 3.21% and 3.14% respectively. While a modest increase, Centra's margin was favorably impacted as funds were redeployed from investments into loans as average loan balances grew to $122.8 million in the first quarter of 2002 from $48.6 million in the first quarter of 2001. The net interest margin for the quarters ended March 31, 2002 and 2001 has been unfavorably impacted by 11 rate reductions by the Federal Reserve in 2001 and the continuing shift from seed capital to interest bearing deposits and liabilities. The contribution of non-interest bearing funds on margin declined to .44% in the first quarter of 2002 from .83% in the first quarter of 2001 due to the shift in the mix of deposits from non-interest bearing demand to interest bearing deposits.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                             QUARTER ENDED MARCH 31, 2002                  QUARTER ENDED MARCH 31, 2001
                                        ----------------------------------------      ---------------------------------------
                                                        INTEREST                                      INTEREST
                                         AVERAGE        INCOME/            YIELD/      AVERAGE         INCOME/        YIELD/
                                         BALANCE        EXPENSE             COST       BALANCE         EXPENSE        COST
                                         -------        -------             ----       -------         -------        ----
ASSETS
Interest bearing deposits in banks      $   2,276      $       9            1.65%     $   1,266       $      16          5.05%
Federal funds sold                         11,527             48            1.67          4,682              62          5.35
Loans held for sale                         3,844             47            4.99            532               5          3.84
Investments:
   U.S. treasuries                             --             --              --             --              --            --
   U.S. agencies                           16,454             75            1.83         19,492             273          8.41

Loans:
   Commercial                              84,058          1,304            6.29         36,281             784          8.76
   Consumer                                 9,965            220            8.94          3,257              78          9.77
   Real estate                             30,238            511            6.76          9,840             203          8.37
   Allowance for loan losses               (1,477)            --              --           (736)             --            --
                                        ---------      ---------            ----      ---------       ---------     ---------
                          NET LOANS       122,784          2,035            6.72         48,642           1,065          8.88
                                        ---------      ---------            ----      ---------       ---------     ---------

Total earning assets                      156,885          2,214            5.72         74,614           1,421          7.72
Cash and due from banks                     3,962                                         2,441
Other assets                                6,143                                         3,690
                                        ---------                                     ---------
                       TOTAL ASSETS     $ 166,990                                     $  80,745
                                        =========                                     =========

LIABILITIES
Deposits:
   Non-interest bearing demand          $  18,656      $      --                                      $   6,880     $      --
   NOW                                      9,639             21            0.87          3,980              30          3.07%
   Money market checking                   37,253            161            1.76         30,330             364          4.87
   Savings                                  3,788             12            1.32          1,267              10          3.06
   IRAs                                     2,573             33            5.12          1,265              21          6.89
   CDs                                     67,246            720            4.34         22,197             365          6.67
Short-term borrowings                      13,055             26            0.79          4,139              52          5.10
                                        ---------      ---------            ----      ---------       ---------     ---------
 TOTAL INTEREST BEARING LIABILITIES       133,554            973            2.95         63,178             842          5.41
                                                             ---                                            ---

Other liabilities                             541                                           412
                                        ---------                                     ---------
                  TOTAL LIABILITIES       152,751                                        70,470

STOCKHOLDERS' EQUITY

Common stock                                1,600                                        1,232
Paid-in capital                            15,405                                        11,172
Accumulated deficit                        (2,761)                                       (2,132)
Unrealized gains (losses)                      (5)                                            3
                                        ---------                                     ---------
         TOTAL STOCKHOLDERS' EQUITY        14,239                                        10,275
                                        ---------                                     ---------
              TOTAL LIABILITIES AND
               STOCKHOLDERS' EQUITY     $ 166,990                                     $  80,745
                                        =========                                     =========

Net interest spread                                                         2.77                                         2.31
Impact of non-interest bearing
   funds on margin                                                           .44                                          .83
                                                                            ----                                    ---------
Net interest income-margin                             $   1,241            3.21%                     $     579          3.14%
                                                       =========            ====                      =========     =========

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended March 31, 2002, and 2001, was $135,000 and $205,000, respectively. The provision for losses for the quarter ended March 31, 2002, decreased by $70,000 from the quarter ended March 31, 2001 due to a reduced growth rate in 2002 compared to the rapid rate of loan growth during the first quarter of 2001.

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

NON-INTEREST INCOME

Fees related to deposit accounts, fees earned from the sale of mortgage loans on the secondary market, and electronic banking revenue generate the majority of the bank's non-interest income. Service charges on deposit accounts totaled $62,000 in the first quarter of 2002 compared to $28,000 in the first quarter of 2001. Currently, Centra Bank's level of non-interest income is below peer institutions due to the bank's strategic philosophy of offering free checking with minimal fees to capture market share.

The bank also originates long-term, fixed-rate residential real estate loans that are sold on the secondary market, servicing released. Income from those activities totaled $162,000 in the first quarter of 2002 compared to $13,000 in the first quarter of 2001. Centra Bank's strategy regarding secondary market activities is to make such products available as a convenience to customers to satisfy their total banking needs and recognize income primarily from origination fees and servicing release premiums. Centra Bank cross sells additional core banking products during the secondary market process thereby enhancing other fee areas of the bank. During 2001, Centra Bank incurred increased mortgage activity in response to customer demand in the declining interest rate environment and the accompanying refinance activity. Interest rates stabilized in the latter part of 2001 and further declines are not anticipated in 2002. Centra Bank believes 2002 origination volumes and fees will be less than those of 2001 and will initiate appropriate cost cutting measures, as appropriate, to assure profitability of this product offering.

NON-INTEREST EXPENSE

For the first quarter of 2002, non-interest expense totaled $1,326,000 compared to $875,000 in the first quarter of 2001. First quarter 2002 results include expenses related to four full-service banking offices compared to one office for the entire quarter of 2001. As a result, all categories of non-interest expense reflect significant increases when compared to prior year.

Salaries and benefits totaled $598,000 for the quarter ended March 31, 2002 compared to $441,000 for the quarter ended March 31, 2001. This increase is due to the additional operating offices and related staffing in the first quarter of 2002.

For the quarters ended March 31, 2002, and 2001, occupancy expense totaled $140,000 and $82,000, respectively. Included in net occupancy expense is depreciation of leasehold improvements and premises totaling $15,000 and $9,000, respectively.

Equipment expense totaled $139,000 in the first quarter of 2002 compared to $84,000 for the quarter ended March 31, 2001. Included in equipment expense is depreciation of furniture, fixtures and equipment of $97,000 for the quarter ended March 31, 2002 and $53,000 for the quarter ended March 31, 2001. This increase is consistent with the additional offices operating in the first quarter of 2002.

Professional fees totaled $45,000 in the first quarter of 2002 compared to $13,000 in the first quarter of 2001. This increase relates to Centra Bank incurring costs attributable to expanded operations in the various markets.

Advertising costs totaled $54,000 in the first quarter of 2002 compared to $40,000 in the first quarter of 2001. Centra Bank increased the advertising of its products and branding during 2002.

Data processing costs totaled $87,000 in the first quarter of 2002 compared to $54,000 in the first quarter of 2001. This increase is due to incremental costs associated with the growth in deposit, loan and other accounts of the bank from expanding operations.

Other operating expense totaled $263,000 in the first quarter of 2002 compared to $161,000 in the first quarter of 2001. This increase is due to the operation of four full service banking offices in 2002 compared with two offices in the first quarter of 2001.

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

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were .18% and 2.16% for the first quarter of 2002 compared to (2.14%) and (16.85%) in the first quarter of 2001. The negative returns in 2001 were the result of a de novo banking institution attempting to gain critical mass to support the operations and staffing costs of the bank. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank has generated net operating losses that will reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized. During the quarter ended March 31, 2002, Centra restored a portion of the valuation allowance for the tax effect of earnings in the second quarter of 2002.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $19.8 million since December 31, 2001. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and was funded by increases in basically all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $18.7 million since December 31, 2001. Short-term borrowings have increased $1.0 million since December 31, 2001.

Stockholders' equity has increased approximately $0.1 million due to Centra's first quarter income.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $16.2 million as of March 31, 2002 compared to $13.9 million as of December 31, 2001. These balances have increased due to increases in federal funds sold and interest-bearing balances in other banks as a result of strong deposit growth. Vault cash increased due to the opening of the Foxcroft drive-in facility.

Management believes the current balance of cash and cash equivalents, investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $23.0 million as of March 31, 2002. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $9.9 million from year-end and is the result of deposit growth and managing the loan to deposit ratio.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2002, the amortized cost of the bank's investment securities totaled $23.0 million, resulting in unrealized depreciation in the investment portfolio of $19,000 and a corresponding decrease in the bank's equity of $19,000.

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

The following table details total loans outstanding as of:

(Dollars in thousands)                    MARCH 31    DECEMBER 31
                                            2002         2001
                                            ----         ----
Commercial                                $ 25,741     $ 25,597
Real estate, commercial                     60,984       55,960
Real estate, mortgage                       32,278       27,718
Consumer                                    10,578        9,390
                                          --------     --------
                             TOTAL LOANS  $129,581     $118,665
                                          ========     ========

Commercial loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2002. The bank will continue to selectively lend to customers outside its primary market area. The bank's lending base will also be expanded with its presence in the Martinsburg market.

LOAN CONCENTRATION

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry, gasoline stations and convenience stores, and hotels and motels. These concentrations, while within the same industry segment, are not concentrated in one borrower, but rather over several borrowers. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

ALLOWANCE FOR LOAN LOSSES

Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management's estimate of probable losses based upon historical loss factors. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level. Due to the absence of losses to date, the bank utilizes historical loss factors for comparable peer banks operating in our lending area. Centra Bank also considers trends in losses and delinquencies, growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending area.

The results of this analysis at March 31, 2002, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

                                                            QUARTER ENDED
                                                               MARCH 31
                                                            2002      2001
                                                            ----      ----
ALLOWANCE FOR LOAN LOSSES
Balance, beginning of period                               $1,426     $636

Loan losses                                                     -        -
Loan recoveries                                                 -        -
                                                           ------     ----
                                          NET CHARGE-OFFS       -        -

Loan loss provision                                           135      205
                                                           ------     ----
                               TOTAL LOANS, END OF PERIOD  $1,561     $841
                                                           ======     ====

The bank had no nonperforming, nonaccrual, delinquent loans or other real estate owned as of March 31, 2002 and 2001.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $147 million at March 31, 2002.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowings consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At March 31, 2002, short-term borrowings totaled $13.6 million.

CAPITAL/STOCKHOLDERS' EQUITY

The bank sold 1.2 million shares of stock at $10 per share or a total of $12 million during 1999 and completed the issuance in February 2000.

In 2000, the bank was reorganized, and the bank became a one-bank holding company of Centra. In that transaction, Centra issued shares of common stock in exchange for shares of the bank's common stock. In 2001, Centra sold an additional 240,000 shares in a private offering that was completed in April 2001 and 160,000 shares in a private offering that was completed on September 19, 2001. This additional capital was needed to support projected growth in 2002 and beyond.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of March 31, 2002, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

Centra Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Centra must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Failure to meet minimum capital requirements can initiate certain mandatory, and possible discretionary, actions by regulators that, if undertaken, could have a direct material effect on Centra's financial statements.

MARKET RISK MANAGEMENT

The most significant market risk resulting from Centra Bank's normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Centra's management has charged the Asset/Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank's balance sheets related to the management of interest rate risk. The ALCO strives to keep Centra Bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2002. The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2002.

    (Dollars in Thousands)

          IMMEDIATE                   ESTIMATED INCREASE                      ESTIMATED
     INTEREST RATE CHANGE             (DECREASE) IN NET               INCREASE (DECREASE) IN
      (IN BASIS POINTS)                INTEREST INCOME               ECONOMIC VALUE OF EQUITY
      -----------------                ---------------               ------------------------
              300                     $ 348         5.0%               $(2,405)         (24.4)%
              200                       234         3.4                 (1,625)         (16.5)
              100                       120         1.7                   (816)          (8.3)
             -100                      (128)       (1.8)                   807            8.2
             -200                      (273)       (3.9)                 1,781           18.1
             -300                      (528)       (7.5)                 3,692           37.5

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

FUTURE OUTLOOK

The bank's results of operations in the first quarter of 2002 represent the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility were opened in December, 2001 and March 2002, respectively. These locations will complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

ITEM 5.  OTHER INFORMATION

On March 20, 2002, Centra filed with the U. S. Securities and Exchange Commission a registration statement on Form SB-2 in connection with a proposed offering of up to 600,000 shares of common stock totaling $9,000,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      No other exhibits are required to be filed herewith.

(b) On January 18, 2002, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a press release dated January 17, 2002 outlining fourth quarter results.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 12, 2002                CENTRA FINANCIAL HOLDINGS, INC.


                              By:     /s/ Douglas J. Leech
                                  ----------------------------------------------
                                      Douglas J. Leech
                                      President and Chief Executive Officer

                              By:     /s/ Kevin D. Lemley
                                  ----------------------------------------------
                                      Kevin D. Lemley
                                      Chief Financial Officer