Form 10QSB
period 2002-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2002-08-12
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                  For the quarterly period ended JUNE 30, 2002

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the transition period from             to             .
                                       -----------    ------------

                        Commission File number 333-93437

                         CENTRA FINANCIAL HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

          WEST VIRGINIA                                 55-0770610
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

         As of July 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,320,500.

Transitional Small Business format (check one):   YES  [ ]  NO [X]

Centra Financial Holdings, Inc.
Part I.    Financial Information
Item 1.    Financial Statements

            The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.

                Consolidated Statements of Condition at June 30, 2002 and
                  December 31, 2001
                Consolidated Statements of Income for the Six Months and Three
                  Months ended June 30, 2002 and June 30, 2001
                Consolidated Statement of Stockholders' Equity for the Six
                  Months ended June 30, 2002 and June 30, 2001
                Consolidated Statement of Cash Flows for the Six Months ended
                  June 30, 2002 and June 30, 2001
                Notes to Consolidated Financial Statements

           These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six months and three months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Part II.   Other Information
Item 5.    Other Information
Item 6.    Exhibits and Reports on Form 8-K

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands)


                                                                                   JUNE 30          DECEMBER 31
                                                                                    2002               2001
                                                                                 (UNAUDITED)         (NOTE B)
                                                                             ---------------------------------------
ASSETS
Cash and due from banks                                                             $  9,063           $  4,838
Interest-bearing deposits in other banks                                                  54              2,272
Federal funds sold                                                                    11,795              6,757
                                                                             ---------------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS            20,912             13,867

Available-for-sale securities, at fair value (amortized cost of
   $23,236 at June 30, 2002 and $ 13,093 at December 31, 2001)                        23,275             13,096

Loans, net of unearned income                                                        152,078            118,665
Allowance for loan losses                                                             (1,819)            (1,426)
                                                                             ---------------------------------------
                                                                 NET LOANS           150,259            117,239

Premises and equipment, net                                                            4,008              3,819
Loans held for sale                                                                    1,815              5,342
Other assets                                                                           3,110              2,197
                                                                             ---------------------------------------
                                                              TOTAL ASSETS          $203,379           $155,560
                                                                             =======================================

LIABILITIES
Deposits
  Non-interest bearing                                                              $ 28,338          $  17,591
  Interest-bearing                                                                   139,258            110,743
                                                                             ---------------------------------------
                                                            TOTAL DEPOSITS           167,596            128,334

Short-term borrowings                                                                 11,479             12,552
Other liabilities                                                                        716                513
                                                                             ---------------------------------------
                                                         TOTAL LIABILITIES           179,791            141,399

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 authorized;
   none issued                                                                             -                  -
Common stock, $1 par value, 50,000,000 authorized;
   2,209,552 and 1,600,500 issued and outstanding at June 30, 2002 and
   December 31, 2001                                                                   2,210              1,600
Additional paid-in capital                                                            23,931             15,405
Accumulated deficit                                                                   (2,592)            (2,847)
Accumulated other comprehensive income                                                    39                  3
                                                                             ---------------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY            23,588             14,161
                                                                             ---------------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $203,379           $155,560
                                                                             =======================================

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)


                                                            SIX MONTHS ENDED                THREE MONTHS ENDED
                                                                 JUNE 30                          JUNE 30
                                                            2002            2001             2002            2001
                                                       ----------------------------     ----------------------------
INTEREST INCOME
Loans, including fees                                  $     4,327     $     2,471      $     2,292     $     1,406
Loans held for sale                                             77              35               30              30
Securities available-for-sale                                  196             411              121             138
Interest-bearing bank balances                                  12              37                3              21
Federal funds sold                                              99             128               51              66
                                                       ----------------------------     ----------------------------
                             TOTAL INTEREST INCOME           4,711           3,082            2,497           1,661

INTEREST EXPENSE
Deposits                                                     1,936           1,622              989             832
Short-term borrowings                                           56             124               30              72
                                                       ----------------------------     ----------------------------
                            TOTAL INTEREST EXPENSE           1,992           1,746            1,019             904
                                                       ----------------------------     ----------------------------
                               NET INTEREST INCOME           2,719           1,336            1,478             757

Provision for loan losses                                      393             464              258             259
                                                       ----------------------------     ----------------------------
                         NET INTEREST INCOME AFTER
                         PROVISION FOR LOAN LOSSES           2,326             872            1,220             498
OTHER INCOME
Service charges on deposit accounts                            155              65               93              37
Other service charges and fees                                 135              66               75              38
Secondary market income                                        305             101              143              88
Other                                                           23              11               12               6
                                                       ----------------------------     ----------------------------
                                TOTAL OTHER INCOME             618             243              323             169

OTHER EXPENSE
Salary and employee benefits                                 1,200             951              602             510
Occupancy expense                                              292             205              152             123
Equipment expense                                              287             189              148             105
Advertising                                                    104              65               50              25
Professional fees                                               73              27               28              14
Data processing                                                192             123              105              69
Other                                                          541             346              278             185
                                                       ----------------------------     ----------------------------
                               TOTAL OTHER EXPENSE           2,689           1,906            1,363           1,031
                                                       ----------------------------     ----------------------------
Income (loss) before income taxes                              255            (791)             180            (364)

Income taxes:
   Federal                                                       -               -                -               -
   State                                                         -               -                -               -
                                                       ----------------------------     ----------------------------
                                TOTAL INCOME TAXES               -               -                -               -
                                                       ----------------------------     ----------------------------
                                 NET INCOME (LOSS)     $       255     $      (791)     $       180     $      (364)
                                                       ============================     ============================

Basic net income (loss) per share                      $       .15     $     (0.59)     $       .10     $     (0.25)
Diluted net income (loss) per share                    $       .14     $     (0.59)     $       .10     $     (0.25)
Basic weighted average shares outstanding                1,678,831       1,346,773        1,756,302       1,459,995
Diluted weighted average shares outstanding              1,804,111       1,346,773        1,881,582       1,459,995


 See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Six Months Ended June 30, 2002 and 2001
(Dollars in thousands)


                                                                          ACCUMULATED
                                            ADDITIONAL                       OTHER
                                  COMMON     PAID-IN     ACCUMULATED     COMPREHENSIVE
                                   STOCK     CAPITAL       DEFICIT        GAIN (LOSS)      TOTAL
                                --------------------------------------------------------------------

Balance, January 1, 2001           $1,200     $10,800    $  (1,951)        $   11         $10,060
Issuance of common stock              368       4,232            -              -           4,600
Comprehensive loss:
   Net loss                             -           -         (791)             -            (791)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                -            (10)            (10)
   Total comprehensive loss             -           -            -              -            (801)
                                --------------------------------------------------------------------
Balance, June 30, 2001             $1,568     $15,032      $(2,742)       $     1         $13,859
                                ====================================================================

Balance, January 1, 2002           $1,600     $15,405      $(2,847)       $     3         $14,161
Issuance of common stock              610       8,526            -              -           9,136
Comprehensive income:
   Net income                           -           -          255              -             255
   Other comprehensive income:
     Unrealized gain on
       available-for-sale
       securities                                                              36              36
   Total comprehensive income           -           -            -              -             291
                                --------------------------------------------------------------------
Balance, June 30, 2002             $2,210     $23,931      $(2,592)        $   39         $23,588
                                ====================================================================

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                                                   SIX MONTHS ENDED JUNE 30
                                                                                   2002                2001
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                $     255           $    (791)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Accretion of discounts on securities                                             (143)               (388)
     Amortization of premiums on securities                                              2                   -
     Provision for loan losses                                                         393                 464
     Depreciation                                                                      232                 143
     Increase in accrued expenses                                                      203                 150
     Loans originated for sale                                                     (18,790)            (12,105)
     Proceeds from loans sold                                                       22,316              10,507
     Increase in other assets                                                         (141)                (82)
                                                                           -----------------------------------------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             4,327              (2,102)

INVESTING ACTIVITIES
Purchases of life insurance                                                           (771)             (1,000)
Purchases of premises and equipment                                                   (421)             (1,228)
Purchases of available-for-sale securities                                         (43,499)            (58,174)
Sales and maturities of available-for-sale securities                               33,497              69,882
Net increase in loans made to customers                                            (33,413)            (35,738)
                                                                           -----------------------------------------
                                   NET CASH USED IN INVESTING ACTIVITIES           (44,607)            (26,258)

FINANCING ACTIVITIES
Net increase in deposits                                                            39,262              21,178
 Net (decrease) increase in securities sold under agreement to
   repurchase                                                                       (1,073)              4,136
Proceeds of stock offering                                                           9,136               4,600
                                                                           -----------------------------------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES            47,325              29,914
                                                                           -----------------------------------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS             7,045               1,554

Cash and cash equivalents - beginning of period                                     13,867               7,641
                                                                           -----------------------------------------

                               CASH AND CASH EQUIVALENTS - END OF PERIOD           $20,912            $  9,195
                                                                           =========================================

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

NOTE A - ORGANIZATION

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000. The shares of Centra Bank were exchanged for shares of Centra Financial in the second quarter of 2000.

During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation - Morgantown, Inc. and Centra Financial Corporation - Martinsburg, Inc.) to own the respective stock sold in each market and to manage the banking operations in those markets.

In April 2001, Centra completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. In May 2001, Centra initiated a second offering for $2,000,000, or 160,000shares, under Rule 505 and completed that offering on September 19, 2001.

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On June 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the second quarter and expects to sell the additional shares in the third quarter of 2002.

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

NOTE C - NET INCOME PER COMMON SHARE

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2002 and 2001, stock options to purchase 467,200 and 353,200 shares at an average price of $10.90 and $10.48, respectively, were outstanding. For the three and six months ended June 30, 2002, the dilutive effect of stock options was 125,279 and 125,280 shares. For the three and six months ended June 30, 2001, there was no difference between basic and diluted earnings per share due to the net loss incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

At June 30, 2002 and for the Six and Three Months Ended June 30, 2002:

                                                                            SIX MONTHS        THREE MONTHS
                                                                               ENDED             ENDED
                                                                         --------------------------------------
     Net income to:
        Average assets                                                           .29%              .39%
        Average stockholders' equity                                            3.33              4.31
     Net interest margin                                                        3.30              3.40

     Average stockholders' equity to average assets                             8.75              8.95
     Total loans to total deposits (end of period)                             90.74             90.74
     Allowance for loan losses to total loans (end of period)                   1.20              1.20
     Capital ratios:
        Tier 1 capital ratio                                                   15.86             15.86
        Risk-based capital ratio                                               17.09             17.09
        Leverage ratio                                                         12.64             12.64
     Cash dividends as a percentage of net income                               N/A               N/A
     Per share data:
        Book value per share (end of period)                                $  10.68          $  10.68
        Market value per share  (end of period)*                               15.00             15.00
        Basic net income per share                                               .15               .10
        Diluted net income per share                                             .14               .10

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

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On June 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the second quarter and expects to sell the additional shares in the third quarter of 2002.

You should read this discussion and analysis in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company's filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended June 30, 2002, Centra earned $180,000 compared to a net loss of $364,000 in the second quarter of 2001. Second quarter profitability dramatically improved due to the growth of interest earning assets resulting in net interest income increasing to $1.5 million in the second quarter of 2002 compared to $0.8 million in the second quarter of 2001. In addition, Centra opened the Foxcroft office in Martinsburg and an off-site drive in facility during the first quarter of 2002.

 For the six months ended June 30, 2002, Centra earned $255,000 compared to a loss of $791,000 for the first six months of 2001. Net interest income increased significantly to $2.7 million in 2002 from $1.3 million in 2001 due to the overall growth of the bank.

Net interest income totaled $1,478,000 for the quarter ended June 30, 2002 compared to $757,000 in 2001. The loan loss provision of $258,000 for the quarter ended June 30, 2002 was comparable to the $259,000 provision incurred in the second quarter of 2001. The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended June 30, 2002 and 2001, exclusive of securities transactions, totaled $323,000 and $169,000 respectively. Non-interest income, exclusive of securities transactions, for the first six months of 2002 totaled $618,000 compared to $243,000 in 2001. The increase in the three and six month periods ended June 30, 2002 is directly related to the growth in volume of accounts and services offered and the income generated from mortgage loans sold on the secondary market.

Non-interest expense for the quarters ended June 30, 2002 and 2001 totaled $1,363,000 and $1,031,000 respectively. Non-interest expense for the six months ended June 30, 2002 and 2001 totaled $2,689,000 and $1,906,000 respectively. These increases are consistent with Centra expanding its banking operations in the Waterfront and Martinsburg regions. Associated with the expansions are increases in all line items related to staffing, occupancy and equipment costs, as well as costs associated with Centra experiencing growth in both deposits and loans.

INTEREST INCOME AND EXPENSE

Net interest income is the amount by which interest income on earning assets exceeds interest paid on interest-bearing liabilities. Interest earning assets include loans, investment securities, loans held for sale and federal funds sold. Interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

Centra's interest earning assets and interest-bearing liabilities changed significantly during the second quarter of 2002 when compared to the second quarter of 2001. The most significant areas of change are net loans, which increased from an average balance of $67,902,000 for the quarter ended June 30, 2001 to $138,204,000 for the quarter ended June 30, 2002, and deposits, which grew from an average balance of $66,905,000 to $133,325,000 for the respective periods.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended June 30, 2002 and 2001 was 3.40% and 3.29% respectively. Centra expected this increase in net interest margin as the bank's earning asset mix shifted to higher yielding loans and Centra issued additional capital. Average loan balances have grown from $67,902,000 in the second quarter of 2001 to $138,204,000 in the second quarter of 2002. This loan growth contributed to Centra's net interest margin increasing from 3.29% in the second quarter of 2001 to 3.40% in the second quarter of 2002. This improvement in net interest margin was also aided by a reduction in Centra's cost of funds in a declining rate environment.

Centra's net interest margin for the six months ended June 30, 2002 was 3.30% compared to 3.22% in 2001. Average net loans balances have grown from $58,325,000 for the first six months of 2001 to $130,536,000 for the first six months of 2002.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                          QUARTER ENDED JUNE 30, 2002             QUARTER ENDED JUNE 30, 2001
                                     --------------------------------------  ---------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     --------------------------------------  ---------------------------------------
ASSETS
Interest bearing deposits in banks      $    708     $      3       1.54%   $     2,220      $   21         3.86%
Federal funds sold                        12,072           51       1.71          5,778          66         4.59
Loans held for sale                        1,296           30       9.21          3,715          29         3.18
Investments:
   U.S. agencies                          22,783          121       2.11         12,685         138         4.35

Loans:
   Commercial                             93,673        1,451       6.22         50,951       1,015         7.99
   Tax exempt                                223            4       7.32              -           -            -
   Consumer                               11,468          251       8.79          5,026         123         9.79
   Real estate                            34,514          586       6.80         12,887         268         8.35
   Allowance for loan losses              (1,674)           -       -              (962)          -            -
                                     --------------------------------------  ---------------------------------------
                          NET LOANS      138,204        2,292       6.66         67,902       1,406         8.30
                                     --------------------------------------  ---------------------------------------

Total earning assets                     175,063        2,497       5.72         92,300       1,660         7.22
Cash and due from banks                    4,641                                  2,627
Other assets                               6,665                                  5,209
                                     ---------------                         --------------
                       TOTAL ASSETS     $186,369                               $100,136
                                     ===============                         ==============

LIABILITIES
Deposits:
   Non-interest bearing demand          $ 21,927     $      -               $    11,527      $   -
   NOW                                    12,606           28        .89          6,498          28         1.75
   Money market checking                  38,616          168       1.74         29,187         335         4.61
   Savings                                 4,630           15       1.33          1,848          11         2.29
   IRAs                                    3,129           37       4.77          1,414          24         6.67
   CDs                                    74,344          741       4.00         27,958         434         6.23
Short-term borrowings                     13,771           30        .87          8,526          72         3.40
                                     --------------------------------------  ---------------------------------------
 TOTAL INTEREST BEARING LIABILITIES      147,096        1,019       2.78         75,431         904         4.81
                                                   --------------                         ---------------

Other liabilities                            668                                    498
                                     ---------------                         --------------
                  TOTAL LIABILITIES      169,691                                 87,456

EQUITY
Common stock                               1,756                                  1,463
Paid-in capital                           17,575                                 13,778
Accumulated deficit                       (2,647)                                (2,564)
Unrealized (losses) gains                     (6)                                     3
                                     ---------------                         --------------
                       TOTAL EQUITY       16,678                                 12,680
                                     ---------------                         --------------
       TOTAL LIABILITIES AND EQUITY     $186,369                               $100,136
                                     ===============                         ==============

Net interest spread                                                 2.95                                    2.41
Impact of non-interest bearing
   funds on margin                                                   .44                                     .88
                                                                ------------                            ------------
Net interest income-margin                           $  1,478       3.39%                    $  756         3.29%
                                                   =========================              ==========================

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                         SIX MONTHS ENDED JUNE 30, 2002         SIX MONTHS ENDED JUNE 30, 2001
                                     -------------------------------------  ----------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     -------------------------------------  ----------------------------------------
ASSETS
Interest bearing deposits in banks      $  1,488    $      12       1.62%   $     1,745     $    37         4.29%
Federal funds sold                        11,801           99       1.69          5,234         128         4.93
Loans held for sale                        2,563           77       6.06          2,124          35         3.28
Investments:
   U.S. agencies                          19,636          196       1.99         16,070         411         5.12

Loans:
   Commercial                             88,892        2,757       6.26         43,657       1,798         8.31
   Tax exempt                                112            3       4.76
   Consumer                               10,721          471       8.86          4,146         201         9.78
   Real estate                            32,387        1,096       6.77         11,372         472         8.30
   Allowance for loan losses              (1,576)           -       -              (850)          -         -
                                     -------------------------------------  ----------------------------------------
                          NET LOANS      130,536        4,327       6.68         58,325       2,471         8.54
                                     -------------------------------------  ----------------------------------------

Total earning assets                     166,024        4,711       5.72         83,498       3,082         7.44
Cash and due from banks                    4,303                                  2,535
Other assets                               6,406                                  4,461
                                     ---------------                        ---------------
                       TOTAL ASSETS     $176,733                                $90,494
                                     ===============                        ===============

LIABILITIES
Deposits:
   Non-interest bearing demand          $ 20,300    $       -               $     9,417     $     -
   NOW                                    11,130           49        .88          5,246          58         2.25
   Money market checking                  37,939          329       1.75         29,555         700         4.77
   Savings                                 4,212           27       1.32          1,559          20         2.60
   IRAs                                    2,853           70       4.93          1,340          45         6.77
   CDs                                    70,814        1,462       4.16         25,093         799         6.42
Short-term borrowings                     13,415           55        .83          6,345         124         3.95
                                     -------------------------------------  ----------------------------------------
 TOTAL INTEREST BEARING LIABILITIES      140,363        1,992       2.86         69,138       1,746         5.09
                                                   --------------                         ---------------

Other liabilities                            605                                    455
                                     ---------------                        ---------------
                  TOTAL LIABILITIES      161,268                                 79,010

EQUITY
Common stock                               1,678                                  1,348
Paid-in capital                           16,496                                 12,482
Accumulated deficit                       (2,703)                                (2,349)
Unrealized gains (losses)                     (6)                                     3
                                     ---------------                        ---------------
                       TOTAL EQUITY       15,465                                 11,484
                                     ---------------                        ---------------
       TOTAL LIABILITIES AND EQUITY     $176,733                                $90,494
                                     ===============                        ===============

Net interest spread                                                 2.86                                    2.35
Impact of non-interest bearing
   funds on margin                                                   .44                                     .88
                                                                ------------
                                                                                                        ------------
Net interest income-margin                          $   2,719       3.30%                   $ 1,336         3.22%
                                                   =========================              ==========================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended June 30, 2002 and 2001 was $258,000 and $259,000, respectively, while the provision for loan losses for the six months ended June 30, 2002 and 2001 was $393,000 and $464,000, respectively.

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

NON-INTEREST INCOME

Fees related to deposit accounts, fees earned from the sale of mortgage loans in the secondary market, and electronic banking revenue generate the majority of the bank's non-interest income. Service charges on deposit accounts totaled $93,000 in the second quarter of 2002 compared to $37,000 in the second quarter of 2001. Service charges on deposits accounts totaled $155,000 for the first six months of 2002 compared to $65,000 in 2001. Currently, Centra Bank's level of non-interest income is below peer institutions due to the bank's strategic philosophy of offering free checking with minimal fees to capture market share.

Other service charges and fees totaled $75,000 in the second quarter of 2002 compared to $38,000 in the second quarter of 2001. Other service charges and fees totaled $135,000 for the first six months of 2002 compared to $66,000 for the comparable period in 2001. These fees have increased as Centra has expanded its product offering and services to the customer and as the bank has grown during the past year.

The bank also originates long-term, fixed-rate residential real estate loans that are sold in the secondary market, servicing released. Income from those activities totaled $143,000 in the second quarter of 2002 compared to $88,000 in the second quarter of 2001. Secondary market income totaled $305,000 in the first six months of 2002 compared to $101,000 in 2001. Centra Bank's strategy regarding secondary market activities is to make such products available as a convenience to customers to satisfy their total banking needs and recognize income primarily from origination fees and servicing release premiums. Centra Bank cross sells additional core banking products during the secondary market process thereby enhancing other fee areas of the bank. During 2001, Centra Bank experienced increased mortgage activity in response to customer demand in the declining interest rate environment and the accompanying refinance activity. Due to lower mortgage interest rates in the first half of 2002, Centra's origination volume increased from the first half of 2001. If origination volume and fees decline in the future, Centra may initiate appropriate cost cutting measures, as appropriate, to assure profitability of this product offering.

NON-INTEREST EXPENSE

For the second quarter of 2002, non-interest expense totaled $1,363,000 compared to $1,031,000 in the second quarter of 2001. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses. In addition, 2002 results include the operations of the Foxcroft Office and the off-site drive in facility in Martinsburg.

Salaries and benefits increased from $510,000 for the quarter ended June 30, 2001 to $602,000 for the quarter ended June 30, 2002. This increase is due to the opening of the Foxcroft office and the off-site drive thru facility in Martinsburg, in addition to normal salary increases. Salaries and benefits for the first six months of 2002 were $1,200,000 compared to $951,000 in 2001. The increase is comprised primarily of staffing the new banking offices with customer contact employees.

For the quarters ended June 30, 2002, and 2001, occupancy expense totaled $152,000 and $123,000, respectively. Included in net occupancy expense for each quarter is depreciation of leasehold improvements and bank premises totaling $17,000 and $16,000, respectively. Occupancy expense totaled $292,000 in the first six months of 2002 compared to $205,000 in 2001. Depreciation of leasehold improvements and bank premises totaled $32,000 for the respective six-month periods in 2002 and $25,000 in 2001.

Equipment expense increased from $105,000 for the quarter ended June 30, 2001 to $148,000 for the quarter ended June 30, 2002. Equipment expense for the six months ended June 30, 2002 totaled $287,000 compared to $189,000 in 2001. These increases are consistent with the expansion of operations and growth of the bank in conjunction with the opening of the Foxcroft office and the off-site drive in facility. Depreciation expense on equipment totaled $102,000 in the second quarter of 2002 compared to $97,000 in 2001.

Advertising costs increased $25,000 when comparing the second quarters of 2001 and 2002. In addition, advertising costs increased $39,000 from $65,000 in the first six months of 2001 to $104,000 in the first six months of 2002. Expenses incurred in 2002 include the bank advertising the opening of the Foxcroft office and an increase in product advertising.

Data processing costs increased from $69,000 for the quarter ended June 30, 2001 to $105,000 for the quarter ended June 30, 2002. In addition, year-to-date data processing costs as of June 30, 2002 were $192,000 compared to $123,000 in 2001 and reflect costs associated with a rapidly growing financial entity.

Other operating expense increased $93,000 when comparing the second quarters of 2002 and 2001. This increase is primarily due to costs associated with the continuing operation of the Waterfront and Williamsport Pike offices opened in 2001 and the opening of the Foxcroft office in 2002 along with the normal costs associated with a rapidly growing financial institution.

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

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were .39% and 4.31% for the second quarter of 2002, which is a significant improvement over the (1.46%) and (11.56%) for the second quarter of 2001. Year to date returns on assets (ROA) and equity (ROE) were .29% and 3.33% in 2002 compared to (1.76%) and (13.90%) for 2001. The prior year negative returns are the result of start up costs for the various offices and losses incurred as the bank achieves critical mass to become profitable. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers now that the bank has become profitable.

As of June 30, 2002, the bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank generated net operating losses during 2001 that would reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized. During the three and six months ended June 30, 2002, Centra restored $30,000 and $ 102,000 of the valuation allowance for the tax effect of earnings.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $47.8 million since December 31, 2001. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and investment securities supported by increases in deposits and the capital issuance. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $39.3 million since December 31, 2001. Short-term borrowings have decreased $1.1 million since December 31, 2001.

Stockholders' equity has increased approximately $9.4 million due to a combination of a $9.1 million stock issuance and by the income earned in the first six months of 2002. See Item 5 for a discussion of the stock offerings during the first quarter of 2001 and the second quarter of 2002.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $20.9 million as of June 30, 2002 compared to $9.2 million as of June 30, 2001. These balances have increased due to increases in federal funds sold in anticipation of loan demand. Cash and due from banks increased due to the opening of the Foxcroft office and the increasing volume of outgoing cash letters.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs.

Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $23.3 million as of June 30, 2002. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $10.2 million from year-end and is the result of funds being temporarily invested in anticipation of loan demand.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2002, the amortized cost of the bank's investment securities totaled $23.2 million, resulting in unrealized appreciation in the investment portfolio of $39,000 and a corresponding increase in the bank's equity of $39,000.

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

The following table details total loans outstanding as of:

                                                                            JUNE 30        DECEMBER 31
         (Dollars in Thousands)                                               2002            2001
                                                                       ----------------------------------

         Commercial                                                         $ 29,663       $ 25,597
         Real estate, commercial                                              73,352         55,960
         Real estate, mortgage                                                37,143         27,718
         Consumer                                                             11,920          9,390
                                                                       ----------------------------------
                                                         TOTAL LOANS        $152,078       $118,665
                                                                       ==================================

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

The results of this analysis at June 30, 2002, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.


                                                                                       SIX MONTHS ENDED
     (DOLLARS IN THOUSANDS)                                                                JUNE 30
                                                                                     2002           2001
                                                                                -------------------------------
     ALLOWANCE FOR LOAN LOSSES
     Balance, January 1                                                               $1,426        $  636

     Loan losses                                                                           -             -
     Loan recoveries                                                                       -             -
                                                                                -------------------------------
                                                           NET CHARGE-OFFS                 -             -

     Loan loss provision                                                                 393           464
                                                                                -------------------------------
                                                TOTAL LOANS, END OF PERIOD            $1,819        $1,100
                                                                                ===============================


The bank had no nonperforming, nonaccrual, or other real estate owned as of June 30, 2002 and 2001.

Total loan delinquencies, which were thirty days delinquent, totaled approximately $4,000 at June 30, 2002.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $167.6 million at June 30, 2002.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowing instruments consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At June 30, 2002, short-term borrowings totaled $11.5 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000.

In 2000, the bank formed a one-bank holding company. In that transaction, Centra issued shares of common stock in exchange for shares of the bank's common stock. In 2001, Centra sold an additional 240,000 shares in a private offering that was completed in April 2001 and 160,000 shares in a private offering that was completed on September 19, 2001. This additional capital was needed to support growth achieved during the first six months of 2002 and the projected growth in the future.

In May, 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange commission and sold these shares to the public. In June 2002, Centra registered an additional 120,000 shares as part of the offering The offering should be completed in the third quarter of 2002. This additional capital was needed to support projected growth in 2002 and beyond.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of June 30, 2002, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

MARKET RISK MANAGEMENT

The most significant market risk resulting from Centra Bank's normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Centra's management has charged the Asset/Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank's balance sheets related to the management of interest rate risk. The ALCO strives to keep Centra Bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing their goal and, if not, suggest alternative strategies that could. The policy calls for periodic review by the ALCO of assumptions used in the modeling.

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2002 exclusive of the 300 basis point declining rate scenario. In this scenario, several projected deposit rates reach the floor of zero percent while asset yields continue to decline the full 3%. The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2002.

        (Dollars in Thousands)

          IMMEDIATE                  ESTIMATED INCREASE                      ESTIMATED
    INTEREST RATE CHANGE              (DECREASE) IN NET               INCREASE (DECREASE) IN
      (IN BASIS POINTS)                INTEREST INCOME               ECONOMIC VALUE OF EQUITY
------------------------------   ----------------------------   ------------------------------------

              300                     $ 556         7.2%               $(2,216)         (10.9)%
              200                       367         4.8                 (1,495)          (7.3)
              100                       186         2.4                   (748)          (3.7)
             -100                      (193)       (2.5)                   719            3.5
             -200                      (395)       (5.1)                 1,665            8.2
             -300                      (777)      (10.1)                 3,348           16.4

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

FUTURE OUTLOOK

The bank's results of operations in the first six months of 2002 represent the expansion stage of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the bank opened a full service office in the Foxcroft area of Martinsburg during 2002 and an off-site drive in facility. These new locations complement our delivery systems and enable the bank to service a broader customer base.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Part II. Other Information

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 18, 2002, Centra Financial Holdings, Inc. held its annual meeting in the Foxcroft Office, Martinsburg, West Virginia. Over 77% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Two directors of Centra Financial were re-elected to serve terms expiring in 2005 as follows: Arthur Gabriel and Milan Puskar. Directors of Centra Financial who continue to serve after the 2001 annual meeting include Douglas J. Leech, James W. Dailey II, Bernard G. Westfall, and Parry G. Petroplus.

Shareholder voting results:


                                                                                                   BROKER
     NOMINEE                               FOR           WITHHELD       AGAINST      ABSTAIN      NON-VOTES
     ----------------------------------------------------------------------------------------------------------

     Arthur Gabriel                        1,245,070     2,000                0          0            N/A
     Milan Puskar                          1,246,070     1,000                0          0            N/A


Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2002.

                                                                                                   BROKER
                                           FOR           WITHHELD       AGAINST      ABSTAIN      NON-VOTES
     ----------------------------------------------------------------------------------------------------------

     Ernst & Young, LLP                    1,247,070         0                0          0            N/A


The 1999 Stock Option Plan was amended to increase the number of shares allocated to stock options from 480,000 to 800,000.

                                                                                                   BROKER
                                           FOR           WITHHELD       AGAINST      ABSTAIN      NON-VOTES
     ----------------------------------------------------------------------------------------------------------
     Amend 1999 Stock
          Option Plan                      1,224,370       22,700             0          0            N/A


ITEM 5.  OTHER INFORMATION

THE OFFERING
------------

         On March 20, 2002, Centra filed with the U. S. Securities and Exchange Commission a registration statement on Form SB-2 in connection with a proposed offering of up to 600,000 shares of common stock totaling $9,000,000. On June 27, 2002, Centra filed a registration statement on Form SB-2 increasing the offering by an additional 120,000 shares of common stock totaling $1,800,000. This offering will be completed during the third quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith.

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas
                                    J. Leech, Chief Executive Officer

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer



(b) The corporation was not required to file a Form 8-K during the second quarter of 2002.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 12, 2002              CENTRA FINANCIAL HOLDINGS, INC.


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