Form 10QSB
period 2002-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2002-11-12
CIK 1099932

                                  United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended SEPTEMBER 30, 2002

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the transition period from ______ to ______.

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

         As of October 31, 2001, the number of shares outstanding of the registrant's only class of common stock was 2,320,550.

Transitional Small Business format (check one):       YES  [   ]     NO  [ X ]

Centra Financial Holdings, Inc.
Part I.    Financial Information
Item 1.    Financial Statements

            The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 3-8 of this report.

                Consolidated Statements of Condition at September 30, 2002 and
                  December 31, 2001
                Consolidated Statements of Income for the Nine Months and Three
                  Months ended September 30, 2002 and September 30, 2001
                Consolidated Statement of Stockholders' Equity for the Nine
                  Months ended September 30, 2002 and September 30, 2001
                Consolidated Statement of Cash Flows for the Nine Months ended
                  September 30, 2002 and September 30, 2001
                Notes to Consolidated Financial Statements

           These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine months and three months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

           Management's Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-21 of this report.

Item 3.     Quantitative and Qualitative Disclosure of Market Risk

            The information called for by this item is provided under the caption "Market Risk Management" under Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.     Controls and Procedures

Part II.    Other Information

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K
            Signatures
            Certifications

Part I. Financial Information
ITEM 1. FINANCIAL STATEMENTS

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands)

                                                                                SEPTEMBER 30        DECEMBER 31
                                                                                    2002               2001
                                                                                 (UNAUDITED)         (NOTE B)
                                                                             ---------------------------------------
ASSETS
Cash and due from banks                                                           $    7,567         $    4,838
Interest-bearing deposits in other banks                                                 655              2,272
Federal funds sold                                                                    16,470              6,757
                                                                             ---------------------------------------
                                           TOTAL CASH AND CASH EQUIVALENTS            24,692             13,867

Available-for-sale securities, at fair value (amortized cost of $26,839 at
   September 30, 2002 and $ 13,093 at December 31, 2001)
                                                                                      26,887             13,096

Loans, net of unearned income                                                        167,575            118,665
Allowance for loan losses                                                             (2,039)            (1,426)
                                                                             ---------------------------------------
                                                                 NET LOANS           165,536            117,239

Premises and equipment, net                                                            3,925              3,819
Loans held for sale                                                                    3,574              5,342
Other assets                                                                           3,184              2,197
                                                                             ---------------------------------------
                                                              TOTAL ASSETS          $227,798           $155,560
                                                                             =======================================

LIABILITIES
Deposits:
   Non-interest bearing                                                            $  24,138          $  17,591
   Interest-bearing                                                                  160,988            110,743
                                                                             ---------------------------------------
                                                            TOTAL DEPOSITS           185,126            128,334

Short-term borrowings                                                                 16,525             12,552
Other liabilities                                                                        748                513
                                                                             ---------------------------------------
                                                         TOTAL LIABILITIES           202,399            141,399

STOCKHOLDERS' EQUITY
Preferred stock, $1 par value, 1,000,000 authorized;
   none issued                                                                             -                  -
Common stock, $1 par value, 50,000,000 authorized;
   2,311,679 and 1,600,500 issued and outstanding at September 30, 2002
   and December 31, 2001                                                               2,312              1,600
Additional paid-in capital                                                            25,314             15,405
Accumulated deficit                                                                   (2,275)            (2,847)
Accumulated other comprehensive income                                                    48                  3
                                                                             ---------------------------------------
                                                TOTAL STOCKHOLDERS' EQUITY            25,399             14,161
                                                                             ---------------------------------------
                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $227,798           $155,560
                                                                             =======================================

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
(Dollars in Thousands Except Per Share Data)

                                                            NINE MONTHS ENDED               THREE MONTHS ENDED
                                                              SEPTEMBER 30                     SEPTEMBER 30
                                                           2002           2001             2002            2001
                                                     -------------------------------- --------------------------------
INTEREST INCOME
Loans, including fees                                         $6,877          $4,205           $2,550         $1,734
Loans held for sale                                              112              80               35             45
Securities available-for-sale                                    336             525              140            114
Interest-bearing bank balances                                    26              39               14              2
Federal funds sold                                               178             183               79             55
                                                     -------------------------------- --------------------------------
                             TOTAL INTEREST INCOME             7,529           5,032            2,818          1,950

INTEREST EXPENSE
Deposits                                                       3,017           2,507            1,081            885
Short-term borrowings                                             86             178               30             54
                                                     -------------------------------- --------------------------------
                            TOTAL INTEREST EXPENSE             3,103           2,685            1,111            939
                                                     -------------------------------- --------------------------------
                               NET INTEREST INCOME             4,426           2,347            1,707          1,011

Provision for loan losses                                        613             748              220            284
                                                     -------------------------------- --------------------------------
                         NET INTEREST INCOME AFTER
                           PROVISION FOR LOAN LOSSES           3,813           1,599            1,487            727

OTHER INCOME
Service charges on deposit accounts                              271             120              116             55
Other service charges and fees                                   226             116               91             50
Secondary market income                                          468             235              163            135
Other                                                             24              17                1              5
                                                     -------------------------------- --------------------------------
                                TOTAL OTHER INCOME               989             488              371            245

OTHER EXPENSE
Salary and employee benefits                                   1,926           1,471              726            520
Occupancy expense                                                449             319              157            114
Equipment expense                                                435             312              148            123
Advertising                                                      164             102               60             37
Professional fees                                                109              64               36             37
Data processing                                                  298             196              106             73
Other                                                            849             544              308            197
                                                     -------------------------------- --------------------------------
                               TOTAL OTHER EXPENSE             4,230           3,008            1,541          1,101
                                                     -------------------------------- --------------------------------
Income (loss) before income taxes                                572            (921)             317           (129)

Income taxes:
   Federal                                                         -               -                -              -
   State                                                           -               -                -              -
                                                     -------------------------------- --------------------------------
                                TOTAL INCOME TAXES                 -               -                -              -
                                                     -------------------------------- --------------------------------
                                 NET INCOME (LOSS)           $   572         $  (921)         $   317        $  (129)
                                                     ================================ ================================

Basic net income (loss) per share                          $    .30         $ (0.64)        $    .14        $ (0.08)
Diluted net income (loss) per share                        $    .28         $ (0.64)        $    .13        $ (0.08)
Basic weighted average shares outstanding                  1,888,844       1,429,061        2,302,022      1,590,954
Diluted weighted average shares outstanding                2,012,172       1,429,061        2,425,915      1,590,954

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2002 and 2001
(Dollars in thousands)

                                                                                     ACCUMULATED
                                                 ADDITIONAL                             OTHER
                                     COMMON        PAID-IN       ACCUMULATED        COMPREHENSIVE
                                     STOCK         CAPITAL         DEFICIT           GAIN (LOSS)         TOTAL
                                 -----------------------------------------------------------------------------------

Balance, January 1, 2001             $1,200          $10,800       $  (1,951)            $   11          $10,060
Issuance of common stock                400            4,605               -                  -            5,005
Comprehensive loss:
   Net loss                               -                -            (921)                 -             (921)
   Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities                                                          -                (19)             (19)
                                                                                                     ---------------
   Total comprehensive loss               -                -               -                  -             (940)
                                 -----------------------------------------------------------------------------------
Balance, September 30, 2001          $1,600          $15,405         $(2,872)           $    (8)         $14,125
                                 ===================================================================================

Balance, January 1, 2002             $1,600          $15,405         $(2,847)           $     3          $14,161
Issuance of common stock                712            9,909               -                  -           10,621
Comprehensive income:
   Net income                             -                -             572                  -              572
   Other comprehensive income:
       Unrealized gain on
         available-for-sale
         securities                                                                          45               45
                                                                                                     ---------------
   Total comprehensive income             -                -               -                  -              617
                                 -----------------------------------------------------------------------------------
Balance, September 30, 2002          $2,312          $25,314         $(2,275)            $   48          $25,399
                                 ===================================================================================

See notes to condensed consolidated financial statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
(Dollars in thousands)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                   2002                2001
                                                                           -----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                $     572          $      (921)
Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
     Accretion of discounts on securities                                             (230)                (500)
     Amortization of premiums on securities                                              3                    -
     Provision for loan losses                                                         613                  748
     Depreciation                                                                      352                  239
     Increase in accrued expenses                                                      235                  175
     Loans originated for sale                                                     (33,034)             (21,660)
     Proceeds from loans sold                                                       35,213               20,264
     Gain on sale of loans                                                            (411)                (177)
     Increase in other assets                                                         (184)                (108)
                                                                           -----------------------------------------
                     NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES             3,129               (1,940)

INVESTING ACTIVITIES
Purchases of life insurance                                                           (802)              (1,060)
Purchases of premises and equipment                                                   (458)              (1,378)
Purchases of available-for-sale securities                                         (58,516)             (94,066)
Sales and maturities of available-for-sale securities                               44,997              104,883
Net increase in loans made to customers                                            (48,911)             (61,183)
                                                                           -----------------------------------------
                                   NET CASH USED IN INVESTING ACTIVITIES           (63,690)             (52,804)

FINANCING ACTIVITIES
Net increase in deposits                                                            56,792               46,272
 Net increase in securities sold under agreement to repurchase                       3,973                6,355
Proceeds of stock offering                                                          10,621                5,005
                                                                           -----------------------------------------
                               NET CASH PROVIDED BY FINANCING ACTIVITIES            71,386               57,632
                                                                           -----------------------------------------

                                   INCREASE IN CASH AND CASH EQUIVALENTS            10,825                2,888

Cash and cash equivalents - beginning of period                                     13,867                7,641
                                                                           -----------------------------------------

                               CASH AND CASH EQUIVALENTS - END OF PERIOD           $24,692            $  10,529
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

In April 2001, Centra completed an offering under Rule 505 of Regulation D of the Securities Act of 1933, as amended. In the offering, Central Financial raised a total of $3,000,000 through the sale of 240,000 shares of its common stock at $12.50 per share. In May 2001, Centra initiated a second offering for $2,000,000, or 160,000 shares, under Rule 505 and completed that offering on September 19, 2001.

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On June 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the second quarter and sold the additional shares in the third and fourth quarters of 2002.

NOTE B - BASIS OF PRESENTATION

The accounting and reporting policies of Centra conform to accounting principles generally accepted in the United States and practices in the banking industry. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. All significant inter-company accounts and transactions have been eliminated in consolidation. The interim financial information included in this report is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of the results of the interim periods have been made.

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

NOTE C - NET INCOME PER COMMON SHARE

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2002 and 2001, stock options to purchase 475,700 and 345,200 shares at an average price of $11.05 and $10.48, respectively, were outstanding. For the three and nine months ended September 30, 2002, the dilutive effect of stock options was 123,893 and 123,328 shares. For the three and nine months ended September 30, 2001, there was no difference between basic and diluted earnings per share due to the net loss incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following data should be read in conjunction with the unaudited consolidated financial statements and the management's discussion and analysis that follows:

At September 30, 2002 and for the Nine and Three Months Ended September 30, 2002 and 2001:

                                                           NINE MONTHS ENDED              THREE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                          2002           2001            2002           2001
                                                     --------------------------------------------------------------
     Net income to:
        Average assets                                      .40%         (1.23)%           .58%         (0.43)%
        Average stockholders' equity                       4.09          (9.97)           5.02          (3.65)
     Net interest margin                                   3.30           3.35            3.30           3.54

     Average stockholders' equity to average
        assets                                             9.85          12.31           11.61          11.75
     Total loans to total deposits (end of period)        90.52          94.90           90.52          94.90
     Allowance for loan losses to total loans
        (end of period)                                    1.22           1.33            1.22           1.33
     Capital ratios:
        Tier 1 capital ratio                              15.35          13.77           15.35          13.77
        Risk-based capital ratio                          16.58          15.02           16.58          15.02
        Leverage ratio                                    11.70          11.80           11.70          11.80
     Cash dividends as a percentage of net income          N/A            N/A             N/A            N/A
     Per share data:
        Book value per share (end of period)             $10.99        $  8.69          $10.99        $  8.69
        Market value per share  (end of period)*          15.00          12.50           15.00          12.50
        Basic net income per share                          .30          (0.64)            .14          (0.08)
        Diluted net income per share                        .28          (0.64)            .13          (0.08)

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

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On June 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the second quarter and sold the additional shares in the third and fourth quarters of 2002.

You should read this discussion and analysis in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company's filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

RESULTS OF OPERATIONS

Overview of the Statement of Income

For the quarter ended September 30, 2002, Centra earned $317,000 compared to a net loss of $129,000 in the third quarter of 2001. Third quarter profitability dramatically improved due to the growth of interest earning assets resulting in net interest income increasing to $1.7 million in the third quarter of 2002 compared to $1.0 million in the third quarter of 2001. In addition, Centra opened the Foxcroft office in Martinsburg and an off-site drive in facility during the first quarter of 2002, which provided further customer penetration.

For the nine months ended September 30, 2002, Centra earned $572,000 compared to a loss of $921,000 for the first nine months of 2001. Net interest income increased significantly to $4.4 million in 2002 from $2.3 million in 2001 due to the overall growth of the bank.

Net interest income totaled $1,707,000 for the quarter ended September 30, 2002 compared to $1,011,000 in 2001. The loan loss provision of $220,000 for the quarter ended September 30, 2002 was slightly less than the $284,000 provision incurred in the third quarter of 2001 due to reduced loan originations during the period. The provision for loan losses, which is a product of management's formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended September 30, 2002 and 2001 totaled $371,000 and $245,000 respectively. Non-interest income, exclusive of securities transactions, for the first nine months of 2002 totaled $989,000 compared to $488,000 in 2001. The increase in the three and nine month periods ended September 30, 2002 is directly related to the growth in volume of accounts and services offered and the income generated from mortgage loans sold on the secondary market, servicing released.

Non-interest expense for the quarters ended September 30, 2002 and 2001 totaled $1,541,000 and $1,101,000 respectively. Non-interest expense for the nine months ended September 30, 2002 and 2001 totaled $4,230,000 and $3,008,000 respectively. These increases are consistent with Centra expanding its banking operations in the Waterfront and Martinsburg regions. Associated with the expansions are increases in all line items related to staffing, occupancy and equipment costs, as well as costs associated with Centra experiencing growth in both deposits and loans.

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

Centra's interest earning assets and interest-bearing liabilities changed significantly during the third quarter of 2002 when compared to the third quarter of 2001. The most significant areas of change are net loans, which increased from an average balance of $88,743,000 for the quarter ended September 30, 2001 to $156,988,000 for the quarter ended September 30, 2002, and interest-bearing deposits, which grew from an average balance of $83,472,000 to $153,164,000 for the respective periods.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank's balance sheet. The net interest margin for the quarters ended September 30, 2002 and 2001 was 3.30%. Centra expected this consistency in net interest margin as the bank's earning asset mix shifted to higher yielding loans and Centra issued additional capital as the overall interest rate environment deteriorated. Average net loan balances have grown from $88,743,000 in the third quarter of 2001 to $156,988,000 in the third quarter of 2002. This loan growth mitigated the overall decline in interest rates during the latter part of 2001 and 2002. Also mitigating the declining interest rate environment was a decrease in the cost of interest bearing liabilities from 4.04% in the third quarter of 2001 to 2.64% in the third quarter of 2002.

Centra's net interest margin for the nine months ended September 30, 2002 was 3.30% compared to 3.38% in 2001. Average net loans balances have grown from $68,576,000 for the first nine months of 2001 to $139,450,000 for the first nine months of 2002.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                        QUARTER ENDED SEPTEMBER 30, 2002       QUARTER ENDED SEPTEMBER 30, 2001
                                     ------------------------------------     --------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     ------------------------------------     --------------------------------------
ASSETS
Interest bearing deposits in banks   $       557     $     14       9.01%    $       319   $       2        2.74%
Federal funds sold                        19,180           79       1.63           6,273          55        3.49
Loans held for sale                        3,840           35       3.57           3,232          45        5.52
Investments:
   U.S. agencies                          24,194          140       2.32          12,929         114        3.53

Loans:
   Commercial                            107,780        1,632       6.00          62,771       1,177        7.44
   Tax exempt                                422            3       2.97               -           -        -
   Consumer                               12,669          278       8.71           7,651         180        9.31
   Real estate                            38,043          637       6.64          19,538         377        7.66
   Allowance for loan losses              (1,926)           -       -             (1,217)          -        -
                                     -------------------------------------------------------------------------------
                          NET LOANS      156,988        2,550       6.44          88,743       1,734        7.75
                                     -------------------------------------------------------------------------------

Total earning assets                     204,759        2,818       5.45         111,496       1,950        6.98
Cash and due from banks                    4,108                                   2,727
Other assets                               7,125                                   5,502
                                     ---------------                        ---------------
                       TOTAL ASSETS     $215,992                                $119,725
                                     ===============                        ===============

LIABILITIES
Deposits:
   Non-interest bearing demand         $  22,819            -                  $  12,920           -
   NOW                                    14,326           32        .88           7,090          27        1.52
   Money market checking                  48,102          199       1.64          32,794         249        3.02
   Savings                                 5,124           18       1.36           2,431          13        2.08
   IRAs                                    3,946           45       4.54           1,746          28        6.35
   CDs                                    81,666          786       3.82          39,411         568        5.72
Short-term borrowings                     14,141           31        .86           8,732          54        2.43
                                     ------------------------------------------------------             ------------
                                                                                          ---------------
 TOTAL INTEREST BEARING LIABILITIES      167,305        1,111       2.64          92,204         939        4.04
                                                   --------------                         ---------------

Other liabilities                            783                                     528
                                     ---------------                        ---------------
                  TOTAL LIABILITIES      190,907                                 105,652

EQUITY
Common stock                               2,298                                   1,601
Paid-in capital                           25,159                                  15,285
Accumulated deficit                       (2,435)                                 (2,808)
Unrealized gains (losses)                     63                                      (5)
                                     ---------------                        ---------------
                       TOTAL EQUITY       25,085                                  14,073
                                                                            ---------------
                                     ---------------
       TOTAL LIABILITIES AND EQUITY     $215,992                                $119,725
                                     ===============                        ===============

Net interest spread                                                2.82                                     2.90
Impact of non-interest bearing
   funds on margin                                                  .48                                      .70
                                                                ------------
                                                                                                        ------------
Net interest income-margin                             $1,707      3.30%                      $1,011        3.60%
                                                  ==========================              ==========================

AVERAGE BALANCES AND INTEREST RATES
(UNAUDITED)(DOLLARS IN THOUSANDS)

                                               NINE MONTHS ENDED                       NINE MONTHS ENDED
                                               SEPTEMBER 30, 2002                     SEPTEMBER 30, 2001
                                     ------------------------------------     --------------------------------------
                                                     INTEREST                                INTEREST
                                        AVERAGE       INCOME/     YIELD/       AVERAGE       INCOME/      YIELD/
                                        BALANCE       EXPENSE      COST        BALANCE       EXPENSE       COST
                                     -----------------------------------      --------------------------------------
ASSETS
Interest bearing deposits in banks    $    1,285     $     26       2.56%    $    1,265     $     39        4.16%
Federal funds sold                        14,288          178       1.67          5,584          183        4.38
Loans held for sale                        2,993          112       4.98          2,497           80        4.26
Investments:
   U.S. agencies                          21,172          336       2.11         15,011          525        5.12

Loans:
   Commercial                             95,257        4,388       6.16         50,098        2,975        7.94
   Tax exempt                                217            7       4.46              -            -        -
   Consumer                               11,377          749       8.80          5,328          381        9.55
   Real estate                            34,293        1,733       6.74         14,124          849        8.01
   Allowance for loan losses              (1,694)           -       -              (974)           -        -
                                     -------------------------------------------------------------------------------
                          NET LOANS      139,450        6,877       6.59         68,576        4,205        8.20
                                     -------------------------------------------------------------------------------

Total earning assets                     179,188        7,529       5.62         92,933        5,032        7.24
Cash and due from banks                    4,127                                  2,599
Other assets                               6,648                                  4,813
                                     ---------------                        ---------------
                       TOTAL ASSETS     $189,963                               $100,345
                                     ===============                        ===============

LIABILITIES
Deposits:
   Non-interest bearing demand         $  21,149            -                 $  10,619            -
   NOW                                    12,207           81        .88          5,867           86        1.95
   Money market checking                  41,364          528       1.71         30,646          949        4.14
   Savings                                 4,519           45       1.34          1,853           33        2.37
   IRAs                                    3,221          115       4.77          1,477           73        6.60
   CDs                                    74,471        2,248       4.04         29,897        1,366        6.11
Short-term borrowings                     13,660           86        .84          7,149          178        3.32
                                     -------------------------------------------------------------------------------
 TOTAL INTEREST BEARING LIABILITIES      149,442        3,103       2.78         76,889        2,685        4.67
                                                   --------------                         ---------------

Other liabilities                            665                                    480
                                     ---------------                        ---------------
                  TOTAL LIABILITIES      171,256                                 87,988

EQUITY
Common stock                               1,887                                  1,434
Paid-in capital                           19,415                                 13,426
Accumulated deficit                       (2,613)                                (2,503)
Unrealized gains                              18                                      -
                                     ---------------
                                                                            ---------------
                       TOTAL EQUITY       18,707                                 12,357
                                     ---------------                        ---------------
       TOTAL LIABILITIES AND EQUITY     $189,963                               $100,345
                                     ===============                        ===============

Net interest spread                                                 2.84                                    2.57
Impact of non-interest bearing
   funds on margin                                                   .46                                     .81
                                                                ------------
                                                                                                        ------------
Net interest income-margin                          $   4,426       3.30%                     $2,347        3.38%
                                                   =========================              ==========================

PROVISION FOR LOAN LOSSES

The provision for loan losses for the quarters ended September 30, 2002 and 2001 was $220,000 and $284,000, respectively, while the provision for loan losses for the nine months ended September 30, 2002 and 2001 was $613,000 and $748,000, respectively.

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

NON-INTEREST INCOME

Fees related to deposit accounts, fees earned from the sale of mortgage loans in the secondary market, and electronic banking revenue generate the majority of the bank's non-interest income. Service charges on deposit accounts totaled $116,000 in the third quarter of 2002 compared to $55,000 in the third quarter of 2001. Service charges on deposits accounts totaled $271,000 for the first nine months of 2002 compared to $120,000 in 2001. Currently, Centra Bank's level of non-interest income is below peer institutions due to the bank's strategic philosophy of offering free checking with minimal fees to capture market share.

Other service charges and fees totaled $91,000 in the third quarter of 2002 compared to $50,000 in the third quarter of 2001. Other service charges and fees totaled $226,000 for the first nine months of 2002 compared to $116,000 for the comparable period in 2001. These fees have increased as Centra expanded its product offering and services to the customer and as the bank has grown during the past year.

The bank also originates long-term, fixed-rate residential real estate loans that are sold in the secondary market, servicing released. Income from those activities totaled $163,000 in the third quarter of 2002 compared to $135,000 in the third quarter of 2001. Secondary market income totaled $468,000 in the first nine months of 2002 compared to $235,000 in 2001. Centra Bank's strategy regarding secondary market activities is to make such products available as a convenience to customers to satisfy their total banking needs and recognize income primarily from origination fees and servicing release premiums. Centra Bank cross sells additional core banking products during the secondary market process thereby enhancing other fee areas of the bank. During 2001, Centra Bank experienced increased mortgage activity in response to customer demand in the declining interest rate environment and the accompanying refinance activity. Due to lower mortgage interest rates in 2002, Centra's origination volume increased from the first nine months of 2001. If origination volume and fees decline in the future due to a higher interest rate environment, Centra may initiate appropriate cost cutting measures, as appropriate, to assure profitability of this product offering.

NON-INTEREST EXPENSE

For the third quarter of 2002, non-interest expense totaled $1,541,000 compared to $1,101,000 in the third quarter of 2001. Salaries and employee benefits, occupancy expense and furniture, fixtures and equipment expense are the bank's primary non-interest expenses. In addition, 2002 results include the operations of the Foxcroft Office and the off-site drive in facility in Martinsburg.

Salaries and benefits increased from $520,000 for the quarter ended September 30, 2001 to $726,000 for the quarter ended September 30, 2002. This increase is due to additional staffing employed at the Foxcroft office and the off-site drive thru facility in Martinsburg, in addition to normal salary increases and the addition of support personnel. Salaries and benefits for the first nine months of 2002 were $1,926,000 compared to $1,471,000 in 2001. The increase is comprised primarily of staffing the new banking offices with customer contact employees and increasing support personnel.

For the quarters ended September 30, 2002, and 2001, occupancy expense totaled $157,000 and $114,000, respectively. Included in net occupancy expense for each quarter is depreciation of leasehold improvements and bank premises totaling $17,000 and $8,000, respectively. Occupancy expense totaled $449,000 in the first nine months of 2002 compared to $319,000 in 2001. Depreciation of leasehold improvements and bank premises totaled $49,000 for the respective nine-month periods in 2002 and $33,000 in 2001.

Equipment expense increased from $123,000 for the quarter ended September 30, 2001 to $148,000 for the quarter ended September 30, 2002. Equipment expense for the nine months ended September 30, 2002 totaled $435,000 compared to $312,000 in 2001. These increases are consistent with the expansion of operations and growth of the bank in conjunction with the opening of the Foxcroft office and the off-site drive in facility. Depreciation expense on equipment totaled $103,000 in the third quarter of 2002 compared to $56,000 in 2001.

Advertising costs increased $23,000 when comparing the third quarters of 2001 and 2002. In addition, advertising costs increased $62,000 from $102,000 in the first nine months of 2001 to $164,000 in the first nine months of 2002. Advertising expenses incurred in 2002 include the bank advertising the opening of the Foxcroft office and an increase in product advertising.

Professional fees were constant when comparing the third quarters of 2001 and 2002. In addition, professional fees increased $45,000 from $64,000 for the first nine months of 2001 to $109,000 for the first nine months of 2002. These results are consistent with the expanding nature of the bank.

Data processing costs increased from $73,000 for the quarter ended September 30, 2001 to $106,000 for the quarter ended September 30, 2002. In addition, year-to-date data processing costs as of September 30, 2002 were $298,000 compared to $196,000 in 2001 and reflect costs associated with a rapidly growing financial entity.

Other operating expense increased $111,000 when comparing the third quarters of 2002 and 2001. In addition, year-to-date other operating expense increased from $544,000 for the first nine months of 2001 to $849,000 for the first nine months of 2002. These increases are primarily due to costs associated with increases in outside services as the bank continues to grow and increased state franchise taxes that have risen as a result of the recent stock offerings.

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

RETURN ON ASSETS AND EQUITY

Returns on assets (ROA) and equity (ROE) were .58% and 5.02% for the third quarter of 2002, which is a significant improvement over the (0.43%) and (3.65%) for the third quarter of 2001. Year to date returns on assets (ROA) and equity
(ROE) were .40% and 4.09% in 2002 compared to (1.23%) and (9.97%) for 2001. The prior year negative returns are the result of start up costs for the various offices and losses incurred as the bank was attempting to achieve critical mass to become profitable. It is anticipated that these performance indicators will continue to migrate toward those of the bank's peers as the bank continues to expand its customer and product base.

As of September 30, 2002, the bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

INCOME TAX EXPENSE

The bank has not recorded income tax expense (benefit) during the periods shown. While the bank generated net operating losses during 2001 and prior years that would reduce future tax liabilities, the bank has established a valuation allowance that eliminates the tax benefit from the financial statements until it is recognized. During the three and nine months ended September 30, 2002, Centra restored $127,000 and $229,000 of the valuation allowance for the tax effect of earnings.

FINANCIAL CONDITION

OVERVIEW OF THE STATEMENT OF CONDITION

Total assets have increased $72.2 million since December 31, 2001. This is attributable to a complete menu of products offered to the customer and to customers' acceptance of the bank's philosophy of customer service within the community. Asset growth has occurred due to increases in loans and investment securities supported by increases in deposits and the capital issuance. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $56.8 million since December 31, 2001 while short-term borrowings have increased $4.0 million since December 31, 2001.

Stockholders' equity has increased approximately $11.2 million since December 31, 2001 due to a combination of a $10.6 million stock issuance and income earned in the first nine months of 2002. See Item 5 for a discussion of the stock offerings during the first quarter of 2001 and the first nine months of 2002.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents totaled $24.7 million as of September 30, 2002 compared to $10.5 million as of September 30, 2001. These balances have increased due to increases in federal funds sold in anticipation of loan demand. The bank temporarily invests these funds giving appropriate consideration to both the profitability and liquidity of the balance sheet. Cash and due from banks increased due to the opening of the Foxcroft office and the increasing volume of outgoing cash letters.

Management believes the current balance of cash and cash equivalents and investments and loan portfolios maturing within one year adequately serves the bank's liquidity and customers' needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity needs.

INVESTMENT SECURITIES

Investment securities totaled $26.9 million as of September 30, 2002. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $13.8 million from year-end and is the result of funds being temporarily invested in anticipation of loan demand and in compliance with the bank's profit and liquidity goals.

All of the bank's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2002, the amortized cost of the bank's investment securities totaled $26.8 million, resulting in unrealized appreciation in the investment portfolio of $48,000 and a corresponding increase in the bank's equity of $48,000.

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

The following table details total loans outstanding as of:

                                                               SEPTEMBER 30        DECEMBER 31
         (Dollars in Thousands)                                   2002                2001
                                                          -----------------------------------------
         Commercial                                              $  32,517           $  25,597
         Real estate, commercial                                    81,642              55,960
         Real estate, mortgage                                      39,917              27,718
         Consumer                                                   13,499               9,390
                                                          -----------------------------------------
                                            TOTAL LOANS           $167,575            $118,665
                                                          =========================================

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

LOAN CONCENTRATION

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry as well as lessors of real estate. These concentrations, while within the same industry segment, are not concentrated in one borrower but rather over several borrowers and in both the Monongalia and Berkeley county market areas. This diversity of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

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

The results of this analysis at September 30, 2002, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

                                                                              NINE MONTHS ENDED
     (DOLLARS IN THOUSANDS)                                                      SEPTEMBER 30
                                                                             2002           2001
                                                                        -------------------------------
     ALLOWANCE FOR LOAN LOSSES
     Balance, January 1                                                       $1,426        $   636

     Loan losses                                                                   -              3
     Loan recoveries                                                               -              -
                                                                        -------------------------------
                                                   NET CHARGE-OFFS                 -              3

     Loan loss provision                                                         613            748
                                                                        -------------------------------
                    TOTAL ALLOWANCE FOR LOAN LOSSES, END OF PERIOD            $2,039         $1,381
                                                                        ===============================

The bank had no nonperforming, nonaccrual, or other real estate owned as of September 30, 2002 and 2001 or at December 31, 2001.

Total loan delinquencies, which were in excess of thirty days delinquent, totaled approximately $30,000 at September 30, 2002, $0 at December 31, 2001, and $73,000 at September 30, 2001.

FUNDING SOURCES

The bank considers deposits, short and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $185.1 million at September 30, 2002.

Management believes that the deposit base remains the most significant funding source for the bank and will continue to concentrate on balancing deposit growth and adequate net interest margin to meet the bank's strategic goals. The bank will continue to offer "special" deposit products in its markets, when deemed appropriate, to fund profitable growth opportunities.

Along with traditional deposits, the bank has access to both short-term and long-term borrowings to fund its operations and investments. The bank's short-term borrowing instruments consist of arrangements to purchase federal funds, corporate deposits held in overnight repurchase agreements and various FHLB borrowing vehicles. At September 30, 2002, short-term borrowings totaled $16.5 million.

CAPITAL/STOCKHOLDERS' EQUITY

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000.

In 2000, the bank formed a one-bank holding company. In that transaction, Centra issued shares of common stock in exchange for shares of the bank's common stock. In 2001, Centra sold an additional 240,000 shares in a private offering that was completed in April 2001 and 160,000 shares in a private offering that was completed on September 19, 2001. This additional capital was needed to support growth achieved during the first nine months of 2002 and the projected growth in the future.

In May 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange Commission and sold these shares to the public. In June 2002, Centra registered an additional 120,000 shares as part of the offering. The offering will be completed in the fourth quarter of 2002. This additional capital was needed to support projected growth in 2002 and beyond.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank, Inc. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceeds the year's retained net profits, as defined, plus the retained net profits of the two preceding years. As of September 30, 2002, no dividends have been paid, and management does not anticipate dividend payments during the year. Centra Bank, Inc. will not pay dividends without first obtaining the approval of the West Virginia Commissioner of Banking.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet have been established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of September 30, 2002. As interest rates decline, Centra is experiencing earnings pressure due to deposit rates reaching the floor of zero percent while asset yields continue to decline the full forecasted amount. The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2002.

        (Dollars in Thousands)

          IMMEDIATE                  ESTIMATED INCREASE                      ESTIMATED
    INTEREST RATE CHANGE              (DECREASE) IN NET               INCREASE (DECREASE) IN
      (IN BASIS POINTS)                INTEREST INCOME               ECONOMIC VALUE OF EQUITY
------------------------------   ----------------------------   ------------------------------------
              300                     $ 340         4.3%               $(2,511)          (9.6)%
              200                       226         2.9                 (1,668)          (6.4)
              100                       118         1.5                   (815)          (3.1)
             -100                      (133)       (1.7)                   734            2.8
             -200                      (350)       (4.4)                 1,809            6.9
             -300                      (895)      (11.3)                 3,394           12.9

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

FUTURE OUTLOOK

The bank's results of operations in the first nine months of 2002 represent the expansion stage of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(e)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14(c) and timely, alerting them to material information relating to the Company required to be included in the Company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II. Other Information

ITEM 5. OTHER INFORMATION

THE OFFERING

On March 20, 2002, Centra filed with the U.S. Securities and Exchange Commission a registration statement on Form SB-2 in connection with a proposed offering of up to 600,000 shares of common stock totaling $9,000,000. On June 27, 2002, Centra filed a registration statement on Form SB-2 increasing the offering by an additional 120,000 shares of common stock totaling $1,800,000. This offering will be completed during the fourth quarter of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith.

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

         Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

(b) The corporation was not required to file a Form 8-K during the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 7, 2002                 CENTRA FINANCIAL HOLDINGS, INC.


                                 By:     /S/ DOUGLAS J. LEECH
                                     -----------------------------------------
                                         Douglas J. Leech
                                         President and Chief Executive Officer


                                 By:     /S/ KEVIN D. LEMLEY
                                     -----------------------------------------
                                         Kevin D. Lemley
                                         Chief Financial Officer

                                 CERTIFICATIONS


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas J. Leech, Chief Executive Officer, certify that:

     1. I have reviewed this report on Form 10-Q of Centra Financial Holdings, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Douglas J. Leech
---------------------------
Douglas J. Leech
Chief Executive Officer
November 7, 2002

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kevin D. Lemley, Chief Financial Officer, certify that:

     7. I have reviewed this report on Form 10-Q of Centra Financial Holdings, Inc.;

     8. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     9. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

            a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

12. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




/s/ Kevin D. Lemley
---------------------------


Kevin D. Lemley
Chief Financial Officer
November 7, 2002