Form 10KSB
period 2002-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2003-03-19
CIK 1099932

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

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

 Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                               Value $1 per share

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from January 1, 2002 to February 28, 2003, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates during that time was $26,015,526. For this purpose, certain executive officers and directors are considered affiliates.

     As of February 28, 2003, the Registrant had 2,320,550 shares of common stock outstanding with a par value of $1.

     For the year ended December 31, 2002, the Registrant had total revenues of $12,095,000.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of Registrant's definitive Proxy Statement relating to the Annual Meeting to be held April 17, 2003, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
Item 1.     Business....................................................     3
Item 2.     Properties..................................................    14
Item 3.     Legal Proceedings...........................................    14
Item 4.     Submission of Matters to a Vote of Security Holders.........    14

PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder
            Matters.....................................................    14
Item 6.     Selected Financial Data.....................................    15
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    15
Item 7A.    Quantitative and Qualitative Disclosures about Market
            Risk........................................................    26
Item 8.     Financial Statements and Supplementary Data.................    26
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    26

PART III
Item 10.    Directors and Executive Officers of the Registrant..........    46
Item 11.    Executive Compensation......................................    46
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    46
Item 13.    Certain Relationships and Related Transactions..............    46
Item 14.    Controls and Procedures.....................................    46

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    48
Signatures..............................................................    49
Exhibit Index...........................................................    52

                                     PART I

ITEM 1.  BUSINESS

     Centra Financial Holdings, Inc., or Centra, was formed on October 25, 1999 as a bank holding company. Centra Bank, Inc., or the bank, was formed on September 27, 1999 and chartered under the laws of the state of West Virginia. The bank commenced operations on February 14, 2000. During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation -- Morgantown, Inc. and Centra Financial Corporation -- Martinsburg, Inc.) to manage the banking operations of Centra Bank, the sole bank subsidiary, in those markets.

     Centra operates offices in the Suncrest and Waterfront areas of Morgantown and the Williamsport Pike and South Foxcroft areas of Martinsburg, West Virginia. At December 31, 2002 Centra had total assets of $266.2 million, total loans of $186.7 million, total deposits of $214.9 million and total stockholders' equity of $25.9 million.

     Centra provides an array of financial products and services to its customers, including checking accounts, NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also sells travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines ("ATMs"), four automobile drive-in facilities, banking by phone and internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker dealer.

     At December 31, 2002, Centra had 72 full-time equivalent employees. Centra's principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra's internet web site is www.centrabank.com.

     Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans and deposits due to overwhelming community and customer support, both in the Monongalia and Berkeley county markets.

     During 2002, Centra continued to focus on internal growth as the primary method for reaching performance goals. Centra reviews key performance indicators on a regular basis to measure our success. We cannot assure you, however, that Centra will be able to continue to grow, or if it does, that any further growth or expansion will result in an increase in Centra's earnings, dividends, book value or the market value of its common shares.

RECENT ADDITIONS

     During the first quarter of 2002, Centra opened an off-site drive-through banking facility at 450 Foxcroft Avenue in Martinsburg. This facility significantly enhances Centra's ability to satisfy customers' banking needs in the Berkeley County market.

CUSTOMERS AND MARKETS

     Centra's market areas have a diverse economic structure. Principal industries in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, Federal government and printing and binding. In addition, tourism, education and other service-related industries are important and growing components of the economy of both markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.

     Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra's legal lending limit are sold to other banking institutions and the servicing of those loans is retained by Centra. Centra's loan originations include a broad range of industrial classifications. Management has identified four areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank although new loan requests in those areas are more closely scrutinized before approving additional loans in those risk categories. Centra has no loans to foreign entities. Centra's lending market areas are primarily concentrated in Monongalia and Berkeley County, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland and Ohio.

COMMERCIAL LOANS

     At December 31, 2002, Centra had outstanding approximately $128.9 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 69% of the total aggregate loan portfolio as of that date.

     LENDING PRACTICES. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy, as occurred with the September 11, 2001 attack, or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Extensions of credit to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.00 million requires board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

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

CONSUMER LOANS

     At December 31, 2002, Centra had outstanding consumer loans in an aggregate amount of approximately $15.1 million or approximately 8% of the aggregate total loan portfolio.

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

     Centra offers credit life insurance and health and accident insurance to all qualified buyers, thus reducing risk of loss when a borrower's income is terminated or interrupted.

REAL ESTATE LOANS

     At December 31, 2002, Centra had approximately $42.8 million of residential real estate loans, home equity lines of credit and construction mortgages outstanding, representing 23% of total loans outstanding.

     LENDING PRACTICES. Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraisal value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. Centra also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney's opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, limited appraisals are obtained for loans under $100,000 and full appraisals are required for all loans in excess of $100,000. Appraisals are obtained from licensed appraisers.

     HOME EQUITY LOANS. Home equity lines of credit are generally made as second mortgages by Centra. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Centra will lend up to 100% of the appraised value to the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with twenty-year terms, but are subject to review upon request for renewal.

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

     On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors.

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Centra's chief executive officer and chief financial officer are each required to certify that Centra's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Centra's internal controls; they have made certain disclosures to Centra's auditors and the audit committee of the Board of Directors about Centra's internal controls; and they have included information in Centra's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Centra's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

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

LIMITS ON DIVIDENDS

     Centra's ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year's net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra's ability to pay dividends on its outstanding common shares. As disclosed in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB, Centra has $1,768,000 available for dividends, at January 1, 2003.

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

     The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, Centra cannot definitely predict future changes in interest rates, credit availability or deposit levels.

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

STATISTICAL FINANCIAL INFORMATION REGARDING CENTRA

     The following listing of statistical financial information provides comparative data for Centra over the past three years. You should read these tables in conjunction with Item 7 of this Form 10-KSB ("Management's Discussion and Analysis of Financial Condition and Results of Operations") and the Consolidated Financial Statements of Centra and its subsidiaries found at pages 27 through 45 of this Form 10-KSB.

AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME:

                                                   2002                           2001
                                       ----------------------------   ----------------------------
                                                            AVERAGE                        AVERAGE
                                       AVERAGE    INCOME/   YIELD/    AVERAGE    INCOME/   YIELD/
                                       BALANCE    EXPENSE    RATE     BALANCE    EXPENSE    RATE
(DOLLARS IN THOUSANDS)                 --------   -------   -------   --------   -------   -------
Securities (1):
  Taxable............................  $ 23,681   $   499    2.11%    $ 14,424   $  589     4.08%
Loans (2)(3):
  Commercial.........................   101,703     6,142    6.04%      56,694    4,256     7.51%
  Real estate........................    36,060     2,395    6.64%      16,907    1,303     7.71%
  Consumer...........................    12,095     1,057    8.74%       6,262      587     9.38%
  Allowance for loan losses..........    (1,816)                        (1,082)
                                       --------   -------    ----     --------   ------     ----
  Net loans..........................   148,042     9,594    6.48%      78,781    6,146     7.80%
Loans held for sale..................     3,988       168    4.21%       2,268      113     4.96%
Short-term investments:
  Interest-bearing deposits..........     1,180        32    2.74%       1,392       49     3.54%
  Federal funds sold.................    17,511       273    1.56%       5,955      221     3.71%
                                       --------   -------    ----     --------   ------     ----
  Total..............................    18,691       305    1.63%       7,347      270     3.68%
                                       --------   -------    ----     --------   ------     ----
       Total earning assets..........   194,402    10,566    5.44%     102,820    7,118     6.92%
Other assets.........................    10,447                          8,279
                                       --------                       --------
       Total assets..................  $204,849                       $111,099
                                       ========                       ========
Deposits:
  Savings............................  $  4,811        60    1.25%    $  2,146       44     2.05%
  Interest-bearing demand............    56,649       812    1.43%      38,282    1,253     3.27%
  Time...............................    84,871     3,322    3.91%      37,356    2,155     5.76%
                                       --------   -------    ----     --------   ------     ----
       Total.........................   146,331     4,194    2.87%      77,784    3,452     4.44%
Short-term borrowed funds............    14,893       118     .79%       8,191      210     2.57%
                                       --------   -------    ----     --------   ------     ----
Total interest-bearing liabilities...   161,224     4,312    2.67%      85,975    3,662     4.26%
                                       --------   -------    ----     --------   ------     ----
Noninterest-bearing demand
  deposits...........................    22,444                         11,806
Other liabilities....................       727                            505
                                       --------                       --------
       Total liabilities.............   184,395                         98,286
       Stockholders' equity..........    20,454                         12,813
                                       --------                       --------
       Total liabilities and
          stockholders' equity.......  $204,849                       $111,099
                                       ========                       ========
Interest rate spread.................             $ 6,254    2.77%               $3,456     2.66%
                                                  =======    ----                ======     ----
Interest income/earning assets.......                        5.44%                          6.92%
Interest expense/earning assets......                        2.22%                          3.56%
                                                             ----                           ----
Net yield on earning assets (net
  interest margin)...................                        3.22%                          3.36%
                                                             ====                           ====

---------------

(1) Average balances of investment securities based on carrying value.

(2) Loan fees included in interest income for 2002 were $211 and $109 in 2001.

(3) Nonaccrual loans are included in the daily average loan amounts outstanding.

AVERAGE BALANCES AND ANALYSIS OF NET INTEREST INCOME:

                                                                         2000
                                                              ---------------------------
                                                                                  AVERAGE
                                                              AVERAGE   INCOME/   YIELD/
                                                              BALANCE   EXPENSE    RATE
(DOLLARS IN THOUSANDS)                                        -------   -------   -------
Securities (1):
  Taxable...................................................  $13,195   $  816      6.18%
Loans (2):
  Commercial................................................   17,006    1,582      9.30%
  Real estate...............................................    4,040      329      8.15%
  Consumer..................................................    1,138      116     10.18%
  Allowance for loan losses.................................     (329)
                                                              -------   ------     -----
  Net loans.................................................   21,855    2,027      9.27%
Loans held for sale.........................................      128        8      6.09%
Short-term investments:
  Interest-bearing deposits.................................      273       12      4.51%
  Federal funds sold........................................    5,310      333      6.27%
                                                              -------   ------     -----
  Total.....................................................    5,583      345      6.19%
                                                              -------   ------     -----
       Total earning assets.................................   40,761    3,196      7.85%
Other assets................................................    3,826
                                                              -------
       Total assets.........................................  $44,587
                                                              =======
Deposits:
  Savings...................................................  $   398   $   13      3.25%
  Interest-bearing demand...................................   19,350    1,031      5.33%
  Time......................................................    9,097      619      6.80%
                                                              -------   ------     -----
       Total................................................   28,845    1,663      5.77%
Short-term borrowed funds...................................    1,838      104      5.67%
                                                              -------   ------     -----
Total interest-bearing liabilities..........................   30,683    1,767      5.76%
                                                              -------   ------     -----
Noninterest-bearing demand deposits.........................    2,945
Other liabilities...........................................      275
                                                              -------
       Total liabilities....................................   33,903
       Stockholders' equity.................................   10,684
                                                              -------
       Total liabilities and stockholders' equity...........  $44,587
                                                              =======
Interest rate spread........................................            $1,429      2.09%
                                                                        ======     -----
Interest income/earning assets..............................                        7.85%
Interest expense/earning assets.............................                        4.35%
                                                                                   -----
Net yield on earning assets (net interest margin)...........                        3.50%
                                                                                   =====

---------------

(1) Average balances of investment securities based on carrying value.

(2) Loan fees included in interest income for 2000 were $13.

RATE/VOLUME ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE:

                                                                      2002 VS. 2001
                                                                   INCREASE (DECREASE)
                                                                    DUE TO CHANGE IN:
                                                              ------------------------------
                                                              VOLUME (1)   RATE (1)    NET
(DOLLARS IN THOUSANDS)                                        ----------   --------   ------
INTEREST-EARNING ASSETS:
  Loan portfolio:
     Commercial.............................................    $2,851     $  (964)   $1,887
     Real estate............................................     1,294        (203)    1,091
     Consumer...............................................       513         (43)      470
                                                                ------     -------    ------
       Net loans............................................     4,658      (1,210)    3,448
  Loans held for sale.......................................        75         (20)       55
  Securities:
     Taxable................................................       274        (364)      (90)
  Federal funds sold and other..............................       247        (212)       35
                                                                ------     -------    ------
       Total interest-earning assets........................    $5,254     $(1,806)   $3,448
                                                                ======     =======    ======
INTEREST-BEARING LIABILITIES:
  Savings deposits..........................................    $   38     $   (22)   $   16
  Interest-bearing demand deposits..........................       445        (886)     (441)
  Time deposits.............................................     2,036        (869)    1,167
  Short-term borrowings.....................................       108        (200)      (92)
                                                                ------     -------    ------
       Total interest-bearing liabilities...................    $2,627     $(1,977)   $  650
                                                                ======     =======    ======
       Net interest income..................................    $2,627     $   171    $2,798
                                                                ======     =======    ======

                                                                      2001 VS. 2000
                                                                   INCREASE (DECREASE)
                                                                    DUE TO CHANGE IN:
                                                              ------------------------------
                                                              VOLUME (1)   RATE (1)    NET
(DOLLARS IN THOUSANDS)                                        ----------   --------   ------
INTEREST-EARNING ASSETS:
  Loan portfolio:
     Commercial.............................................    $3,033      $(359)    $2,674
     Real estate............................................       993        (19)       974
     Consumer...............................................       481        (10)       471
                                                                ------      -----     ------
       Net loans............................................     4,507       (388)     4,119
  Loans held for sale.......................................       106         (1)       105
  Securities:
     Taxable................................................        70       (297)      (227)
  Federal funds sold and other..............................        90       (165)       (75)
                                                                ------      -----     ------
       Total interest-earning assets........................    $4,773      $(851)    $3,922
                                                                ======      =====     ======

                                                                      2001 VS. 2000
                                                                   INCREASE (DECREASE)
                                                                    DUE TO CHANGE IN:
                                                              ------------------------------
                                                              VOLUME (1)   RATE (1)    NET
(DOLLARS IN THOUSANDS)                                        ----------   --------   ------
INTEREST-BEARING LIABILITIES:
  Savings deposits..........................................    $   37      $  (6)    $   31
  Interest-bearing demand deposits..........................       731       (509)       222
  Time deposits.............................................     1,644       (108)     1,536
  Short-term borrowings.....................................       190        (84)       106
                                                                ------      -----     ------
       Total interest-bearing liabilities...................    $2,602      $(707)    $1,895
                                                                ======      =====     ======
       Net interest income..................................    $2,171      $(144)    $2,027
                                                                ======      =====     ======

---------------

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

LOAN MATURITIES:

                                                                   DECEMBER 31, 2002
                                                        ----------------------------------------
                                                                    DUE IN
                                                                   ONE YEAR     DUE
                                                         DUE IN    THROUGH     AFTER
                                                        ONE YEAR     FIVE      FIVE
LOAN TYPE                                               OR LESS     YEARS      YEARS     TOTAL
---------                                               --------   --------   -------   --------
(DOLLARS IN THOUSANDS)
Commercial loans:
  Fixed...............................................  $ 5,246    $ 6,635    $21,071   $ 32,952
  Variable............................................   69,579     25,089      1,238     95,906
                                                        -------    -------    -------   --------
                                                         74,825     31,724     22,309    128,858
Real estate loans:
  Fixed...............................................    1,312      4,972     19,779     26,063
  Variable............................................   13,648      3,097         --     16,745
                                                        -------    -------    -------   --------
                                                         14,960      8,069     19,779     42,808
Consumer loans:
  Fixed...............................................    1,120      7,251      6,094     14,465
  Variable............................................      302        304         --        606
                                                        -------    -------    -------   --------
                                                          1,422      7,555      6,094     15,071
                                                        -------    -------    -------   --------
       Total..........................................  $91,207    $47,348    $48,182   $186,737
                                                        =======    =======    =======   ========

     The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

LOAN PORTFOLIO ANALYSIS:

                                                          2002       2001      2000
(DOLLARS IN THOUSANDS)                                  --------   --------   -------
Year-end balances:
  Commercial, financial and agricultural..............  $128,858   $ 81,557   $30,728
  Real estate.........................................    38,675     22,414     7,817
  Real estate construction............................     4,133      5,304     1,090
  Consumer............................................    15,071      9,390     2,784
                                                        --------   --------   -------
       Total..........................................  $186,737   $118,665   $42,419
                                                        ========   ========   =======
  Average total loans.................................  $149,858   $ 79,863   $22,184
  Average allowance for loan losses...................    (1,816)    (1,082)     (329)
                                                        --------   --------   -------
  Average loans, net of allowance.....................  $148,042   $ 78,781   $21,855
                                                        ========   ========   =======

MATURITIES OF CERTIFICATES OF DEPOSIT $100,000 OR MORE:

                                                           2002      2001      2000
(DOLLARS IN THOUSANDS)                                    -------   -------   -------
Under 3 months..........................................  $26,313   $ 7,719   $ 1,068
3 to 12 months..........................................   10,865    15,007     2,071
Over 12 months..........................................   22,357     6,180     8,239
                                                          -------   -------   -------
     Total..............................................  $59,535   $28,906   $11,378
                                                          =======   =======   =======

     During 2002, Centra recorded a provision for loan losses of $967,000. The only other activity that impacted the allowance during 2002 was a single commercial charge-off of $18,428. Total charge-offs represented .01% of average loans outstanding.

                                                               2002     2001    2000
(DOLLARS IN THOUSANDS)                                        ------   ------   ----
Allocation of allowance for loan losses at December 31:
  Commercial................................................  $2,099   $1,271   $605
  Real estate...............................................     156       50     17
  Real estate construction..................................      15       30      2
  Consumer..................................................     105       75     12
                                                              ------   ------   ----
       Total................................................  $2,375   $1,426   $636
                                                              ======   ======   ====
Percent of loans to total loans at December 31:
  Commercial................................................      69%      69%    72%
  Real estate...............................................      21       19     18
  Real estate construction..................................       2        4      3
  Consumer..................................................       8        8      7
                                                              ------   ------   ----
       Total................................................     100%     100%   100%
                                                              ======   ======   ====

     Nonperforming loans are defined as loans 90 days or more past due, renegotiated loans and nonaccrual loans. Nonperforming assets are comprised of nonperforming loans and other real estate owned.

     Centra Bank had one nonperforming real estate loan of $14,028 at December 31, 2002. Centra Bank had no nonperforming assets or loans at December 31, 2001 or 2000.

ITEM 2.  PROPERTIES

     Centra's sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive. Centra Bank also leases its offices on Foxcroft Avenue and Williamsport Pike in Martinsburg. Rent expense on the leased properties totaled $408,685 in 2002, $330,407 in 2001, and $234,441 in 2000. The main banking office is leased from a Limited Liability Company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $218,000, $223,000, and $234,000 in 2002, 2001, and 2000.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Centra's common shares are not traded on any national exchange.

     The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to Centra's common shares. The information set forth in the table is based on Centra's knowledge of certain arms-length transactions in the stock.

QUARTERLY MARKET AND DIVIDEND INFORMATION:

                                2002                      2001                      2000
                       -----------------------   -----------------------   -----------------------
                        ESTIMATED                 ESTIMATED                 ESTIMATED
                       MARKET VALUE              MARKET VALUE              MARKET VALUE
                        PER SHARE     DIVIDEND    PER SHARE     DIVIDEND    PER SHARE     DIVIDEND
                       ------------   --------   ------------   --------   ------------   --------
Fourth Quarter.......     $15.50       $0.00        $12.50       $0.00        $11.00       $0.00
Third Quarter........      15.00        0.00         12.50        0.00         10.50        0.00
Second Quarter.......      15.00        0.00         12.50        0.00         10.00        0.00
First Quarter........      12.50        0.00         12.50        0.00         10.00        0.00

     Centra had 821 stockholders of record at December 31, 2002.

ITEM 6.  SELECTED FINANCIAL DATA

     The information below has been derived from Centra's Consolidated Financial Statements. Centra began operations on February 14, 2000.

                                                             2002         2001         2000
(DOLLARS IN THOUSANDS, EXCEPT RATIOS AND PER SHARE DATA)  ----------   ----------   ----------
OPERATING DATA
For the year ended:
Total interest income...............................      $   10,566   $    7,118   $    3,196
Total interest expense..............................           4,312        3,662        1,767
Net interest income.................................           6,254        3,456        1,429
Provision for loan losses...........................             967          793          636
Other income........................................           1,529          753          105
Other expense.......................................           5,891        4,312        2,384
Net income (loss)...................................             925         (896)      (1,486)

BALANCE SHEET DATA
At year end:
Total assets........................................      $  266,236   $  155,560   $   76,794
Investment securities...............................          37,170       13,096       23,422
Net loans...........................................         184,362      117,239       41,783
Total deposits......................................         214,868      128,334       62,900
Stockholders' equity................................          25,871       14,161       10,060

SIGNIFICANT RATIOS
Net income (loss) to:
  Average total assets..............................             .45%        (.81)%      (3.33)%
  Average stockholders' equity......................            4.52        (6.99)      (13.91)
Average stockholders' equity to average total assets...         9.98        11.53        23.96
Average loans to average deposits...................           88.79        89.14        69.78
Risk-based capital ratio............................           15.16        12.92        21.90

PER SHARE DATA
Basic net income (loss) per share...................      $      .46   $     (.61)  $    (1.25)
Diluted net income (loss) per share.................             .44         (.61)       (1.25)
Cash dividends paid.................................            0.00         0.00         0.00
Book value at end of period.........................           11.15         8.85         8.38
Basic weighted average shares outstanding...........       1,997,634    1,472,273    1,189,234
Diluted weighted average shares outstanding.........       2,110,743    1,472,273    1,189,234

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

INTRODUCTION

     The following discussion and analysis of the Consolidated Financial Statements of Centra is presented to provide insight into management's assessment of the financial results and operations of Centra. Centra Bank is the sole operating subsidiary of Centra and all comments, unless otherwise noted, are related to the bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Centra's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

     The most significant accounting policies followed by the bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management's discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

     The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of homogeneous loans based on historical loss experience of peer banks, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.

     Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

     Centra did not record income tax expense (benefit) during 2002, 2001 and 2000. While Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. Due to the uncertainty as to the realization of net deferred tax assets, a portion of the net deferred tax assets was recognized in 2002 and it is anticipated that Centra will utilize the remaining net operating losses carried forward during 2003. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in
Note 8 to the consolidated financial statements along with.

RECENT ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

     Note 1 to the consolidated financial statements discusses new accounting policies adopted by the bank during 2002 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the bank's financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of management's discussion and analysis of operations and notes to the consolidated financial statements.

SUMMARY FINANCIAL RESULTS

     The bank began operations on February 14, 2000 with a mission to provide community banking to the Morgantown area. During 2001, Centra expanded into the Martinsburg, West Virginia region with two offices. The bank concluded 2002 with total assets of $266.2 million and deposits of $214.9 million.

     Centra earned $925,000 in 2002 compared to a net loss of $896,000 in 2001. The earnings equated to a return on average assets of .45% and a return on average equity of 4.52%, compared to prior year results of (.81)% and (6.99)% respectively. Basic income per share was $.46 in 2002 compared to $(.61) in 2001. Diluted earnings per share was $.44 in 2002 compared to $(.61) in 2001. Prior losses resulted from the start-up nature of a de novo banking institution striving to build critical mass to support staffing levels and back room operations. Centra also opened three offices during 2001 and incurred significant start-up costs associated with office openings. Profitability has improved each quarter since the first quarter of 2001. The fourth quarter of 2001 was Centra's first profitable quarter since inception.

     While operating in a challenging interest rate environment, the bank achieved a 5.44% yield on earning assets compared to 6.92% in 2001. Despite extensive competition, loans increased to $186.7 million at December 31, 2002 from $118.7 million at December 31, 2001. The bank's ability to acquire quality loans is supported by a minimal delinquency rate, one $14,000 non-accrual loan, and no other nonperforming, classified or renegotiated loans at December 31, 2002.

     Deposits increased from $128.3 million at December 31, 2001, to $214.9 million at December 31, 2002, due to continued growth in both the Morgantown and Martinsburg markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 2.67% for 2002 compared to 4.26% in 2001. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.22% in 2002 compared to 3.36% in 2001.

     The bank maintained a high quality, short-term investment portfolio during 2002 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers accounts. U.S. government and agency securities comprised the majority of the bank's investment portfolio at December 31, 2002 and 2001.

INTEREST INCOME AND EXPENSE

     Net interest income is the amount by which interest income on earning assets exceeds interest incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits.

     Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra's balance sheet. As noted above, the net interest margin was 3.22% in 2002 compared to 3.36% in 2001. The net interest margin faced pressure due to competitive pricing of loans and deposits in Centra's markets and the Federal Reserve's .50% rate decrease in November, 2002. This followed the Federal Reserve's 11 rate decreases during 2001. Management's estimate of the impact of future changes in market interest rates is shown in the section captioned "Interest Rate Risk".

     Management continues to analyze methods to deploy Centra's assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future. Centra will attempt to maintain a loan to deposit ratio under 90% in 2003.

     During 2002, net interest income increased by $2.8 million or 81.0% from $3.5 million in 2001 to $6.3 million in 2002. This increase is largely due to the growth in earning assets, primarily $104.2 million in loans. Average total earning assets were $194.4 million in 2002 compared to $102.8 million in 2001. Average loans grew to $149.9 million in 2002 from $79.9 million in 2001. As a result of this growth, total interest income increased by $3.4 million, or 48.4%, from $7.1 million in 2001 to $10.6 million in 2002. Average interest-bearing liabilities, primarily deposits, likewise increased in 2002 by $75.2 million. Average interest-bearing deposits grew to $146.3 million in 2002 compared to $77.8 million in 2001. As a result of this growth, total interest expense increased by $.7 million, or 17.7%, from $3.7 million in 2001 to $4.3 million in 2002.

     Despite the growth in the volume of earning assets during 2002, the yield on earning assets decreased to 5.44% in 2002 from 6.92% in 2001. This decline was due to the lower interest rate environment as the yield on net loans decreased to 6.48% in 2002, compared to 7.80% in 2001. In addition, Centra's investment portfolio yield declined significantly during 2002 to 2.11% from 4.08% in 2001 due to the deteriorating interest rate environment in 2002 and 2001 and the short-term nature of the portfolio. This short-term maturity structure was necessary to provide funding for loan growth and liquidity needs.

     The cost of interest-bearing liabilities decreased to 2.67% in 2002 from 4.26% in 2001. This decline is primarily a result of the lower interest rates paid on deposit products as the cost of deposits declined to 2.87% in 2002 from 4.44% in 2001.

PROVISION FOR LOAN LOSSES

     In 2002, Centra recorded a provision for loan losses of $967,000 compared to $793,000 in 2001. Due to the start-up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank's primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under "Allowance for Loan Losses."

NON-INTEREST INCOME

     Fees related to real estate loans sold in the secondary market, deposit accounts and electronic banking revenue generate the core of the bank's non-interest income. Non-interest income totaled $1,529,000 in 2002 compared to $753,000 in 2001. This increase is due to the aforementioned growth in deposits during 2002 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

     Other service charges and fees increased from $166,000 in 2001 to $304,000 in 2002. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

     Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. Centra recognized $757,000 as fees from selling those loans during 2002. Centra recognized $371,000 of such fees in 2001. The dramatic increase resulted from lower mortgage rates in 2002 and the high volume of refinancing.

     Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra's product mix.

NON-INTEREST EXPENSE

     In 2002, total non-interest expense reached $5.9 million compared to $4.3 million in 2001. The level of non-interest costs incurred is representative of a start-up bank in the early years of operations and includes costs associated with opening three offices during 2001 and operating those offices for the entire year of 2002.

     Salaries and benefits expense totaled $2.7 million in 2002 compared to $2.0 million in 2001. Salaries and benefits expense reflects Centra's commitment to provide high quality customer service utilizing cutting edge technology. At December 31, 2002, Centra had 72 full-time equivalent employees compared to 57 full-time equivalent employees at December 31, 2001. This increase relates to the addition of customer service and operations personnel to support growth and the full year's operation of the offices opened during 2001. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

     Occupancy expense totaled $618,000 in 2002 compared to $469,000 in 2001. This increase is due to the full year's operation of the branch offices opened in 2001. Included in these totals are depreciation expense of $66,400 in 2002 and $46,100 in 2001. Lease expense totaled $408,685 in 2002 compared to $330,407 in 2001.

     Equipment expense totaled $600,000 in 2002 compared to $447,000 in 2001. Depreciation expense on furniture, fixtures, and equipment constituted $410,185 in 2002 compared to $295,626 in 2001. Equipment depreciation reflects Centra's commitment to technology and the addition of equipment related a full year's depreciation on the branch openings in 2001.

     Advertising costs totaled $249,000 in 2002 compared to $151,000 in 2001. Total costs for 2002 reflect the marketing of the bank's products and the marketing of the newly opened Foxcroft Avenue headquarters in Martinsburg. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

     Professional fees totaled $140,000 in 2002 compared to $130,000 in 2001. This increase is commensurate with the overall growth and complexity of the bank.

     Data processing costs totaled $408,000 in 2002 compared to $274,000 in 2001. This increase is related to the overall account and transaction growth of the bank.

     Other expense increased from $804,000 in 2001 to $1,161,000 in 2002. The primary components of growth in this area are increased courier costs, taxes not based on income and travel costs associated with the various banking offices.

     Centra's key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale, the relevancy of the efficiency ratio as an indicator of performance is currently minimal.

2001 COMPARED TO 2000

     Net interest income increased by $2.0 million when comparing 2001 with 2000. This increase is largely due to growth in earning assets, primarily loans, of $76.2 million in 2001. Average interest-bearing liabilities increased by $55.3 million in 2001. This increase was predominantly due to an increase in interest-bearing deposits of $49.0 million.

     The provision for loan losses was $793,000 in 2001 compared to $636,000 in 2000. This increase is due to the increase in total loans.

     Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts and electronic banking revenue. As Centra incurred its first full year of operations, deposit related fees increased to the increase in bank deposits. In addition, fees related to mortgage loans sold increased from $371,000 in 2000 to $757,000 in 2002.

     Non-interest expense reached $4.3 million in 2001 compared to $2.4 million in 2000. This increase is representative of a start-up bank in the early years of operations and includes the costs associated with opening three banking offices in 2001.

RETURN ON ASSETS

     Centra's return on assets was .45% in 2002 and (.81)% in 2001. Prior year's negative return reflects the commitment that start-up financial institutions must endure as they attempt to attain critical mass to support their infrastructure and as they grow the interest earning asset base. We anticipate that this performance indicator will continue to migrate toward those of Centra's peers as it did in 2002.

RETURN ON EQUITY

     Centra's return on average stockholders' equity ("ROE") was 4.52% in 2002 and (6.99)% in 2001. These improving returns also reflect Centra's start-up nature and the movement towards improving profitability.

     The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 11 of Notes to the consolidated financial statements included in Item 8 herein.

INCOME TAX BENEFIT

     Centra has not recorded income tax expense or benefit during 2002 or 2001 because of net operating losses which were generated in prior years. During 2001 and 2000, the bank established a valuation allowance that eliminated the tax benefit from the financial statements due to the uncertainty as to the realization of net deferred tax assets. During 2002, Centra incurred income tax expense of $318,000, which was fully offset by utilization of net operating loss carry-forwards.

OVERVIEW OF THE STATEMENT OF CONDITION

     Centra's balance sheet at December 31, 2002 changed significantly in comparison to December 31, 2001. This change was primarily due to a full year of operations of the three branch offices opened during 2001 and overall growth of the bank. Total assets grew to $266.2 million at December 31, 2002 from $155.6 million at December 31, 2001. The new offices contributed to the increase in loans of $68.1 million in 2002. This growth in loans and investments was funded by increases in all categories of deposits and short-term borrowings. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

     Deposits grew to $214.9 million at December 31, 2002, an increase of $86.5 million from December 31, 2001. Short-term borrowings increased to $24.6 million as of December 31, 2002, an increase of $12.0 million from December 31, 2001.

     Stockholders' equity increased $11.7 million from 2001 due essentially to a $10.8 million stock offering, less expenses of the offering, plus earnings for the year.

CASH AND CASH EQUIVALENTS

     Centra's cash and cash equivalents totaled $30.0 million at December 31, 2002, compared to $13.9 million at December 31, 2001, an increase of $16.2 million.

     Management believes the current balance of cash and cash equivalents adequately serves Centra's liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes the liquidity needs of Centra are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Centra to meet cash obligations as they come due.

INVESTMENT SECURITIES

     Investment securities totaled $37.2 million at December 31, 2002, compared to $13.1 million at December 31, 2001. Government sponsored agency securities comprise the majority of the portfolio. This increase reflects the growth that occurred in deposits and short-term borrowings and will provide funding necessary to support loan growth.

     All of Centra's investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2002, the amortized cost of Centra's investment securities totaled $37.1 million, resulting in unrealized appreciation in the investment portfolio of $54,000.

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

LOANS

     Centra's lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages and consumer lending. Loans totaled $186.7 million as of December 31, 2002, compared to $118.7 million at December 31, 2001.

     Centra experienced significant loan growth during 2002 in commercial and all other loan classifications. At December 31, 2002, commercial loans totaled 69% of Centra's total loan portfolio, comprising the largest portion of the loan portfolio. Commercial loans totaled $128.9 million at December 31, 2002 compared to $81.6 million at December 31, 2001. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2003. In addition to the anticipated additional in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

     Real estate loans to Centra's retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 23% of Centra's total loan portfolio. Real estate mortgage loans totaled $42.8 million at December 31, 2002, compared to $27.7 million at December 31, 2001.

     Included in real estate loans are home equity credit lines totaling $16.7 million in 2002 compared to $9.0 million at December 31, 2001. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra's lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

     Consumer lending continues to be a vital part of Centra's core lending. At December 31, 2002, consumer loan balances totaled $15.1 million compared to $9.4 million at December 31, 2001. The majority of Centra's consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra's consumer loan portfolio, which can be attributed to Centra's commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

LOAN CONCENTRATION

     At December 31, 2002, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing and general contracting industry, convenience stores, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.

ALLOWANCE FOR LOAN LOSSES

     Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management's estimate of probable losses based upon historical loss factors. Due to the absence of losses to date, the bank utilizes historical loss factors comparable to peer banks operating in our lending area. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level.

     The results of this analysis at December 31, 2002, indicate that the reserve for loan losses is considered adequate to absorb losses inherent in the portfolio.

     Centra incurred charge offs totaling $18,000 in 2002 and $3,000 in 2001. Centra had one nonaccrual loan at December 31, 2002 of $14,000. Centra had no other nonperforming assets or other real estate owned as of December 31, 2002 or 2001. As of December 31, 2002, Centra had delinquent loans of $158,000 and none as of December 31, 2001.

FUNDING SOURCES

     Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $214.9 million, or 89.4% of Centra's funding sources at December 31, 2002.

     Non-interest bearing deposits remain a core funding source for Centra. At December 31, 2002, non-interest bearing balances totaled $27.3 million compared to $17.6 million at December 31, 2001. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

     Interest-bearing deposits totaled $187.5 million at December 31, 2002, compared to $110.7 million at December 31, 2001. On a percentage basis, interest-bearing transaction accounts were the largest growth component of Centra's deposits. Average interest-bearing liabilities totaled $161.2 million during 2002 compared to $86.0 million during 2001. Average non-interest bearing liabilities totaled $23.2 million during 2002 compared to $12.3 million during 2001. Management will continue to emphasize deposit gathering in 2003 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra's strategic goals.

     Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra's short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2002, short-term borrowings totaled $24.6 million compared to $12.6 million in 2001.

CAPITAL/STOCKHOLDERS' EQUITY

     During the year ended December 31, 2002, stockholders' equity increased approximately $11.7 million (or 82.7%) to $25.9 million. This increase resulted primarily from the issuance of $10.8 million of common stock in a public offering in 2002. Centra paid no dividends during 2002 or 2001.

     At December 31, 2002, accumulated other comprehensive income totaled $54,000, an increase of $51,000 from December 31, 2001. This represents net unrealized gains on available-for-sale securities at December 31, 2002. Because all the investment securities in Centra's portfolio are classified as available-for-sale, both the investment and equity sections of Centra's balance sheet are more sensitive to the changing market values of investments.

     Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established "risk-based" capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra's risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements. At December 31, 2002, Centra and its banking subsidiary's risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra's risk-based capital ratio of 15.16% at December 31, 2002, is well above the well-capitalized standard of 10%. Centra's Tier 1 capital ratio of 13.91% also exceeded the well-capitalized minimum of 6%. The Leverage ratio at December 31, 2002 was 10.32% and was also above the well-capitalized standard of 5%. Management believes Centra's capital continues to provide a strong base for profitable growth.

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

     ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that by the end of 2002, the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of December 31, 2002. During each of the forecasted declining rate scenarios, deposit rates cannot decline the full amount of the projected decrease due to reaching the floor of zero. The interest earning asset portion of the balance sheet continues to generate reduced interest income thereby generating net interest income at risk higher than current policy guidelines. ALCO has discussed these scenarios and will continue to monitor the interest rate environment.

The following table is provided to show the earnings at risk and value at risk positions of Centra as of December 31, 2002.

                                                       ESTIMATED
     IMMEDIATE               ESTIMATED          INCREASE (DECREASE) IN
INTEREST RATE CHANGE   INCREASE (DECREASE) IN       ECONOMIC VALUE
 (IN BASIS POINTS)      NET INTEREST INCOME            OF EQUITY
--------------------   ----------------------   -----------------------
                        (DOLLARS IN THOUSANDS)
                                                  $(2,313)       (8.7)%
         300            $   136         1.6%
                                                   (1,548)       (5.8)
         200                 91         1.1
                                                     (766)       (2.9)
         100                 55         0.6
                                                      757         2.9
        -100             (1,371)      (15.9)

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

     The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from assets such as maturities, principal payments and income from loans and investment securities. During the year ended December 31, 2002 cash provided by financing activities totaled $109.3 million, while outflows from investing activity totaled $93.3 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates which enables Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available for sale and can be utilized as an additional source of liquidity.

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

FOURTH QUARTER

     Centra's quarterly profitability has increased each quarter since the first quarter of 2001. Centra's fourth quarter net income was $353,000 in 2002 compared to $24,000 in the fourth quarter of 2001. This equated to basic income per share, on a quarterly basis, of $.15 in 2002 and $.02 in 2001. Net interest income increased in each quarter during 2002 and was $1.8 million in the fourth quarter of 2002. Other income also increased in each quarter and was $540,000 in the fourth quarter of 2002.

FUTURE OUTLOOK

     The bank's results of operations represent the growth stages of a de novo banking institution. Due to our branch openings in 2001 and continued customer acceptance of our customer service commitment, Centra has become a strong competitor in the markets that it serves, and the growth in 2002 resulted in a continuation of the profitability that was achieved in the fourth quarter of 2001. Centra will continue to penetrate its markets with an emphasis on customer service with the highest quality products and technology.

     Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank continues to utilize retail and business internet services. In addition to "top of the line" technology, the bank is committed to providing individual and personal banking services. Centra will continue to search for quality banking locations as well as exploring alternative delivery systems. In December 2002, Centra entered a land lease for property at the entrance to Glenmark Center on Route 119 in Morgantown. Plans are to build a branch facility on this site in 2003.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Please refer to pages 22-24 in Item 7 of this Form 10-KSB.

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

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31
                                                              -------------------
                                                                2002       2001
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 --------   --------
ASSETS
Cash and cash equivalents...................................  $  6,200   $  4,838
Interest-bearing deposits in other banks....................     1,001      2,272
Federal funds sold..........................................    22,817      6,757
                                                              --------   --------
     Total cash and cash equivalents........................    30,018     13,867
Available-for-sale securities, at estimated fair value
  (amortized cost of $37,116 in 2002 and $13,093 in 2001)...    37,170     13,096
Loans.......................................................   186,737    118,665
Allowance for loan losses...................................    (2,375)    (1,426)
                                                              --------   --------
     Net loans..............................................   184,362    117,239
Premises and equipment......................................     4,019      3,819
Loans held for sale.........................................     7,317      5,342
Other assets................................................     3,350      2,197
                                                              --------   --------
     Total assets...........................................  $266,236   $155,560
                                                              ========   ========
LIABILITIES
Deposits
  Non-interest bearing......................................  $ 27,334   $ 17,591
  Interest bearing..........................................   187,534    110,743
                                                              --------   --------
     Total deposits.........................................   214,868    128,334
Short-term borrowings.......................................    24,578     12,552
Other liabilities...........................................       919        513
                                                              --------   --------
     Total liabilities......................................   240,365    141,399
Stockholders' equity
Preferred stock, $1 par value, 1,000,000 authorized, none
  issued....................................................        --         --
Common stock, $1 par value, 50,000,000 authorized, 2,320,550 and 1,600,500 issued and outstanding at December 31, 2002
  and 2001, respectively....................................     2,320      1,600
Additional paid-in capital..................................    25,419     15,405
Accumulated deficit.........................................    (1,922)    (2,847)
Accumulated other comprehensive income......................        54          3
                                                              --------   --------
     Total stockholders' equity.............................    25,871     14,161
                                                              --------   --------
     Total liabilities and stockholders' equity.............  $266,236   $155,560
                                                              ========   ========

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                   YEAR ENDED DECEMBER 31
                                                              ---------------------------------
                                                                2002        2001        2000
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                 ---------   ---------   ---------
Interest income:
  Loans, including fees.....................................  $   9,594   $   6,146   $   2,027
  Loans held for sale.......................................        168         113           8
  Securities available-for-sale.............................        499         589         816
  Interest-bearing bank balances............................         32          49          12
  Federal funds sold........................................        273         221         333
                                                              ---------   ---------   ---------
     Total interest income..................................     10,566       7,118       3,196
Interest expense:
  Deposits..................................................      4,194       3,452       1,663
  Short-term borrowings.....................................        118         210         104
                                                              ---------   ---------   ---------
     Total interest expense.................................      4,312       3,662       1,767
                                                              ---------   ---------   ---------
     Net interest income....................................      6,254       3,456       1,429
Provision for loan losses...................................        967         793         636
                                                              ---------   ---------   ---------
     Net interest income after provision for loan losses....      5,287       2,663         793
Other income:
  Service charges on deposit accounts.......................        420         181          37
  Other service charges and fees............................        304         166          28
  Secondary market income...................................        757         371          25
  Other.....................................................         48          35          15
                                                              ---------   ---------   ---------
     Total other income.....................................      1,529         753         105
Other expense:
  Salaries and employee benefits............................      2,715       2,037       1,082
  Occupancy expense.........................................        618         469         271
  Equipment expense.........................................        600         447         244
  Advertising...............................................        249         151         145
  Professional fees.........................................        140         130          54
  Data processing...........................................        408         274         128
  Other.....................................................      1,161         804         460
                                                              ---------   ---------   ---------
     Total other expense....................................      5,891       4,312       2,384
                                                              ---------   ---------   ---------
     Net income (loss) before income taxes..................        925        (896)     (1,486)
Income taxes:
  Federal...................................................         --          --          --
  State.....................................................         --          --          --
                                                              ---------   ---------   ---------
     Total income taxes.....................................         --          --          --
                                                              ---------   ---------   ---------
     Net income (loss)......................................  $     925   $    (896)  $  (1,486)
                                                              =========   =========   =========
Basic earnings (loss) per share.............................  $     .46   $    (.61)  $   (1.25)
Diluted earnings (loss) per share...........................  $     .44   $    (.61)  $   (1.25)
Basic weighted average shares outstanding...................  1,997,634   1,472,273   1,189,234
Diluted weighted average shares outstanding.................  2,110,743   1,472,273   1,189,234

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                      ADDITIONAL       STOCK                         OTHER
                             COMMON    PAID-IN     SUBSCRIPTIONS   ACCUMULATED   COMPREHENSIVE
                             STOCK     CAPITAL      RECEIVABLE       DEFICIT     INCOME (LOSS)    TOTAL
(DOLLARS IN THOUSANDS)       ------   ----------   -------------   -----------   -------------   -------
Balance, January 1, 2000...  $1,200    $10,800        $(1,202)       $  (465)        $(19)       $10,314
Issuance of common stock...     --          --          1,202             --           --          1,202
Comprehensive loss:
  Net loss.................     --          --             --         (1,486)          --         (1,486)
  Other comprehensive loss:
     Unrealized gain on
       available-for-sale
       securities..........     --          --             --             --           30             30
                                                                                                 -------
  Total comprehensive
     loss..................                                                                       (1,456)
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  2000.....................  1,200      10,800             --         (1,951)          11         10,060
Issuance of common stock...    400       4,605             --             --           --          5,005
Comprehensive loss:
  Net loss.................     --          --             --           (896)          --           (896)
  Other comprehensive loss:
     Unrealized loss on
       available-for-sale
       securities..........     --          --             --             --           (8)            (8)
                                                                                                 -------
  Total comprehensive
     loss..................                                                                         (904)
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  2001.....................  1,600      15,405             --         (2,847)           3         14,161
Issuance of common stock...    720      10,014             --             --           --         10,734
Comprehensive loss:
  Net income...............     --          --             --            925           --            925
  Other comprehensive loss:
     Unrealized gain on
       available-for-sale
       securities..........     --          --             --             --           51             51
                                                                                                 -------
  Total comprehensive
     loss..................                                                                          976
                             ------    -------        -------        -------         ----        -------
Balance, December 31,
  2002.....................  $2,320    $25,419        $    --        $(1,922)        $ 54        $25,871
                             ======    =======        =======        =======         ====        =======

                See Notes to Consolidated Financial Statements.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002       2001        2000
(DOLLARS IN THOUSANDS)                                        --------   ---------   --------
Operating activities:
Net income (loss)...........................................  $    925   $    (896)  $ (1,486)
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Accretion of discounts on securities...................      (312)       (562)      (654)
     Amortization of premiums on securities.................         9          --         --
     Provision for loan losses..............................       967         793        636
     Depreciation...........................................       477         342        171
     Loans originated for sale..............................   (57,422)    (34,606)      (683)
     Proceeds from loans sold...............................    55,447      29,946         --
     Increase in accrued expenses...........................       406         167        146
     Increase in other assets...............................      (317)       (205)      (243)
                                                              --------   ---------   --------
       Net cash provided by (used in) operating
          activities........................................       180      (5,021)    (2,113)
Investing activities:
Purchases of premises and equipment.........................      (677)     (1,879)    (2,137)
Purchases of life insurance.................................      (836)     (1,008)      (620)
Purchases of available-for-sale securities..................   (86,769)   (118,003)   (87,339)
Sales and maturities of available-for-sale securities.......    63,049     128,883     71,984
Net increase in loans made to customers.....................   (68,090)    (76,249)   (42,419)
                                                              --------   ---------   --------
Net cash used in investing activities.......................   (93,323)    (68,256)   (60,531)
Financing activities:
Net increase in deposits....................................    86,533      65,435     62,901
Net increase in securities sold under agreement to
  repurchase................................................    12,027       9,063      3,488
Proceeds of stock offering..................................    10,734       5,005      1,202
                                                              --------   ---------   --------
       Net cash provided by financing activities............   109,294      79,503     67,591
                                                              --------   ---------   --------
       Increase in cash and cash equivalents................    16,151       6,226      4,947
Cash and cash equivalents -- beginning of period............    13,867       7,641      2,694
                                                              --------   ---------   --------
       Cash and cash equivalents -- end of period...........  $ 30,018   $  13,867   $  7,641
                                                              ========   =========   ========
Supplemental cash flow information:
  Interest paid.............................................  $  4,257   $   3,622   $  1,637
  Income taxes paid.........................................  $     --   $      --   $     --

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

     The following is a summary of significant accounting policies followed in the preparation of the financial statements:

  PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Centra Financial Holdings Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all with original maturities of 90 days or less.

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

  LOANS

     Loans are stated at the principal amount outstanding, net of any unearned income. Loans are deemed delinquent when scheduled principal or interest payments are 30 to 90 days past due.

     Interest income is recognized on an accrual basis. Loan origination fees and certain direct costs are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Other credit-related fees such as commitment fees, letter and line of credit fees are recognized as fee income when earned.

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

  ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management's determination of the adequacy of the allowance for

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience of peer banks, peer group comparisons, current national and local economic conditions, volume, growth, and composition of the portfolio, and other relevant risk factors. This evaluation is inherently subjective and it requires material estimates, including estimated losses on pools of loans grouped by similar risk characteristics based on historical loss experience of peers and consideration of current economic conditions, that may be susceptible to significant change. Increases to the allowance for estimated credit losses are made by charges to the provision for loan losses. Loans that would be determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.

     Centra's allowance for loan losses is the combination of estimated allowances for specific commercial credits, if any, and allowances for the remaining loans, grouped by similar characteristics. Management's estimate of each component of the allowance for loan losses is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated.

     A key element of Centra's methodology for determining the allowance for loan losses is Centra's formal credit risk monitoring procedures, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the individual borrower's ability to meet its contractual obligations. Upon detection of the borrower's inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined. For the remaining loans, historical peer loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can ensure the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

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

  INCOME TAXES

     Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the statutory tax rate that will be in effect when the differences are expected to reverse. A valuation allowance is established for uncertainty as to the realization of net deferred tax assets.

  STOCK BASED COMPENSATION

     Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES determined using the fair value method, pro forma net income (loss) for the years ended December 31, 2002, 2001 and 2000 would have been as follows:

                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            2002     2001      2000
                                                           ------   -------   -------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Net income (loss) as reported............................  $  925   $  (896)  $(1,486)
Stock based compensation using fair value method.........    (241)     (118)     (211)
                                                           ------   -------   -------
Pro forma net income (loss)..............................  $  684   $(1,014)  $(1,697)
                                                           ======   =======   =======
Basic earnings (loss) per share as reported..............  $  .46   $  (.61)  $ (1.25)
Diluted earnings (loss) per share as reported............  $  .44   $  (.61)  $ (1.25)
Proforma basic earnings (loss) per share.................  $  .34   $  (.69)  $ (1.43)
Proforma diluted earnings (loss) per share...............  $  .32   $  (.69)  $ (1.43)

     For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in
Note 14.

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation -- Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra will continue to account for its stock options under the intrinsic value method. See
Note 14 to the consolidated financial statements for further discussion of stock options.

 EARNINGS PER SHARE

     Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 113,109 shares in 2002. Basic and diluted earnings per share are equal for Centra in 2001 and 2000 due to the overall loss and anti-dilutive impact of the options.

 OPERATING SEGMENTS

     Centra's business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels.

 RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for the bank as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. The bank does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

2.  FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments:

 CASH AND CASH EQUIVALENTS

     The carrying amounts reported in the balance sheet approximate their fair values.

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

 FINANCIAL INSTRUMENTS

     The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter-parties' credit standing. The estimated fair value of these commitments approximates their carrying value.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

     The estimated fair values of Centra's financial instruments are as follows:

                                                 2002                        2001
                                       -------------------------   -------------------------
                                       CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                        AMOUNT        VALUE         AMOUNT        VALUE
(DOLLARS IN THOUSANDS)                 --------   --------------   --------   --------------
Financial assets:
  Cash and cash equivalents..........  $ 30,018      $ 30,018      $ 13,867      $ 13,867
  Investment securities..............    37,170        37,170        13,096        13,096
  Loans..............................   186,737       188,961       118,665       118,042
Financial liabilities:
  Deposits...........................   214,868       216,535       128,334       134,822
  Short-term borrowings..............    24,578        24,578        12,552        12,552

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

                                                SECURITIES CLASSIFIED AS AVAILABLE-FOR-SALE
                                              -----------------------------------------------
                                                            GROSS        GROSS      ESTIMATED
                                              AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                COST        GAINS        LOSSES       VALUE
(DOLLARS IN THOUSANDS)                        ---------   ----------   ----------   ---------
At December 31, 2002:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $36,716       $69          $(24)      $36,761
Other securities............................       400         9            --           409
                                               -------       ---          ----       -------
       Total available-for-sale
          securities........................   $37,116       $78          $(24)      $37,170
                                               =======       ===          ====       =======

At December 31, 2001:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $12,976       $ 9          $ (6)      $12,979
Other securities............................       117        --            --           117
                                               -------       ---          ----       -------
  Total available-for-sale securities.......   $13,093       $ 9          $ (6)      $13,096
                                               =======       ===          ====       =======

At December 31, 2000:
U.S. Treasury securities and obligations of
  U.S. government agencies and
  corporations..............................   $23,389       $11          $ --       $23,400
Other securities............................        22        --            --            22
                                               -------       ---          ----       -------
  Total available-for-sale securities.......   $23,411       $11          $ --       $23,422
                                               =======       ===          ====       =======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

MATURITY DISTRIBUTION OF AVAILABLE-FOR-SALE SECURITIES:

                                                             CONTRACTUAL MATURITIES
                                                    -----------------------------------------
                                                     U.S. TREASURY
                                                    SECURITIES AND                   TOTAL
                                                    OBLIGATIONS OF                 AVAILABLE-
                                                    U.S. GOVERNMENT     OTHER       FOR-SALE
                                                       AGENCIES       SECURITIES   SECURITIES
(DOLLARS IN THOUSANDS)                              ---------------   ----------   ----------
December 31, 2002
  Within one year:
     Amortized cost...............................      $23,433         $  --       $23,433
     Fair value...................................      $23,491         $  --       $23,491
     Yield........................................         1.84%         0.00%         1.84%
  1 to 5 years:
     Amortized cost...............................      $13,283         $  --       $13,283
     Fair value...................................      $13,270         $  --       $13,270
     Yield........................................         1.89%         0.00%         1.89%
  5 to 10 years:
     Amortized cost...............................      $    --         $  --       $    --
     Fair value...................................      $    --         $  --       $    --
     Yield........................................         0.00%         0.00%         0.00%
  Over 10 years:
     Amortized cost...............................      $    --         $ 400       $   400
     Fair value...................................      $    --         $ 409       $   409
     Yield........................................         0.00%         3.25%         3.25%
  Total amortized cost............................      $36,716         $ 400       $37,116
  Total fair value................................      $36,761         $ 409       $37,170
  Total yield.....................................         1.87%         3.25%         1.87%

At December 31, 2002 investment securities having a carrying value of $25,117,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following is a detail of total loans outstanding as of December 31:

                                                                2002       2001
(DOLLARS IN THOUSANDS)                                        --------   --------
Commercial..................................................  $ 32,711   $ 25,597
Real estate, commercial.....................................    96,147     55,960
Real estate, mortgage.......................................    42,808     27,718
Consumer....................................................    15,071      9,390
                                                              --------   --------
  Total loans...............................................  $186,737   $118,665
                                                              ========   ========

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

     The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

                                                               2002     2001    2000
                                                              ------   ------   ----
Balance, January 1..........................................  $1,426   $  636   $ --
Provision...................................................     967      793    636
  Charge-offs...............................................      18        3     --
  Recoveries................................................      --       --     --
                                                              ------   ------   ----
     Net charge-offs........................................      18        3     --
                                                              ------   ------   ----
Balance, December 31........................................  $2,375   $1,426   $636
                                                              ======   ======   ====

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

     Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Centra had no impaired loans at December 31, 2002.

     In the normal course of its business, Centra's subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31:

                                                               2002      2001
(DOLLARS IN THOUSANDS)                                        -------   -------
Balance, January 1..........................................  $12,758   $10,855
New loans...................................................   12,100    10,269
Repayments..................................................  (12,000)   (8,366)
                                                              -------   -------
  Balance, December 31......................................  $12,858   $12,758
                                                              =======   =======

5.  BANK PREMISES AND EQUIPMENT

     The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

                                                               2002     2001
(DOLLARS IN THOUSANDS)                                        ------   ------
Land........................................................  $  481   $  481
Building and premises.......................................     712      712
Leasehold improvements......................................     893      594
Furniture, fixtures and equipment...........................   2,913    2,545
                                                              ------   ------
                                                               4,999    4,332
Accumulated depreciation....................................    (980)    (513)
                                                              ------   ------
     Net book value.........................................  $4,019   $3,819
                                                              ======   ======

     Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2002:

                                                               OPERATING
                                                                LEASES
(DOLLARS IN THOUSANDS)                                         ---------
Year Ending December 31:
  2003......................................................    $  479
  2004......................................................       461
  2005......................................................       525
  2006......................................................       507
  2007......................................................       507
  Thereafter................................................     3,967
                                                                ------
       Total minimum lease payments.........................    $6,446
                                                                ======

     Rent expense was $468,074 in 2002, $379,520 in 2001, and $254,719 in 2000.

     Centra leases its main banking facility from a Limited Liability Company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $217,906 in 2002; $223,142 in 2001; and $234,411 in 2000.

6.  DEPOSITS

     Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $38,673,000 in the first 3 months; $25,208,000 in months 4 through 12; $47,633,000 in years 2 and 3; and $5,236,000 over 3 years.

     Deposits from related parties approximated $21.7 million at December 31, 2002 and $16.2 million at December 31, 2001.

7.  SHORT-TERM BORROWINGS

     Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

                                                               2002      2001
(DOLLARS IN THOUSANDS)                                        -------   -------
Ending balance..............................................  $24,578   $12,551
Average balance.............................................   14,893     8,191
Highest month end balance...................................   24,578    12,551
Interest expense............................................      118       210
Weighted average interest rate:
  End of year...............................................     0.63%     0.84%
  During the year...........................................     0.79%     2.57%

     Centra has a maximum borrowing capacity of $59.4 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit and $3 million through a reverse repurchase agreement. Centra also has $5 million available from Bankers Bank via a reverse repurchase agreement.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

8.  INCOME TAXES

     Centra did not record income tax expense (benefit) during 2002, 2001 and 2000. While Centra generated net operating losses during 2001 and 2000 that would reduce future tax liabilities, a valuation allowance was established that eliminated the tax benefit from the financial statements until it was recognized, due to the uncertainty as to the realization of net deferred tax assets. During 2002, Centra incurred income tax expense of $318,000, which was fully offset by utilization of net operating loss carry-forwards.

     The effective income tax rate in the consolidated statement of operations is less than the statutory corporate tax rate due to the following:

                                                              2002    2001    2000
                                                              -----   -----   -----
Statutory corporate tax rate................................   34.0%   34.0%   34.0%
Differences in rate resulting from:
  State income taxes........................................    3.6     3.8     3.0
  Other.....................................................   (3.2)    1.6     0.0
  Change in valuation allowance.............................  (34.4)  (39.4)  (37.0)
                                                              -----   -----   -----
     Effective income tax rate..............................     --%     --%     --%
                                                              =====   =====   =====

     As of December 31, 2002, Centra has approximately $271,000 of federal net operating loss carry-forward that will expire in 2021 and $832,000 and $463,000 of state net operating loss carry-forwards that will expire in 2021 and 2020, respectively.

     The following is a summary of deferred tax assets (liabilities) as of December 31, 2002:

                                                               2002     2001
(DOLLARS IN THOUSANDS)                                        ------   -------
Deferred tax assets:
  Allowance for loan losses.................................  $  861   $   486
  Organization costs........................................      35        54
  Net operating loss........................................     162       614
  Other.....................................................     104        90
                                                              ------   -------
       Net deferred tax assets..............................   1,162     1,244
Deferred tax liabilities:
  Premises and equipment....................................     317        98
  Available-for-sale securities.............................      18         1
  Other.....................................................       8         8
                                                              ------   -------
       Net deferred tax liabilities.........................     343       107
                                                              ------   -------
       Net..................................................     819     1,137
Valuation allowance.........................................    (819)   (1,137)
                                                              ------   -------
                                                              $   --   $    --
                                                              ======   =======

9.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business, Centra is party to financial instruments with off-balance sheet risk necessary to meet the financing needs of customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit. The instruments involve,

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The contract or notional amounts of these instruments express the extent of involvement Centra has in these financial instruments.

LOAN COMMITMENTS AND STANDBY LETTERS OF CREDIT

     Loan commitments are made to accommodate the financial needs of Centra's customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $1,558,000 of standby letters of credit at December 31, 2002. Centra's exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at December 31, 2002 is $45,743,000.

     Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. At December 31, 2002, Centra had $7,960,000 of commitments to borrowers to originate loans to be sold on the secondary market.

10.  OTHER EXPENSES

     The following items of other expense exceed one percent of total revenue for the period indicated (in thousands):

                                                              2002     2001
                                                              ----     ----
Stationery and supplies.....................................  $136     $128
Outside services............................................   196      118
Taxes not on income.........................................   205      122

11.  REGULATORY MATTERS

     The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2003, Centra has $1,768,000 available for dividends.

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

     Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2002.

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

     As of December 31, 2002, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra's or its banking subsidiary's category.

     Centra and its banking subsidiary, Centra Bank's actual capital amounts and ratios are also presented in the following table.

                                                                                WELL CAPITALIZED
                                                                                  UNDER PROMPT
                                                            FOR CAPITAL            CORRECTIVE
                                       ACTUAL                ADEQUACY           ACTION PROVISION
                                  -----------------      -----------------      -----------------
                                  AMOUNT      RATIO      AMOUNT      RATIO      AMOUNT      RATIO
(DOLLARS IN THOUSANDS)            -------     -----      -------     -----      -------     -----
As of December 31, 2002
  Total capital (1).............  $27,966     15.2%      $14,774       8%       $18,467      10%
  Tier 1 (2)....................   25,687     13.9         7,387       4         11,080       6
  Tier 1 (3)....................   25,687     10.3         9,956       4         12,445       5
As of December 31, 2001
  Total capital (1).............   15,584     12.9%        9,650       8%        12,062      10%
  Tier 1 (2)....................   14,158     11.7         4,842       4          7,236       6
  Tier 1 (3)....................   14,158      9.9         5,720       4          7,151       5

---------------

(1) Ratio represents total risk-based capital to net risk-weighted assets.

(2) Ratio represents Tier 1 capital to net risk-weighted assets.

(3) Ratio represents Tier 1 capital to average assets.

12.  FEDERAL RESERVE REQUIREMENTS

     The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated on a percentage of total deposit liabilities and averaged $247,609 for the year ended December 31, 2002.

13.  EMPLOYEE BENEFIT PLANS

     The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment options selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2002. Centra's total expense associated with the Plan approximated $73,522 in 2002, $49,205 in 2001, and $29,265 in 2000.

     Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $167,000 and $101,000 at December 31, 2002 and 2001 respectively, and is included in other liabilities in the accompanying consolidated statements of condition. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2002 and 2001, the cost of the supplemental retirement plan, net of the increase in cash surrender value on the policies of $128,000 in 2002, $73,000 in

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

2001, and $22,000 in 2000, was a benefit of $63,000 and $15,000 in 2002 and 2001 and expense of $21,000 in 2000.

14.  STOCK OPTIONS

     Centra's stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 800,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option, therefore no compensation expense is recognized. All granted options vest in periods ranging from immediately to four years, and expire 10 years from the date of grant. The following summarizes Centra's stock options as of December 31, and the changes for the year then ended:

                                      2002                   2001                   2000
                              --------------------   --------------------   --------------------
                                          WEIGHTED               WEIGHTED               WEIGHTED
                                          AVERAGE                AVERAGE                AVERAGE
                               NUMBER     EXERCISE    NUMBER     EXERCISE    NUMBER     EXERCISE
                              OF SHARES    PRICE     OF SHARES    PRICE     OF SHARES    PRICE
                              ---------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year......................   467,200     $10.90     271,400     $10.00     271,400     $10.00
Granted.....................    12,500      15.00     201,300      12.09          --         --
Exercised...................        50      10.00         500      10.00          --         --
Canceled....................       100      11.00       5,000      10.20          --         --
                               -------     ------     -------     ------     -------     ------
Outstanding at end of
  year......................   479,550     $11.00     467,200     $10.90     271,400     $10.00
                               =======     ======     =======     ======     =======     ======
Exercisable at end of
  year......................   275,450     $10.61     200,850     $10.36     130,000     $10.00
                               =======     ======     =======     ======     =======     ======
Weighted average fair value
  of options granted during
  the year..................               $ 2.63                 $ 1.84                 $ 1.38
                                           ======                 ======                 ======

     The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with a risk-free interest rate of 2.79%, 4.21%, and 5.09% for 2002, 2001, and 2000, respectively, and a weighted-average expected life of the options of 7 years for 2002 and 4 years for 2001 and 2000. No volatility or expected dividends were used to estimate the fair value due to Centra's stock not being publicly traded and Centra having no history of dividend payments.

     The following summarizes information concerning Centra's stock options outstanding at December 31, 2002:

                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ----------------------------------------    ----------------------
                                             WEIGHTED
                                              AVERAGE       WEIGHTED                  WEIGHTED
                              OPTION         REMAINING      AVERAGE                   AVERAGE
                              SHARES        CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
EXERCISE PRICE              OUTSTANDING        LIFE          PRICE      EXERCISABLE    PRICE
--------------              -----------     -----------     --------    -----------   --------
  $10.00..................    266,850        7.33 years      $10.00       202,150      $10.00
  $11.00..................     54,200        8.00 years      $11.00        11,050      $11.00
  $12.50..................    146,000        8.88 years      $12.50        62,250      $12.50
  $15.00..................     12,500        9.70 years      $15.00            --      $15.00

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

15.  PARENT COMPANY ONLY FINANCIAL INFORMATION

CONDENSED BALANCE SHEET

                                                                  DECEMBER 31
                                                              -------------------
                                                               2002        2001
(DOLLARS IN THOUSANDS)                                        -------     -------
Assets:
  Due from banks............................................  $    27     $    --
  Available for sale securities, at estimated fair value
     (amortized cost of $103 in 2002).......................      112          --
  Investment in Second Tier Bank Holding Companies..........   25,732      14,161
                                                              -------     -------
     Total assets...........................................  $25,871     $14,161
                                                              =======     =======
Total liabilities and stockholders' equity..................  $25,871     $14,161
                                                              =======     =======

CONSOLIDATED STATEMENT OF INCOME

                                                                YEAR ENDED
                                                               DECEMBER 31
                                                              --------------
                                                              2002     2001
(DOLLARS IN THOUSANDS)                                        ----     -----
Total income -- dividends from bank subsidiary..............  $130     $  --
Total expense...............................................    --        --
                                                              ----     -----
Income before federal income taxes and equity in
  undistributed earnings of subsidiaries....................   130        --
Applicable income tax benefit...............................    --        --
Equity in undistributed income (loss) of subsidiaries.......   795      (896)
                                                              ----     -----
     Net income (loss)......................................  $925     $(896)
                                                              ====     =====

STATEMENT OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                2002          2001
(DOLLARS IN THOUSANDS)                                        ---------     --------
Net income (loss)...........................................  $    925      $  (896)
Equity in undistributed income (loss) of subsidiaries.......      (795)         896
                                                              --------      -------
     Net cash from operations...............................       130           --
Net cash used in investing activities
  Purchases of available-for-sale securities................      (103)          --
                                                              --------      -------
     Net cash from investing activities.....................      (103)          --
Net cash used in financing activities:
  Proceeds of stock offering................................    10,734        5,005
  Investment in subsidiaries................................   (10,734)      (5,005)
                                                              --------      -------
     Net change in cash.....................................        27           --
Cash and cash equivalents at beginning of year..............        --           --
                                                              --------      -------
     Cash and cash equivalents at end of year...............  $     27      $    --
                                                              ========      =======

                CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

16.  SUMMARIZED QUARTERLY INFORMATION (UNAUDITED)

     A summary of selected quarterly financial information for 2002 and 2001 follows:

     (Dollars in Thousands, except Per Share Data)

                                                 FIRST         SECOND        THIRD         FOURTH
                                                QUARTER       QUARTER       QUARTER       QUARTER
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)  ----------    ----------    ----------    ----------
2002:
  Interest income..........................    $    2,214    $    2,497    $    2,818    $    3,037
  Interest expense.........................           973         1,019         1,111         1,209
  Net interest income......................         1,241         1,478         1,707         1,828
  Provision for loan losses................           135           258           220           354
  Other income.............................           295           323           371           540
  Other expenses...........................         1,326         1,363         1,541         1,661
  Income taxes.............................            --            --            --            --
  Net income...............................            75           180           317           353
  Basic net earnings per share.............    $     0.05    $     0.10    $     0.14    $     0.15
  Diluted earnings per share...............    $     0.05    $     0.10    $     0.13    $     0.14
  Basic weighted average shares
     outstanding...........................     1,600,500     1,756,302     2,302,022     2,320,454
  Diluted weighted average shares
     outstanding...........................     1,657,396     1,881,582     2,425,915     2,456,891

2001:
  Interest income..........................    $    1,421    $    1,661    $    1,950    $    2,086
  Interest expense.........................           842           904           939           977
  Net interest income......................           579           757         1,011         1,109
  Provision for loan losses................           205           259           284            45
  Other income.............................            74           169           245           265
  Other expenses...........................           875         1,031         1,101         1,305
  Income taxes.............................            --            --            --            --
  Net income (loss)........................          (427)         (364)         (129)           24
  Basic and diluted earnings (loss) per
     share.................................    $    (0.35)   $    (0.25)   $    (0.08)   $     0.02
  Basic weighted average shares
     outstanding...........................     1,232,293     1,459,995     1,590,954     1,600,500
  Diluted weighted average shares
     outstanding...........................     1,232,293     1,459,995     1,590,954     1,657,420

                         REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

     We have audited the accompanying consolidated balance sheets of Centra Financial Holdings Inc. and subsidiaries (Centra) as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of Centra's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

                                          /s/  ERNST & YOUNG LLP

Charleston, West Virginia
February 28, 2003

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Directors and Executive Officers of Centra included those persons identified under "Election of Directors" on pages 2 through 4 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2003, which section is expressly incorporated by reference. Other Executive Officers were Kevin D. Lemley (47), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; Timothy
P. Saab (45), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; E. Richard Hilleary
(54), Senior Vice President -- Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Henry M. Kayes, Jr. (35), President -- Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch, Banking Bank and Trust (BB&T).

     Mr. Lemley, Mr. Saab, and Mr. Hilleary all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001.

ITEM 11.  EXECUTIVE COMPENSATION

     See "Executive Compensation and Other Information" on pages 7 through 8 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Stockholders for 2003, which is incorporated herein by reference.

     Neither the report of the Compensation Committee of the Board of Directors on executive compensation nor the performance graph included in Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2003, shall be deemed to be incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     See "Ownership of Securities by Directors and Executive Officers" on page 8 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2003, which section is expressly incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     See "Certain Transactions with Directors and Officers and Their Respective Associates" on page 5 of Centra's definitive Proxy Statement relating to Centra's Annual Meeting of Shareholders for 2003, which section is expressly incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

     The company's chief executive officer and chief financial officer, based on their evaluation within 90 days prior to the date of this report of the company's disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company's disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company's filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     There were no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

     Appearing immediately following the signatures of this annual report on Form 10-KSB, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with
Section 302 of the Sarbanes-Oxley Act of 2002. This section of the annual report on

Form 10-KSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

     Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-KSB), is recorded, processed, summarized and reported within the time period specified under the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company's financial statements in conformity with generally accepted accounting principles.

     The company's management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

     Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company's disclosure controls are effective to ensure that material information relating to Centra and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS:

     The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

                                                                      PAGE
                                                                      ----
       Report of Independent Auditors (Ernst & Young LLP)..........    45
       Consolidated Balance Sheets as of December 31, 2002 and
         2001......................................................    27
       Consolidated Statements of Income for the years ended
         December 31, 2002, 2001 and 2000..........................    28
       Consolidated Statements of Stockholders' Equity for the
         years ended December 31, 2002, 2001 and 2000..............    29
       Consolidated Statements of Cash Flows for the years ended
         December 31, 2002, 2001 and 2000..........................    30
       Notes to the Consolidated Financial Statements..............    31
       Centra Financial Holdings Inc.: (Parent Company Only
         Financial Statements are included in Note 15 of the Notes
         to the Consolidated Financial Statements).................    43

(a)(2) FINANCIAL STATEMENT SCHEDULES

       All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) EXHIBITS

       Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 52. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

(b)    REPORTS ON FORM 8-K

       Centra filed a Form 8-K on February 26, 2003 announcing fourth quarter financial position and results of operations.

(c)    EXHIBITS

       Exhibits filed with Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see "Exhibit Index" beginning at page 52.

(d)    FINANCIAL STATEMENT SCHEDULES

       None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTRA FINANCIAL HOLDINGS INC.

Date: March 20, 2003                      By: /s/ DOUGLAS J. LEECH
                                            ------------------------------------
                                              Douglas J. Leech,
                                              President and Chief Executive
                                              Officer

Date: March 20, 2003                      By: /s/ KEVIN D. LEMLEY
                                            ------------------------------------
                                              Kevin D. Lemley,
                                              SVP-CFO Principal Financial and
                                              Accounting Officer

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

                   SIGNATURES                                    TITLE                       DATE
                   ----------                                    -----                       ----

              /s/ DOUGLAS J. LEECH                President and Chief Executive         March 20, 2003
------------------------------------------------  Officer and Director
                Douglas J. Leech




               /s/ ARTHUR GABRIEL                 Director                              March 20, 2003
------------------------------------------------
                 Arthur Gabriel




             /s/ PARRY G. PETROPLUS               Director                              March 20, 2003
------------------------------------------------
               Parry G. Petroplus




                /s/ MILAN PUSKAR                  Director                              March 20, 2003
------------------------------------------------
                  Milan Puskar




            /s/ BERNARD G. WESTFALL               Director                              March 20, 2003
------------------------------------------------
              Bernard G. Westfall




             /s/ JAMES W. DAILEY II               Director                              March 20, 2003
------------------------------------------------
              James W. Dailey, II

                                 CERTIFICATIONS

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas J. Leech, Chief Executive Officer, certify that:

          1. I have reviewed this report on Form 10-KSB of Centra Financial Holdings, Inc.;

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

                                                 /s/ DOUGLAS J. LEECH
                                          --------------------------------------
                                                     Douglas J. Leech
                                                 Chief Executive Officer

March 20, 2003

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kevin D. Lemley, Chief Financial Officer, certify that:

          1. I have reviewed this report on Form 10-KSB of Centra Financial Holdings, Inc.;

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

          5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

             d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ KEVIN D. LEMLEY
                                          --------------------------------------
                                                     Kevin D. Lemley
                                                 Chief Financial Officer

March 20, 2003

                                 EXHIBIT INDEX

  CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-KSB
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002

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

  10.1   Centra Financial Holdings, Inc. 1999 Stock           Form 10-KSB for the year ended December
         Incentive Plan dated as of April 27. 2000            31, 2000, and incorporated by reference
                                                              herein

  10.2   Employment Agreement of Douglas J. Leech dated       Form 10-KSB for the year ended December
         March 16, 2000                                       31, 2000, and incorporated by reference
                                                              herein

  10.3   Lease agreement with Platinum Plaza, Inc.            Form S-4 Registration Statement,
                                                              Registration No. 333-36186, filed
                                                              December 23, 1999, and incorporated by
                                                              reference herein

  10.4   Lease agreement with Frank and Teresa Fargo for      Form 10-KSB for the year ended December
         premises occupied by the Williamsport Pike office    31, 2001, and incorporated by reference
                                                              herein

  10.5   Lease agreement with Columbus, LLC for premises      Form 10-KSB for the year ended December
         occupied by the 450 Foxcroft Avenue office           31, 2001, and incorporated by reference
                                                              herein

  10.6   Lease agreement with Van Wyk Enterprises, Inc. for   Form 10-KSB for the year ended December
         premises occupied by the 300 Foxcroft Avenue         31, 2001, and incorporated by reference
         office                                               herein

  10.7   Lease agreement with Union Properties for            Filed herewith.
         unimproved real estate at the corner of West
         Virginia Route 857 and Venture Drive

  12     Statement Re: Computation of Ratios                  Filed herewith.

  21     Subsidiaries of Registrant                           Filed herewith.

  23     Consent of Independent Auditors                      Filed herewith.

  99.1   Proxy Statement for the 2003 Annual Meeting          To be filed.

  99.2   Report of Ernst & Young LLP, Independent Auditors    Found on Page 45 herein.