Form 10QSB
period 2003-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2003-05-13
CIK 1099932

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended MARCH 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the transition period from                 to                .

Commission File number 333-93437

Centra Financial Holdings, Inc.

(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0770610 (I.R.S. Employer Identification No)

990 Elmer Prince Drive
P. O. Box 656
Morgantown, West Virginia 26507-0656
(Address of principal executive offices, zip code)

304-598-2000
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, address, and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 2, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one): Yes [   ]       No [ X ]

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Statements of Condition at March 31, 2003 and December 31, 2002

Consolidated Statements of Income for the Quarters ended March 31, 2003 and March 31, 2002

Consolidated Statement of Stockholders Equity for the Quarters ended March 31, 2003 and March 31, 2002

Consolidated Statement of Cash Flows for the Quarters ended March 31, 2003 and March 31, 2002

Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The consolidated statement of condition as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States. Operating results for the quarter ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (i.e., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-20 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Condition
(Dollars in thousands, except Per Share Data)

	March 31	December 31
	2003	2002
	(Unaudited)	(Note B)

Assets

Cash and due from banks	$2,854	$6,200

Interest-bearing deposits in other banks	1,007	1,001

Federal funds sold	27,386	22,817

Total cash and cash equivalents	31,247	30,018

Available-for-sale securities, at fair value (amortized cost of $28,168 at March 31, 2003 and $37,116 at December 31, 2002	28,293	37,170

Loans, net of unearned income	207,961	186,737

Allowance for loan losses	(2,720)	(2,375)

Net loans	205,241	184,362

Premises and equipment, net	4,104	4,019

Loans held for sale	10,295	7,317

Other assets	3,582	3,350

Total assets	$282,762	$266,236

Liabilities

Deposits

Non-interest bearing	$31,330	$27,334

Interest bearing	207,469	187,534

Total deposits	238,799	214,868

Short-term borrowings	16,552	24,578

Other liabilities	1,107	919

Total liabilities	256,458	240,365

Stockholders’ equity

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—

Common stock, $1 par value, 50,000,000 authorized, 2,320,550 and issued and outstanding	2,320	2,320

Additional paid-in capital	25,419	25,419

Accumulated deficit	(1,510)	(1,922)

Accumulated other comprehensive income	75	54

Total stockholders’ equity	26,304	25,871

Total liabilities and stockholders’ equity	$282,762	$266,236

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in thousands except per share data)

	Quarter Ended March 31

	2003	2002

Interest income

Loans, including fees	$2,951	$2,035

Loans held for sale	66	47

Securities available-for-sale	146	75

Interest-bearing bank balances	6	9

Federal funds sold	64	48

Total interest income	3,233	2,214

Interest expense

Deposits	1,196	947

Short-term borrowings	24	26

Total interest expense	1,220	973

Net interest income	2,013	1,241

Provision for loan losses	345	135

Net interest income after provision for loan losses	1,668	1,106

Other income

Service charges on deposit accounts	144	62

Other service charges and fees	96	60

Secondary market income	283	162

Other	17	11

Total other income	540	295

Other expense

Salary and employee benefits	912	598

Occupancy expense	192	140

Equipment expense	179	139

Advertising	62	54

Professional fees	25	45

Data processing	131	87

Other	295	263

Total other expense	1,796	1,326

Net income before income taxes	412	75

Income taxes:

Federal	—	—

State	—	—

Total income taxes	—	—

Net income	$412	$75

Basic income per share	$.18	$.05

Diluted income per share	$.17	$.05

Basic weighted average shares outstanding	2,320,550	1,600,500

Diluted weighted average shares outstanding	2,457,198	1,657,396

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Quarters Ended March 31, 2003 and 2002
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Gain (Loss)	Total

Balance, January 1, 2002	$1,600	$15,405	$(2,847)	$3	$14,161

Comprehensive income:

Net income	—	—	75	—	75

Other comprehensive income:

Unrealized loss on available-for-sale securities	—	—	—	(22)	(22)

Total comprehensive income					53

Balance, March 31, 2002	$1,600	$15,405	$(2,772)	$(19)	$14,214

Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871

Comprehensive income:

Net income	—	—	412	—	412

Other comprehensive income:

Unrealized gain on available-for-sale securities, net of deferred income taxes	—	—	—	21	21

Total comprehensive income					433

Balance, March 31, 2003	$2,320	$25,419	$(1,510)	$75	$26,304

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Quarter Ended March 31

	2003	2002

Operating activities

Net income	$412	$75

Adjustments to reconcile net income to net cash (provided by) used in operating activities:

Accretion of discounts on securities	(53)	(75)

Amortization of premiums on securities	48	—

Provision for loan losses	345	135

Deferred income tax expense	162	—

Depreciation	134	113

Loans originated for sale	(21,901)	(10,214)

Proceeds of loans sold	18,923	13,696

Increase in accrued expenses	188	62

Increase in other assets	(444)	(58)

Net cash (provided by) used in operating activities	(2,186)	3,734

Investing activities

Purchases of premises and equipment	(219)	(315)

Purchases of available-for-sale securities	(9,547)	(29,861)

Sales and maturities of securities	18,500	20,000

Net increase in loans made to customers	(21,224)	(10,916)

Net cash used in investing activities	(12,490)	(21,092)

Financing activities

Net increase in deposits	23,931	18,654

Net (decrease) increase in securities sold under agreement to repurchase	(8,026)	1,027

Net cash provided by financing activities	15,905	19,681

Increase in cash and cash equivalents	1,229	2,323

Cash and cash equivalents — beginning of period	30,018	13,867

Cash and cash equivalents — end of period	$31,247	$16,190

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Note A — Organization

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10.00 per share or a total of $12 million in a private offering during 1999, which was completed in February 2002. The shares of Centra Bank were exchanged for shares of Centra in the second quarter of 2000.

During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation — Morgantown, Inc. and Centra Financial Corporation — Martinsburg, Inc.) to own the respective stock sold in each market and to manage the banking operations in those markets.

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

Note B — Basis of Presentation

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

The consolidated balance sheet as of December 31, 2002 has been extracted from audited financial statements included in Centra’s 2002 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2002, Form 10-KSB filed with the Securities and Exchange Commission.

Note C — Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2003 and 2002, stock options to purchase 479,500 and 321,200 shares at an average price of $11.08 and $10.29, respectively, were outstanding. For the three months ended March 31, 2003 and 2002, the dilutive effect of stock options was 136,648 and 56,896 shares.

Note D — Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra will continue to account for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair value method, pro forma net income for the quarters ended March 31, 2003 and 2002 would have been as follows:

(Dollars in Thousands, except Per Share Data)

	Quarter Ended March 31

	2003	2002

Net income as reported	$412	$75

Stock based compensation using fair value method	(62)	(60)

Pro forma net income	$350	$15

Basic earnings per share as reported	$.18	$.05

Diluted earnings per share as reported	$.17	$.05

Proforma basic earnings per share	$.15	$.01

Proforma diluted earnings per share	$.14	$.01

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E — Recent Accounting Pronouncements

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 are effective for Centra as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of this statement did not have a material impact on results of operations, financial position or liquidity.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $2,200,000 and $1,558,000 at March 31, 2003 and December 31, 2002, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2003 and December 31, 2002 was $54,084,000 and $45,743,000, respectively.

Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. At March 31, 2003 and December 31, 2002, Centra had $10,295,000 and $7,960,000, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows:

	Quarter Ended March 31

	2003	2002

Net income to:

Average assets	.62%	.18%

Average stockholders’ equity	6.38	2.16

Net interest margin	3.15	3.21

Average stockholders’ equity to average assets	9.68	8.53

Total loans to total deposits (end of period)	87.09	88.16

Allowance for loan losses to total loans (end of period)	1.31	1.20

Capital ratios:

Tier 1 capital ratio	12.64	10.92

Risk-based capital ratio	13.89	12.11

Leverage ratio	9.63	8.52

Cash dividends as a percentage of net income	N/A	N/A

Per share data:

Book value per share	$11.34	$8.88

Market value per share, end of period*	15.50	12.50

Basic income per share	.18	.05

Diluted income per share	.17	.05

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg on December 13, 2001 and opened an off-site drive-in facility on March 18, 2002. The bank is currently constructing a full-service banking facility in the Cheat Lake area of Morgantown. Construction is scheduled for completion on August 1, 2003.

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

You should read this discussion and analysis in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

Application of Critical Accounting Policies

Centra’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of homogeneous loans based on historical loss experience of peer banks, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.

Centra did not record income tax expense (benefit) during 2002, 2001 and 2000. While Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Furthermore, Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position at March 31, 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2003, Centra earned $412,000 compared to $75,000 in the first quarter of 2002. This represents the sixth consecutive quarter of profitable operations. Operations for the quarter ended March 31, 2002 were impacted by the expansion of Centra Bank’s branch network with the opening of an off-site drive-in facility on Foxcroft Avenue in March 2002.

Net interest income totaled $2,013,000 in the first quarter of 2003 compared to $1,241,000 in the first quarter of 2002. Loan loss provisions of $345,000 and $135,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2003 and 2002, totaled $540,000 and $295,000, respectively. This increase is directly related to the growth in volume of accounts and services offered and the income generated from mortgage loans sold on the secondary market, servicing released.

Non-interest expense for the quarters ended March 31, 2003 and 2002, totaled $1,796,000 and $1,326,000, respectively. This increase is consistent with Centra expanding its banking operations in the Martinsburg region in the first quarter of 2002. Associated with the expansion was an increase in all line items related to staffing, occupancy and equipment costs associated with Centra experiencing growth in both deposits and loans.

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

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the first quarter of 2003 compared to 2002. The most significant areas of change are net loans, which increased from an average balance of $122,784,000 for the quarter ended March 31, 2002 compared to $196,581,000 for the quarter ended March 31, 2003, and interest-bearing deposits, which grew from an average balance of $120,499,000 to $196,070,000 for the respective periods.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2003 and 2002 was 3.15% and 3.21% respectively. Centra expected this consistency in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and Centra issued additional capital in 2002 as the overall interest rate environment deteriorated. As noted above, average net loan balances have grown from $122.8 million in the first quarter of 2002 to $196.6 million in the first quarter of 2003. This loan growth mitigated the overall decline in interest rates that occurred in the fourth quarter of 2002. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities from 2.95% in the first quarter of 2002 to 2.29% in the first quarter of 2003.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Quarter Ended March 31, 2003			Quarter Ended March 31, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets

Interest-bearing deposits in banks	$1,004	$6	2.24%	$2,276	$9	1.65%

Federal funds sold	22,438	64	1.16	11,527	48	1.67

Loans held for sale	7,906	66	3.36	3,844	47	4.99

Investments:

U.S. treasuries	—	—	—	—	—	—

U.S. agencies	31,207	146	1.89	16,454	75	1.83

Loans:

Commercial	140,567	1,957	5.65	84,058	1,304	6.29

Tax exempt	478	6	5.07	—	—	—

Consumer	15,446	321	8.43	9,965	220	8.94

Real estate	42,626	669	6.28	30,238	511	6.76

Allowance for loan losses	(2,536)	—	—	(1,477)	—	—

Net loans	196,581	2,953	6.09	122,784	2,035	6.72

Total earning assets	259,136	3,235	5.06	156,885	2,214	5.72

Cash and due from banks	3,945			3,962

Other assets	7,484			6,143

Total assets	$270,565			$166,990

Liabilities

Deposits:

Non-interest bearing demand	$26,748	$—		$18,656	$—

NOW	14,558	15	0.41	9,639	21	0.87

Money market checking	52,910	158	1.21	37,253	161	1.76

Savings	6,896	15	0.88	3,788	12	1.32

IRAs	5,532	55	4.05	2,573	33	5.12

CDs	116,174	953	3.33	67,246	720	4.34

Short-term borrowings	20,627	24	0.48	13,055	26	0.79

Total interest-bearing liabilities	216,697	1,220	2.29	133,554	973	2.95

Other liabilities	926			541

Total liabilities	244,371			152,751

Stockholders’ equity

Common stock	2,320			1,600

Paid-in capital	25,419			15,405

Accumulated deficit	(1,633)			(2,761)

Unrealized gains (losses)	88			(5)

Total stockholders’ equity	26,194			14,239

Total liabilities and stockholders’ equity	$270,565			$166,990

Net interest spread			2.77			2.77

Impact of non-interest bearing funds on margin			.38			.44

Net interest income-margin		$2,015	3.15%		$1,241	3.21%

Provision for Loan Losses

The provision for loan losses for the quarters ended March 31, 2003, and 2002, was $345,000 and $135,000, respectively, based upon management’s analysis of the allowance for loan losses.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, historical loss experience of other institutions in these markets and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $295,000 in the first quarter of 2002 compared to $540,000 in the first quarter of 2003. This growth is due to the aforementioned growth in deposits during 2002 and the first quarter of 2003 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

Service charges on deposit accounts increased from $62,000 in the first quarter of 2002 to $144,000 in the first quarter of 2003. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

Other service charges and fees increased from $60,000 in the first quarter of 2002 to $96,000 in the first quarter of 2003. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

Centra originates long-term, fixed-rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. Centra recognized $162,000 from such fees in the first quarter of 2002 compared to $283,000 in the first quarter of 2003. This dramatic increase resulted from lower mortgage rates in 2002 and the first quarter of 2003 accompanied by a high volume of refinancing.

Non-Interest Expense

For the first quarter of 2002, non-interest expense totaled $1,326,000 compared to $1,796,000 in the first quarter of 2003. The level of non-interest costs incurred is representative of a start-up bank in the early years of operations and includes costs associated with the operation of four banking offices.

Salaries and benefits totaled $598,000 for the quarter ended March 31, 2002 compared to $912,000 for the quarter ended March 31, 2003. Salaries and benefits expense reflects Centra’s commitment to provide high quality customer service utilizing cutting edge technology. Centra had 59 full-time equivalent personnel at March 31, 2002 compared to 81 full-time equivalent personnel as of March 31, 2003. This increase is due to the addition of customer support and operations personnel to support growth. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and returns to shareholders.

For the quarters March 31, 2002, and 2003, occupancy expense totaled $140,000 and $192,000, respectively. Included in net occupancy expense is depreciation of leasehold improvements and premises totaling $15,000 and $17,000, respectively. Lease expense totaled $96,000 and $128,000, respectively.

Equipment expense totaled $139,000 in the first quarter of 2002 compared to $179,000 for the quarter ended March 31, 2003. Included in equipment expense is depreciation of furniture, fixtures and equipment of $97,000 for the quarter ended March 31, 2002 and $117,000 for the quarter ended March 31, 2003. Equipment depreciation reflects Centra’s commitment to technology and the addition of equipment related to the Foxcroft drive in facility in 2002.

Advertising costs totaled $54,000 in the first quarter of 2002 compared to $62,000 in the first quarter of 2003. Total costs for the quarter ended March 31, 2003 reflect the expansion and additional marketing of the bank’s products and image in 2003. The bank believes this marketing approach resulted in increased market awareness of the Centra name and customer service philosophy.

Professional fees totaled $45,000 in the first quarter of 2002 compared to $25,000 in the first quarter of 2003. In the first quarter of 2002, Centra incurred fees relating to the stock offering.

Data processing costs totaled $87,000 in the first quarter of 2002 compared to $131,000 in the first quarter of 2003. This increase is due to the overall account and transaction growth of the bank and is consistent with a rapidly growing financial entity.

Other operating expense totaled $263,000 in the first quarter of 2002 compared to $295,000 in the first quarter of 2003. The primary components of growth in this area are increased courier costs, taxes not based on income, and travel costs associated with the various banking offices.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense less amortization of intangibles and non-recurring items as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Due to growing to a level that will facilitate economies of scale, the relevancy of the efficiency ratio as an indicator of performance of Centra is currently minimal.

Return on Assets and Equity

Returns on assets (ROA) and equity (ROE) were .18% and 2.16% for the first quarter of 2002 compared to .62% and 6.38% in the first quarter of 2003. These returns are representative of a start-up financial institution attempting to gain critical mass to support the operations and staffing costs of the bank. It is anticipated that these performance indicators will continue to migrate toward those of the Centra’s peers in 2003, as it did in 2002.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense

The bank has not recorded income tax expense in the first quarter of 2003 due to the reduction in the valuation allowance on deferred income taxes. During its formative stages, Centra accumulated losses for which no tax benefit was recorded. As is common with newly started companies, Centra recorded a valuation allowance for the full amount of its deferred taxes. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position at the end of the first quarter of 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income.

Financial Condition

Overview of the Statement of Condition

Total assets have increased $16.5 million since December 31, 2002. This is attributable to a complete menu of products offered to the customer and to customers’ acceptance of the bank’s philosophy of customer service within the community. Asset growth has occurred due to increases in loans and was funded by increases in basically all categories of deposits and short-term borrowings. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $23.9 million since December 31, 2002. Short-term borrowings have decreased $8.0 million since December 31, 2002.

Stockholders’ equity has increased approximately $0.4 million due to Centra’s first quarter net income and an increase in other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents totaled $31.2 million as of March 31, 2003 compared to $30.0 million as of December 31, 2002, an increase of $1.2 million.

Management believes the current balance of cash and cash equivalents adequately serves Centra’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes the liquidity needs of Centra are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Centra to meet cash obligations as they come due.

Investment Securities

Investment securities totaled $28.3 million as of March 31, 2003. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $8.9 million from year-end and is the result of utilizing security maturities to fund loan growth for the period.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2003, the amortized cost of the bank’s investment securities totaled $28.2 million, resulting in unrealized appreciation in the investment portfolio of $125,000 and a corresponding increase in the bank’s equity of $75,000, net of deferred income taxes.

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

Loans

The bank’s lending is primarily focused in north central West Virginia and the eastern panhandle, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)	March 31	December 31
	2003	2002

Commercial	$38,862	$32,711

Real estate, commercial	110,154	96,147

Real estate, mortgage	42,709	42,808

Consumer	16,236	15,071

Total loans	$207,961	$186,737

Commercial loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2003. The bank will continue to selectively lend to customers outside its primary market area. The bank’s lending base has also been expanded with its presence in the Martinsburg market.

Loan Concentration

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry, gasoline stations and convenience stores, real estate lessors, and hotels and motels. These concentrations, while within the same industry segment, are not concentrated in one borrower, but rather over several borrowers. This diversification of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

Allowance for Loan Losses

Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. Due to the minimal losses incurred to date, the bank utilizes historical loss factors comparable to peer banks operating in our lending area. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

The results of this analysis at March 31, 2003, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Quarter Ended
	March 31

	2003	2002

Allowance for loan losses

Balance, beginning of period	$2,375	$1,426

Loan losses	—	—

Loan recoveries	—	—

Net charge-offs	—	—

Loan loss provision	345	135

Balance, end of period	$2,720	$1,561

The allowance for loan losses increased from $2,375, 000 at December 31, 2002 to $2,720,000 at March 31, 2003. This increase is due the overall growth in the loan portfolio since December 31, 2002 and inherent risks in the commercial loan portfolio.

The bank had two nonaccrual loans at March 31, 2003 totaling $23,000; $14,000 at December 31, 2002; and none at March 31, 2002. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $4,000 at March 31, 2003; $157,000 at December 31, 2002; and none as of March 31, 2002. The bank had no charge-offs in either period shown.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $238.8 million at March 31, 2003.

Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2003, non-interest bearing deposits totaled $31.3 million compared to $27.3 million at December 31, 2002. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $207.5 million at March 31, 2003 compared to $187.5 million at December 31, 2002. Average interest-bearing liabilities totaled $216.7 million during the first quarter of 2003 compared to $133.6 million for the first quarter of 2002. Average non-interest bearing demand deposits totaled $26.7 million for the first quarter of 2003 compared to $18.7 million for the first quarter of 2002. Management will continue to emphasize deposit gathering in 2003 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, the Centra has access to both short-term and long-term borrowings to fund its operations and investments. The Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At March 31, 2003, short-term borrowings totaled $16.6 million.

Capital/Stockholders’ Equity

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000.

In 2000, the bank formed a one-bank holding company. In that transaction, Centra issued shares of common stock in exchange for shares of the bank’s common stock. In 2001, Centra sold an additional 240,000 shares in a private offering that was completed in April 2001 and 160,000 shares in a private offering that was completed on September 19, 2001. This additional capital was needed to support projected growth in 2002 and beyond.

In May 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange Commission and sold these shares to the public. In June 2002, Centra registered an additional 120,000 shares as part of the offering. The offering was completed in the fourth quarter of 2002. The additional capital was needed to support projected growth in 2002 and beyond.

At March 31, 2003, accumulated other comprehensive income totaled $75,000, net of deferred income taxes, compared to $54,000 at December 31, 2002. This represents net unrealized gains on available-for-sale securities at March 31, 2003. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed the year’s retained net profits, as defined, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2003, Centra Bank has $2,333,000 available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital rations can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2002 Form 10-KSB. At March 31, 2003, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well capitalized financial institution.

Centra and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, Centra must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Centra and its banking subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Market Risk Management

The most significant market risk resulting from Centra Bank’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Centra’s management has charged the Asset/Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank’s balance sheets related to the management of interest rate risk. The ALCO strives to keep Centra Bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of March 31, 2003. The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2003.

     (Dollars in Thousands)

Immediate	Estimated Increase		Estimated
Interest Rate Change	(Decrease) in Net		Increase (Decrease) in
(in Basis Points)	Interest Income		Economic Value of Equity

300	$608	6.3%	$(1,734)	(7.0)%

200	428	4.5	(1,148)	(4.7)

100	270	2.8	(546)	(2.2)

-100	(1,443)	(15.0)	630	2.6

Effects of Inflation on Financial Statements

Substantially all of the bank’s assets relate to banking and are monetary in nature. Therefore they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.

Future Outlook

The bank’s results of operations in the first quarter of 2003 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility were opened in December, 2001 and March 2002, respectively. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.

Construction is currently underway on a new full-service banking facility in the Cheat Lake area of Morgantown. The office is expected to open August 15, 2003.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The company’s chief executive officer and chief financial officer, based on their evaluation within 90 days prior to the date of this report of the company’s disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Appearing immediately following the signatures of this quarterly report on Form 10-QSB, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-QSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-QSB), is recorded, processed, summarized and reported within the time period specified under the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported all to permit the preparation of a company’s financial statements in conformity with generally accepted accounting principles.

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company’s disclosure controls are effective to ensure that material information relating to Centra and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On April 17, 2003, 2002, Centra Financial Holdings, Inc. held its annual meeting in the Suncrest Office, Morgantown, West Virginia. Over 78% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Two directors of Centra Financial were re-elected and three new directors were elected to serve terms as described in the proxy statement. Directors of Centra Financial who continue to serve after the 2002 annual meeting include Arthur Gabriel, Parry G. Petroplus, Mike Puskar, and Bernard G. Westfall.

Shareholder voting results (these totals have been restated to reflect cumulative voting):

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes

James W. Dailey, II	9,079,740	0	0	0	N/A

Douglas J. Leech	9,079,740	0	0	0	N/A

Mark R. Nesselroad	9,079,740	0	0	0	N/A

Robert A. McMillan	9,079,740	0	0	0	N/A

Paul T. Swanson	9,100,240	0	0	0	N/A

The Articles of Incorporation were amended to provide a waiver of liability of directors under certain circumstances, as permitted under the West Virginia Business Corporation Act enacted in 2002.

					Broker
	For	Withheld	Against	Abstain	Non-votes

Amend Articles of Incorporation	9,048,590	0	0	0	N/A

Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2003.

					Broker
	For	Withheld	Against	Abstain	Non-votes

Ernst & Young, LLP	9,092,990	0	0	0	N/A

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 o the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

(b)	On February 26, 2003, Centra filed Form 8-K with the U.S. Securities and Exchange Commission containing a Fourth Quarter 2002 Quarterly Report outlining fourth quarter results.

(c)	On April 17, 2003, Centra filed Form 8-K with the U.S. Securities and Exchange Commission containing a First Quarter 2003 Quarterly Report outlining first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 9, 2003	CENTRA FINANCIAL HOLDINGS, INC.

By: /s/ Douglas J. Leech Douglas J. Leech President and Chief Executive Officer

By: /s/ Kevin D. Lemley Kevin D. Lemley Chief Financial Officer

CERTIFICATIONS

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Douglas J. Leech, Chief Executive Officer, certify that:

1.	I have reviewed this report on Form 10-QSB of Centra Financial Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas J. Leech

Douglas J. Leech
Chief Executive Officer
May 9, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kevin D. Lemley, Chief Financial Officer, certify that:

1.	I have reviewed this report on Form 10-QSB of Centra Financial Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer
May 9, 2003