Form 10QSB
period 2003-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2003-08-13
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2003

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

     As of August 6, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one): Yes [    ] No [ X ]

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Statements of Condition at June 30, 2003 and December 31, 2002

Consolidated Statements of Income for the Six Months and Quarters ended June 30, 2003 and June 30, 2002

Consolidated Statement of Stockholders Equity for the Six Months ended June 30, 2003 and June 30, 2002

Consolidated Statement of Cash Flows for the Six Months ended June 30, 2003 and June 30, 2002

Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The statement of condition as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six months and quarter ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-24 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	June 30	December 31
	2003	2002
	(Unaudited)	(Note B)

Assets

Cash and due from banks	$2,603	$6,200

Interest-bearing deposits in other banks	948	1,001

Federal funds sold	25,137	22,817

Total cash and cash equivalents	28,688	30,018

Available-for-sale securities, at fair value (amortized cost of $35,368 at June 30, 2003 and $ 37,116 at December 31, 2002)	35,526	37,170

Loans, net of unearned income	229,958	186,737

Allowance for loan losses	(3,220)	(2,375)

Net loans	226,738	184,362

Premises and equipment, net	4,477	4,019

Loans held for sale	7,007	7,317

Other assets	4,509	3,350

Total assets	$306,945	$266,236

Liabilities

Deposits

Non-interest bearing	$32,356	$27,334

Interest bearing	230,019	187,534

Total deposits	262,375	214,868

Short-term borrowings	15,986	24,578

Other liabilities	1,811	919

Total liabilities	280,172	240,365

Stockholders’ equity

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	–	–

Common stock, $1 par value, 50,000,000 authorized, 2,320,550 and issued and outstanding	2,320	2,320

Additional paid-in capital	25,419	25,419

Accumulated deficit	(1,061)	(1,922)

Accumulated other comprehensive income	95	54

Total stockholders’ equity	26,773	25,871

Total liabilities and stockholders’ equity	$306,945	$266,236

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30

	2003	2002	2003	2002

Interest income

Loans, including fees	$6,120	$4,327	$3,169	$2,292

Loans held for sale	162	77	96	30

Securities available-for-sale	284	196	138	121

Interest-bearing bank balances	13	12	7	3

Federal funds sold	146	99	82	51

Total interest income	6,725	4,711	3,492	2,497

Interest expense

Deposits	2,519	1,936	1,323	989

Short-term borrowings	46	56	22	30

Total interest expense	2,565	1,992	1,345	1,019

Net interest income	4,160	2,719	2,147	1,478

Provision for loan losses	847	393	502	258

Net interest income after provision for loan losses	3,313	2,326	1,645	1,220

Other income

Service charges on deposit accounts	292	155	148	93

Other service charges and fees	223	135	127	75

Secondary market income	803	305	520	143

Other	41	23	24	12

Total other income	1,359	618	819	323

Other expense

Salary and employee benefits	1,920	1,200	1,008	602

Occupancy expense	378	292	186	152

Equipment expense	364	287	185	148

Advertising	150	104	88	50

Professional fees	74	73	49	28

Data processing	281	192	150	105

Other	644	541	349	278

Total other expense	3,811	2,689	2,015	1,363

Net income before income taxes	861	255	449	180

Income taxes:

Federal	–	–	–	–

State	–	–	–	–

Total income taxes	–	–	–	–

Net income	$861	$255	$449	$180

Basic net income per share	$.37	$.15	$.19	$.10

Diluted net income per share	$.35	$.14	$.18	$.10

Basic weighted average shares outstanding	2,320,550	1,678,831	2,320,550	1,756,302

Diluted weighted average shares outstanding	2,447,132	1,804,111	2,450,550	1,881,582

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Quarters Ended June 30, 2003 and 2002
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Gain	Total

Balance, January 1, 2002	$1,600	$15,405	$(2,847)	$3	$14,161

Comprehensive income:

Issuance of common stock	610	8,526			9,136

Net income	–	–	255	–	255

Other comprehensive income:

Unrealized gain on available-for-sale securities	–	–	–	36	36

Total comprehensive income					291

Balance, June 30, 2002	$2,210	$23,931	$(2,592)	$39	$23,588

Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871

Comprehensive income:

Net income	–	–	861	–	861

Other comprehensive income:

Unrealized gain on available-for-sale securities	–	–	–	41	41

Total comprehensive income					902

Balance, June 30, 2003	$2,320	$25,419	$(1,061)	$95	$26,773

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30

	2003	2002

Operating activities

Net income	$861	$255

Adjustments to reconcile net income to net cash provided by operating activities:

Accretion of discounts on securities	(107)	(143)

Amortization of premiums on securities	116	2

Provision for loan losses	847	393

Depreciation	273	232

Loans originated for sale	(81,291)	(18,790)

Proceeds of loans sold	82,404	22,503

Gain on sale of loans	(803)	(187)

Increase in accrued expenses	291	203

Increase in other assets	(550)	(141)

Net cash provided by operating activities	2,041	4,327

Investing activities

Purchases of life insurance	(70)	(771)

Purchases of premises and equipment	(731)	(421)

Purchases of available-for-sale securities	(21,762)	(43,499)

Maturities of securities	23,500	33,497

Net increase in loans made to customers	(43,223)	(33,413)

Net cash used in investing activities	(42,286)	(44,607)

Financing activities

Net increase in deposits	47,507	39,262

Net decrease in securities sold under agreement to repurchase	(8,592)	(1,073)

Proceeds of stock offering	–	9,136

Net cash provided by financing activities	38,915	47,325

(Decrease) increase in cash and cash equivalents	(1,330)	7,045

Cash and cash equivalents — beginning of period	30,018	13,867

Cash and cash equivalents — end of period	$28,688	$20,912

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Note A – Organization

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

Note B – Basis of Presentation

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

Note C – Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2003 and 2002, stock options to purchase 532,000 and 467,200 shares at an average price of $11.52 and $10.90, respectively, were outstanding. For the three months ended June 30, 2003 and 2002, the dilutive effect of stock options was 130,000 and 125,280, respectively. For the six months ended June 30, 2003 and 2002, the dilutive effect of stock options was 126,582 and 125,280, respectively.

Note D – Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra will continue to account for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair value method, pro forma net income for the three and six months ended June 30, 2003 and 2002 would have been as follows:

     (Dollars in Thousands, except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income as reported	$861	$255	$449	$180

Stock based compensation using fair value method	(273)	(120)	(211)	(60)

Pro forma net income	$588	$135	$238	$120

Basic earnings per share as reported	$.37	$.15	$.19	$.10

Diluted earnings per share as reported	$.35	$.14	$.18	$.10

Pro forma basic earnings per share	$.25	$.08	$.10	$.07

Pro forma diluted earnings per share	$.24	$.07	$.10	$.06

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E – Recent Accounting Pronouncements

In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 were effective for Centra as of December 31, 2002, and require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of this statement did not have a material impact on results of operations, financial position or liquidity.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $4,535,000 and $1,558,000 at June 30, 2003 and December 31, 2002, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2003 and December 31, 2002 was $67,547,000 and $45,743,000, respectively.

Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. At June 30, 2003 and December 31, 2002, Centra had $7,007,000 and $7,317,000, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At June 30, 2003 and for the Six and Three Months Ended June 30, 2003 and 2002:

	Six Months Ended		Three Months Ended
	June 30		June 30

	2003	2002	2003	2002

Net income to:

Average assets	.61%	.29%	.61%	.39%

Average stockholders’ equity	6.57	3.33	6.83	4.31

Net interest margin	3.09	3.30	3.03	3.40

Average stockholders’ equity to average assets	9.29	8.75	8.96	8.95

Total loans to total deposits (end of period)	87.64	90.74	87.64	90.74

Allowance for loan losses to total loans (end of period)	1.40	1.20	1.40	1.20

Capital ratios:

Tier 1 capital ratio	11.68	15.86	11.68	15.86

Risk-based capital ratio	12.94	17.09	12.94	17.09

Leverage ratio	8.93	12.64	8.93	12.64

Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A

Per share data:

Book value per share (end of period)	$11.54	$10.68	$11.54	$10.68

Market value per share (end of period)*	15.50	15.00	15.50	15.00

Basic net income per share	.37	.15	.19	.10

Diluted net income per share	.35	.14	.18	.10

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower process of which Centra is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg in December 2001 and opened an off-site drive-in facility in March 2002. The bank is currently constructing a full-service banking facility in the Cheat Lake area of Morgantown. Construction is scheduled for completion in August 2003.

Centra Bank was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. In June 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the second quarter and sold the additional shares in the third and fourth quarters of 2002.

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

The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2002 annual report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of homogeneous loans based on historical loss experience of peer banks, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset type in the consolidated balance sheet. Note 1 to the consolidated financial statements included in Centra’s 2002 annual report on Form 10-KSB describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this quarterly report on Form 10-QSB.

Centra did not record income tax expense (benefit) during 2002, 2001 and 2000. While Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Furthermore, Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position at June 30, 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2003, Centra earned $449,000 compared to $180,000 in the second quarter of 2002. This represents the seventh consecutive quarter of profitable operations. Second quarter profitability dramatically improved due to the growth of interest earning assets resulting in net interest income increasing to $2.1 million in the second quarter of 2003 from $1.5 million in the second quarter of 2002.

For the six months ended June 30, 2003 net interest income totaled $4.2 million compared to $2.7 million for the first six months of 2002. This increase can be directly attributed to the overall growth of the bank.

Loan loss provisions of $502,000 and $258,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Loan loss provisions for the six months ended June 30, 2003 and 2002 were $847,000 and $393,000, respectively. This increase in primarily the result of significant growth in the loan portfolio in 2003.

Non-interest income for the quarters ended June 30, 2003 and 2002 totaled $819,000 and $323,000, respectively. Non-interest income for the six months ended June 30, 2003 and 2002 totaled $1,359,000 and $618,000, respectively. These increases are directly related to the growth in volume of accounts and services offered and the income generated from residential mortgage loans sold in the secondary market, servicing released.

Non-interest expense for the quarters ended June 30, 2003 and 2002 totaled $2,015,000 and $1,363,000, respectively. Non-interest expense for the six months ended June 30, 2003 and 2002 totaled $3,811,000 and $2,689,000, respectively. These increases are consistent with Centra expanding its banking operations in the Martinsburg region in the first quarter of 2002 and beginning to staff for the Cheat Lake office opening in the third quarter of 2003. Associated with the expansion was an increase in all line items related to staffing, occupancy and equipment costs associated with Centra experiencing growth in both deposits and loans.

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

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the second quarter of 2003 compared to 2002. The most significant areas of change were net loans, which increased from an average balance of $138,204,000 for the quarter ended June 30, 2002 to $212,625,000 for the quarter ended June 30, 2003, and interest-bearing liabilities, which grew from an average balance of $147,096,000 to $237,815,000 for the respective periods. Net loans increased from an average balance of $130,536,000 for the first six months of 2002 to $204,647,000 for the first six months of 2003. Total interest bearing liabilities increased from an average balance of $140,363,000 for the first six months of 2002 to $227,314,000 for the first six months of 2003.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2003 and 2002 was 3.03% and 3.39% respectively. Centra expected this change in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and Centra issued additional capital in 2002 as the overall interest rate environment deteriorated. Average net loan balances have grown from $138.2 million in the second quarter of 2002 to $212.6 million in the second quarter of 2003. The aforementioned loan growth for the comparable three and six month periods mitigated the overall decline in interest rates that occurred in the fourth quarter of 2002 and the second quarter of 2003. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities from 2.78% in the second quarter of 2002 to 2.27% in the second quarter of 2003. The net interest margin for the six months ended June 30, 2002 and 2003 was 3.30% and 3.09%, respectively. This decline was expected as the overall interest rate environment declined but was partially offset as the bank’s earning asset mix shifted to higher yielding loans.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Quarter Ended June 30, 2003			Quarter Ended June 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets

Interest-bearing deposits in banks	$949	$7	3.19%	$708	$3	1.54%

Federal funds sold	29,067	82	1.13	12,072	51	1.71

Loans held for sale	8,921	96	4.35	1,296	30	9.21

Investments:

U.S. treasuries	–	–	–	–	–	–

U.S. agencies	33,649	138	1.63	22,783	121	2.11

Loans:

Commercial	154,803	2,138	5.54	93,673	1,451	6.22

Tax exempt	536	9	6.91	223	4	7.32

Consumer	16,992	352	8.28	11,468	251	8.79

Real estate	43,185	673	6.26	34,514	586	6.80

Allowance for loan losses	(2,891)	–	–	(1,674)	–	–

Net loans	212,625	3,172	5.98	138,204	2,292	6.66

Total earning assets	285,211	3,495	4.92	175,063	2,497	5.72

Cash and due from banks	4,246			4,641

Other assets	8,374			6,665

Total assets	$297,831			$186,369

Liabilities

Deposits:

Non-interest bearing demand	$31,658	$–		$21,927	$–

NOW	18,412	19	0.40	12,606	28	0.89

Money market checking	56,690	175	1.23	38,616	168	1.74

Savings	8,175	19	0.88	4,630	15	1.33

IRAs	6,618	61	3.71	3,129	37	4.77

CDs	131,714	1,049	3.20	74,344	741	4.00

Short-term borrowings	16,206	22	0.54	13,771	30	0.87

Total interest-bearing liabilities	237,815	1,345	2.27	147,096	1,019	2.78

Other liabilities	1,687			668

Total liabilities	271,160			169,691

Stockholders’ equity

Common stock	2,320			1,756

Paid-in capital	25,419			17,575

Accumulated deficit	(1,144)			(2,647)

Unrealized gains (losses)	76			(6)

Total stockholders’ equity	26,671			16,678

Total liabilities and stockholders’ equity	$297,831			$186,369

Net interest spread			2.65			2.94

Impact of non-interest bearing funds on margin			.38			.45

Net interest income-margin		$2,150	3.03%		$1,478	3.39%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets

Interest bearing deposits in banks	$976	$13	2.71%	$1,488	$12	1.62%

Federal funds sold	25,771	146	1.14	11,801	99	1.69

Loans held for sale	8,416	162	3.89	2,563	77	6.06

Investments:

U.S. agencies	32,435	284	1.75	19,636	196	1.99

Loans:

Commercial	147,724	4,096	5.59	88,892	2,757	6.26

Tax exempt	507	15	6.04	112	3	4.76

Consumer	16,224	672	8.35	10,721	471	8.86

Real estate	42,907	1,343	6.26	32,387	1,096	6.77

Allowance for loan losses	(2,715)	–	–	(1,576)	–	–

Net loans	204,647	6,126	6.04	130,536	4,327	6.68

Total earning assets	272,245	6,731	4.99	166,024	4,711	5.72

Cash and due from banks	4,096			4,303

Other assets	8,231			6,406

Total assets	$284,572			$176,733

Liabilities

Deposits:

Non-interest bearing demand	$29,217	$–		$20,300	$–

NOW	16,495	33	.41	11,130	49	.88

Money market checking	54,810	333	1.22	37,939	329	1.75

Savings	7,539	33	.88	4,212	27	1.32

IRAs	6,078	116	3.86	2,853	70	4.93

CDs	123,987	2,004	3.26	70,814	1,462	4.16

Short-term borrowings	18,405	46	.51	13,415	55	.83

Total interest bearing liabilities	227,314	2,565	2.28	140,363	1,992	2.86

Other liabilities	1,607			605

Total liabilities	258,138			161,268

Equity

Common stock	2,320			1,678

Paid-in capital	25,419			16,496

Accumulated deficit	(1,387)			(2,703)

Unrealized gains (losses)	82			(6)

Total equity	26,434			15,465

Total liabilities and equity	$284,572			$176,733

Net interest spread			2.71			2.86

Impact of non-interest bearing funds on margin			.38			.44

Net interest income-margin		$4,166	3.09%		$2,719	3.30%

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2003, and 2002, was $502,000 and $258,000, respectively, while the provision for the six months ended June 30, 2003 and 2002 was $847,000 and $393,000, respectively. The increase in the provision for the respective three and six-month periods is a result of an increase in the allowance for loan losses based primarily upon the significant growth of the loan portfolio in 2003.

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

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $323,000 in the second quarter of 2002 compared to $819,000 in the second quarter of 2003. Non-interest income totaled $618,000 in the first six months of 2002 compared to $1,359,000 in the first six months of 2003. Non-interest income growth is due to an increase in mortgage banking income and the aforementioned growth in deposit accounts during 2002 and the first two quarters of 2003 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

Service charges on deposit accounts increased from $93,000 in the second quarter of 2002 to $148,000 in the second quarter of 2003. Service charges on deposits totaled $155,000 in the first six months of 2002 compared to $292,000 in the first six months of 2003. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

Other service charges and fees increased from $75,000 in the second quarter of 2002 to $127,000 in the second quarter of 2003. Other service charges and fees increased from $135,000 in the six months ended June 30, 2002 to $223,000 in the six months ended June 30, 2003. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

Centra originates long-term, fixed-rate or non-conforming mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $143,000 from such fees in the second quarter of 2002 compared to $520,000 in the second quarter of 2003. Centra recognized $305,000 from such fees in the six months ended June 30, 2002 compared to $803,000 in the six months ended June 30, 2003. This dramatic increase resulted from lower mortgage rates in 2003 accompanied by a higher volume of refinancing.

Non-Interest Expense

For the second quarter of 2002, non-interest expense totaled $1,363,000 compared to $2,015,000 in the second quarter of 2003. For the six months ended June 30, 2002, non-interest expense totaled $2,689,000 compared to $3,811,000 for the six months ended June 30, 2003. The level of non-interest costs incurred is representative of a start-up bank in the early years of operations and includes costs associated with the operation of four banking offices. Centra is in the process of expanding operations by opening a fifth banking office in the Cheat Lake area of Morgantown. Staffing and other costs are being incurred in connection with the third quarter opening of the office.

Salaries and benefits totaled $602,000 for the quarter ended June 30, 2002 compared to $1,008,000 for the quarter ended June 30, 2003. Salaries and benefits for the first six months of 2002 totaled $1,200,000 compared to $1,920,000 for the first six months of 2003. Salaries and benefits expense for the respective periods reflects Centra’s commitment to provide high quality customer service. Centra had 60 full-time equivalent personnel at June 30, 2002 compared to 90 full-time equivalent personnel as of June 30, 2003. This increase is due to the addition of customer support and operations personnel to support growth in addition to increased retail and customer service personnel. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and returns to shareholders.

For the quarters ended June 30, 2002, and 2003, occupancy expense totaled $152,000 and $186,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $17,000 and $18,000, respectively, while lease expense totaled $104,000 and $130,000, respectively. Lease expense increased due to additional space leased in Martinsburg as well as the Suncrest office, along with additional lease expense for the new Cheat Lake facility to be opened in the third quarter of 2003. Occupancy expense totaled $292,000 for the six months ended June 30, 2002 compared to $378,000 for the six months ended June 30, 2003. Depreciation expense included in occupancy expense totaled $32,000 in the first six months of 2002 compared to $35,000 in the first six months of 2003, while lease expense totaled $200,000 and $258,000, respectively.

Equipment expense totaled $148,000 in the second quarter of 2002 compared to $185,000 for the quarter ended June 30, 2003. Included in equipment expense is depreciation of furniture, fixtures and equipment of $102,000 for the quarter ended June 30, 2002 and $121,000 for the quarter ended June 30, 2003. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Foxcroft drive in facility in 2002 and the expansion of Centra’s customer support personnel. Equipment expense totaled $287,000 for the first six months of 2002 compared to $364,000 for the first six months of 2003. Included in equipment expense is depreciation of $200,000 and $238,000 for the first six months of 2002 and 2003, respectively.

Advertising costs totaled $50,000 in the second quarter of 2002 compared to $88,000 in the second quarter of 2003. Advertising expenses totaled $104,000 and $150,000 for the first six months of 2002 and 2003, respectively. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2003. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Professional fees totaled $28,000 in the second quarter of 2002 compared to $49,000 in the second quarter of 2003. Professional fees totaled $73,000 and $74,000 for the six months ended June 30, 2002 and 2003, respectively.

Data processing costs totaled $105,000 in the second quarter of 2002 compared to $150,000 in the second quarter of 2003. Data processing costs totaled $192,000 in the first six months of 2002 compared to $281,000 in the first six months of 2003. These increases in 2003 are due to the overall account and transaction growth of the bank and are consistent with a rapidly growing financial entity.

Other operating expense totaled $278,000 in the second quarter of 2002 compared to $349,000 in the second quarter of 2003. Other operating expense totaled $541,000 in the first six months of 2002 compared to $644,000 for the first six months of 2003. The primary components of growth in this area are increases in courier costs, taxes not based on income, and travel costs associated with the expansion of various banking offices.

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

Return on Assets and Equity

Returns on assets (ROA) and equity (ROE) were .39% and 4.31% for the second quarter of 2002 compared to .61% and 6.83% in the second quarter of 2003. Year to date returns on assets (ROA) and equity (ROE) were .29% and 3.33% for the six months ended June 30, 2002 compared to .30% and 6.57% for the first six months of 2003. These returns are representative of a start-up financial institution attempting to gain critical mass to support the operations and staffing costs of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2003, as they did in 2002.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense

The bank has not recorded income tax expense in the second quarter or first six months of 2003 or 2002 due to the reduction in the valuation allowance on deferred income taxes. During its formative stages, Centra accumulated losses for which no tax benefit was recorded. As is common with newly formed companies, Centra recorded a valuation allowance for the full amount of its deferred taxes. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position in 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income. The valuation allowance was $418,000 at June 30, 2003 and $819,000 at December 31, 2002.

Financial Condition

Overview of the Statement of Condition

Total assets have increased $40.7 million since December 31, 2002. This is attributable to a complete menu of products offered to the customer and to customers’ acceptance of the bank’s philosophy of customer service within the community. Asset growth has occurred due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits have grown $47.5 million since December 31, 2002. Short-term borrowings have decreased $8.6 million since December 31, 2002.

Stockholders’ equity has increased approximately $0.9 million due to Centra’s net income and an increase in other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents totaled $28.7 million as of June 30, 2003 compared to $30.0 million as of December 31, 2002, or a decrease of $1.3 million.

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

Investment Securities

Investment securities totaled $35.5 million as of June 30, 2003. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $1.6 million from year-end and is the result of utilizing security maturities to fund loan growth for the period.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2003, the amortized cost of the bank’s investment securities totaled $35.4 million, resulting in unrealized appreciation in the investment portfolio of $158,000 and a corresponding increase in the bank’s equity of $95,000, net of deferred income taxes.

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

Loans

The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:

(Dollars in thousands)

	June 30	December 31
	2003	2002

Commercial	$38,020	$32,711
Real estate, commercial	127,580	96,147
Real estate, mortgage	45,967	42,808
Consumer	18,391	15,071

Total loans	$229,958	$186,737

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

The results of this analysis at June 30, 2003, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Six Months Ended
	June 30

	2003	2002

Allowance for loan losses
Balance, beginning of period	$2,375	$1,426

Loan losses	2	–
Loan recoveries	–	–

Net charge-offs	2	–
Loan loss provision	847	393

Total loans, end of period	$3,220	$1,819

The increase in the allowance for loan losses is primarily based upon the significant growth in the loan portfolio of the bank as of June 30, 2003.

The bank had one nonaccrual loan as of June 30, 2003 totaling $13,000 and none as of December 31, 2002 or June 30, 2002. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $96,000 as of June 30, 2003, $158,000 as of December 31, 2002, and $4,000 as of June 30, 2002. The bank had $2,000 in charge-offs in the first six months of 2003 and none in 2002.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $262.4 million at June 30, 2003.

Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2003, non-interest bearing deposits totaled $32.4 million compared to $27.3 million at December 31, 2002. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $230.0 million at June 30, 2003 compared to $187.5 million at December 31, 2002. Average interest-bearing liabilities totaled $237.8 million during the second quarter of 2003 compared to $147.1 million for the second quarter of 2002. Average non-interest bearing demand deposits totaled $31.7 million for the second quarter of 2003 compared to $21.9 million for the second quarter of 2002. Management will continue to emphasize deposit gathering in 2003 by offering outstanding customer service and competitively priced products.

Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At June 30, 2003, short-term borrowings totaled $16.0 million.

Capital/Stockholders’ Equity

Centra initially capitalized the bank when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000.

In 2000, the bank formed a one-bank holding company. In that transaction, Centra issued shares of common stock in exchange for shares of the bank’s common stock. In 2001, Centra sold an additional 240,000 shares in a private offering that was completed in April 2001 and 160,000 shares in a private offering that was completed in September 2001. This additional capital was needed to support projected growth in 2002 and beyond.

In May 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange Commission and sold these shares to the public. In June 2002, Centra registered an additional 120,000 shares as part of the offering. The offering was completed in the fourth quarter of 2002. The additional capital was needed to support projected growth in 2002 and beyond.

At June 30, 2003, accumulated other comprehensive income totaled $95,000 compared to $54,000 at December 31, 2002. This represents net unrealized gains on available-for-sale securities at June 30, 2003, net of income taxes. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed the year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2003, Centra Bank has $3,347,000 available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital rations can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2002 Form 10-KSB. At June 30, 2003, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well capitalized financial institution.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of June 30, 2003 in the declining rate scenarios. This non-compliance issue is due to certain interest–bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2003.

      (Dollars in Thousands)

Immediate		Estimated Increase		Estimated
Interest Rate Change		(Decrease) in Net		Increase (Decrease) in
(in Basis Points)		Interest Income		Economic Value of Equity

	300	$754	7.1%	$10,584	21.2%
	200	517	4.9	7,093	14.2
	100	197	1.9	3,618	7.2
-	100	(1,896)	(17.9)	(3,149)	(6.3)

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

Future Outlook

The bank’s results of operations in the second quarter of 2003 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

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

Construction is currently underway on a new full-service banking facility in the Cheat Lake area of Morgantown. The office is expected to open in August 2003.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures

The company’s chief executive officer and chief financial officer, based on their evaluation as of the end of the period covered by this report, of the company’s disclosure controls and procedures (as defined in Rule 13(a)-14(e) of the Securities Exchange Act of 1934), have concluded that the company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13(a)-14(c) and timely, alerting them to material information relating to the company required to be included in the company’s filings with the Securities and Exchange Commission under the Securities Exchange Act of 1934.

There were no significant changes in the company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Appearing as exhibits to this quarterly report on Form 10-QSB, certificates of the chief executive officer and chief financial officer appear. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-QSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

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

Part II. Other Information

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibits are filed herewith.

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

Exhibit 32(a)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

Exhibit 32(b)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

(b)	On August 7, 2003, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a Second Quarter 2003 Quarterly Report outlining second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 11, 2003	CENTRA FINANCIAL HOLDINGS, INC.

By: /s/ Douglas J. Leech Douglas J. Leech President and Chief Executive Officer

By: /s/ Kevin D. Lemley Kevin D. Lemley Chief Financial Officer