Form 10QSB
period 2003-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2003-11-12
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________.

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

As of November 7, 2003, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one): Yes [   ] No [ X ]

Centra Financial Holdings, Inc.
Part I. Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at September 30, 2003 and December 31, 2002

Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2003 and September 30, 2002

Consolidated Statement of Stockholders Equity for the Nine Months ended September 30, 2003 and September 30, 2002

Consolidated Statement of Cash Flows for the Nine Months ended September 30, 2003 and September 30, 2002

Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-25 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Part II	Other Information

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	September 30	December 31
	2003	2002
	(Unaudited)	(Note B)

Assets

Cash and due from banks	$13,548	$6,200

Interest-bearing deposits in other banks	906	1,001

Federal funds sold	11,847	22,817

Total cash and cash equivalents	26,301	30,018

Available-for-sale securities, at fair value (amortized cost of $29,857 at September 30, 2003 and $37,116 at December 31, 2002)	29,970	37,170

Loans, net of unearned income	262,957	186,737

Allowance for loan losses	(3,849)	(2,375)

Net loans	259,108	184,362

Premises and equipment, net	4,922	4,019

Loans held for sale	1,898	7,317

Other assets	4,576	3,350

Total assets	$326,775	$266,236

Liabilities

Deposits

Non-interest bearing	$36,824	$27,334

Interest bearing	244,337	187,534

Total deposits	281,161	214,868

Short-term borrowings	16,204	24,578

Other liabilities	2,179	919

Total liabilities	299,544	240,365

Stockholders’ equity

Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	–	–

Common stock, $1 par value, 50,000,000 authorized, 2,320,550 and issued and outstanding	2,320	2,320

Additional paid-in capital	25,419	25,419

Accumulated deficit	(576)	(1,922)

Accumulated other comprehensive income	68	54

Total stockholders’ equity	27,231	25,871

Total liabilities and stockholders’ equity	$326,775	$266,236

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2003	2002	2003	2002

Interest income

Loans, including fees	$9,628	$6,877	$3,508	$2,550

Loans held for sale	253	112	91	35

Securities available-for-sale	413	336	129	140

Interest-bearing bank balances	18	26	5	14

Federal funds sold	189	178	43	79

Total interest income	10,501	7,529	3,776	2,818

Interest expense

Deposits	3,833	3,017	1,314	1,081

Short-term borrowings	61	86	15	30

Total interest expense	3,894	3,103	1,329	1,111

Net interest income	6,607	4,426	2,447	1,707

Provision for loan losses	1,476	613	629	220

Net interest income after provision for loan losses	5,131	3,813	1,818	1,487

Other income

Service charges on deposit accounts	468	271	176	116

Other service charges and fees	348	226	125	91

Secondary market income	1,269	468	466	163

Other	69	24	28	1

Total other income	2,154	989	795	371

Other expense

Salaries and employee benefits	2,952	1,926	1,032	726

Occupancy expense	578	449	200	157

Equipment expense	565	435	201	148

Advertising	248	164	98	60

Professional fees	130	109	56	36

Data processing	437	298	156	106

Other	1,029	849	385	308

Total other expense	5,939	4,230	2,128	1,541

Net income before income taxes	1,346	572	485	317

Income taxes:

Federal	–	–	–	–

State	–	–	–	–

Total income taxes	–	–	–	–

Net income	$1,346	$572	$485	$317

Basic net income per share	$.58	$.30	$.21	$.14

Diluted net income per share	$.55	$.28	$.20	$.13

Basic weighted average shares outstanding	2,320,550	1,888,844	2,320,550	2,302,022

Diluted weighted average shares outstanding	2,454,982	2,012,172	2,457,198	2,425,915

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Deficit	Gain	Total

Balance, January 1, 2002	$1,600	$15,405	$(2,847)	$3	$14,161

Comprehensive income:

Issuance of common stock	712	9,909			10,621

Net income	–	–	572	–	572

Other comprehensive income:

Unrealized gain on available-for-sale securities	–	–	–	45	45

Total comprehensive income					617

Balance, September 30, 2002	$2,312	$25,314	$(2,275)	$48	$25,399

Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871

Comprehensive income:

Net income	–	–	1,346	–	1,346

Other comprehensive income:

Unrealized gain on available-for-sale securities	–	–	–	14	14

Total comprehensive income					1,360

Balance, September 30, 2003	$2,320	$25,419	$(576)	$68	$27,231

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended Sept. 30

	2003	2002

Operating activities

Net income	$1,346	$572

Adjustments to reconcile net income to net cash provided by operating activities:

Accretion of discounts on securities	(146)	(230)

Amortization of premiums on securities	209	3

Provision for loan losses	1,476	613

Depreciation	425	352

Loans originated for sale	(136,777)	(33,034)

Proceeds of loans sold	143,401	35,213

Gain on sale of loans	(1,205)	(411)

Increase in other liabilities	1,260	235

Increase in other assets	(1,174)	(184)

Net cash provided by operating activities	8,815	3,129

Investing activities

Purchases of life insurance	(97)	(802)

Purchases of premises and equipment	(1,328)	(458)

Purchases of available-for-sale securities	(24,804)	(58,516)

Maturities of available-for-sale securities	32,000	44,997

Net increase in loans made to customers	(76,222)	(48,911)

Net cash used in investing activities	(70,451)	(63,690)

Financing activities

Net increase in deposits	66,293	56,792

Net (decrease) increase in securities sold under agreement to repurchase	(8,374)	3,973

Proceeds of stock offering	–	10,621

Net cash provided by financing activities	57,919	71,386

(Decrease) increase in cash and cash equivalents	(3,717)	10,825

Cash and cash equivalents – beginning of period	30,018	13,867

Cash and cash equivalents – end of period	$26,301	$24,692

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements

Note A – Organization

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank that was chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. The bank was initially capitalized when it sold 1.2 million shares of stock at $10.00 per share or a total of $12 million in a private offering during 1999, which was completed in February 2002. The shares of Centra Bank were exchanged for shares of Centra in the third quarter of 2000.

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

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On September 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the third quarter and sold the additional shares in the third and fourth quarters of 2002.

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

Note C – Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2003 and 2002, stock options to purchase 532,000 and 475,700 shares at an average price of $11.52 and $11.05, respectively, were outstanding. For the three months ended September 30, 2003 and 2002, the dilutive effect of stock options was 136,648 and 123,893, respectively. For the nine months ended September 30, 2003 and 2002, the dilutive effect of stock options was 134,432 and 123,328, respectively.

Note D – Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra will continue to account for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair value method, pro forma net income for the three and nine months ended September 30, 2003 and 2002 would have been as follows:

(Dollars in Thousands, except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income as reported	$1,346	$572	$485	$317

Stock based compensation using fair

value method	(335)	(180)	(62)	(60)

Pro forma net income	$1,011	$392	$423	$257

Basic earnings per share as reported	$.58	$.30	$.21	$.14

Diluted earnings per share as reported	$.55	$.28	$.20	$.13

Proforma basic earnings per share	$.44	$.21	$.18	$.11

Proforma diluted earnings per share	$.41	$.19	$.17	$.11

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E – Recent Accounting Pronouncements

In January 2003, the FASB issued FASB interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of the three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and was to become effective on July 1, 2003, for entities that existed prior to February 1, 2003. On October 8, 2003, the FASB agreed to defer the effective date of FIN 46 in entities that existed prior to February 1, 2003 to the period ending after December 15, 2003. Management does not expect any material impact to Centra’s financial condition or results of operations as a result of applying the provisions of FIN 46 to new entities created or acquired after February 1, 2003.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $5.2 million and $1.6 million at September 30, 2003 and December 31, 2002, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2003 and December 31, 2002 was $72.7 million and $45.7 million, respectively.

     Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At September 30, 2003 and December 31, 2002, Centra had $1.9 million and $7.3 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At September 30, 2003 and for the Nine and Three Months Ended September 30, 2003 and 2002:

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2003	2002	2003	2002

Net income to:

Average assets	.61%	.40%	.61%	.58%

Average stockholders’ equity	6.76	4.09	7.12	5.02

Net interest margin	3.14	3.30	3.25	3.30

Average stockholders’ equity to average assets	9.02	9.85	8.49	11.61

Total loans to total deposits (end of period)	93.53	90.52	93.53	90.52

Allowance for loan losses to total loans (end of period)	1.46	1.22	1.46	1.22

Efficiency ratio	67.79	78.12	65.64	74.16

Capital ratios:

Tier 1 capital ratio	10.49	15.35	10.49	15.35

Risk-based capital ratio	11.74	16.58	11.74	16.58

Leverage ratio	8.54	11.70	8.54	11.70

Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A

Per share data:

Book value per share (end of period)	$11.73	$10.99	$11.73	$10.99

Market value per share (end of period)*	15.50	15.00	15.50	15.00

Basic net income per share	.58	.30	.21	.14

Diluted net income per share	.55	.28	.20	.13

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg in December 2001 and opened an off-site drive-in facility in March 2002. In September 2003, the bank completed construction of a full-service banking facility in the Cheat Lake area of Morgantown.

Centra Bank was chartered by the State of West Virginia and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. In September 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the third quarter and sold the additional shares in the third and fourth quarters of 2002.

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

Centra did not record income tax expense (benefit) during 2002, 2001 and 2000. While Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Furthermore, Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position at September 30, 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2003, Centra earned $485,000 compared to $317,000 in the third quarter of 2002. Third quarter profitability continued to improve due to the growth of interest earning assets resulting in net interest income increasing to $2.4 million in the third quarter of 2003 from $1.7 million in the third quarter of 2002.

For the nine months ended September 30, 2003, Centra earned $1,346,000 compared to $572,000 for the nine months ended September 30, 2002. Year-to-date profitability continued to improve due to the growth of interest-earning assets resulting in net interest income increasing to $6.6 million for the nine months ended September 30, 2003 compared to $4.4 million for the first nine months of 2002.

Loan loss provisions of $629,000 and $220,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Loan loss provisions for the nine months ended September 30, 2003 and 2002 were $1,476,000 and $613,000, respectively. This increase in primarily the result of significant growth in the loan portfolio in 2003.

Non-interest income for the quarters ended September 30, 2003 and 2002 totaled $795,000 and $371,000, respectively. Non-interest income for the nine months ended September 30, 2003 and 2002 totaled $2,154,000 and $989,000, respectively. These increases are directly related to the growth in volume of accounts and services offered and the income generated from residential mortgage loans sold in the secondary market, servicing released.

Non-interest expense for the quarters ended September 30, 2003 and 2002 totaled $2,128,000 and $1,541,000, respectively. Non-interest expense for the nine months ended September 30, 2003 and 2002 totaled $5,939,000 and $4,230,000, respectively. These increases are consistent with Centra expanding its banking operations in the Martinsburg region in the first quarter of 2002 and the Cheat Lake area in the third quarter of 2003. Associated with the expansion were increases in all line items related to staffing, occupancy and equipment costs associated with Centra experiencing growth in both deposits and loans.

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

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the third quarter of 2003 compared to 2002. The most significant areas of change were net loans, which increased to an average balance of $241.6 million for the quarter ended September 30, 2003 from $157.0 million for the quarter ended September 30, 2002, and interest-bearing liabilities, which grew to an average balance of $252.9 million from $167.3 million for the respective periods. Net loans increased to an average balance of $217.1 million for the first nine months of 2003 from $139.5 million for the first nine months of 2002. Total interest bearing liabilities increased to an average balance of $235.9 million for the first nine months of 2003 from $149.4 million for the first nine months of 2002. These trends reflect the continued growth of Centra in all balance sheet areas when compared to 2002.

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2003 and 2002 was 3.25% and 3.30% respectively. Centra expected this change in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and Centra issued additional capital in 2002 as the overall interest rate environment deteriorated. The aforementioned loan growth for the comparable three and nine month periods mitigated the overall decline in interest rates that began on January 4, 2001 when prime fell from 9.50% to 9.00% and continued to fall with the last drop occurring on June 27, 2003 when prime fell from 4.25% to 4.00%. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities to 2.09% in the third quarter of 2003 from 2.64% in the third quarter of 2002. The net interest margin for the nine months ended September 30, 2003 and 2002 was 3.14% and 3.30%, respectively. This decline was expected as the overall interest rate environment declined but was partially offset as the bank’s earning asset mix shifted to higher yielding loans.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Quarter Ended			Quarter Ended
	September 30, 2003			September 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets

Interest-bearing deposits in banks	$914	$5	2.02%	$557	$14	9.01%

Federal funds sold	17,161	43	1.01	19,180	79	1.63

Loans held for sale	7,481	91	4.79	3,840	35	3.57

Investments:

U.S. treasuries	–	–	–	–	–	–

U.S. agencies	32,514	129	1.57	24,194	140	2.32

Loans:

Commercial	175,916	2,381	5.37	107,780	1,632	6.00

Tax exempt	1,348	24	6.96	422	3	2.97

Consumer	19,889	396	7.91	12,669	278	8.71

Real estate	48,015	715	5.91	38,043	637	6.64

Allowance for loan losses	(3,532)	–	–	(1,926)	–	–

Net loans	241,636	3,516	5.77	156,988	2,550	6.44

Total earning assets	299,706	3,784	5.01	204,759	2,818	5.45

Cash and due from banks	8,263			4,108

Other assets	8,383			7,125

Total assets	$316,352			$215,922

Liabilities

Deposits:

Non-interest bearing demand	$35,366	$–		$22,819	$–

NOW	17,270	11	0.23	14,326	32	0.88

Money market checking	60,873	156	1.02	48,102	199	1.64

Savings	8,751	14	0.64	5,124	18	1.36

IRAs	7,061	62	3.56	3,946	45	4.54

CDs	142,883	1,071	2.97	81,666	786	3.82

Short-term borrowings	16,055	15	0.37	14,141	31	0.86

Total interest-bearing liabilities	252,893	1,329	2.09	167,305	1,111	2.64

Other liabilities	1,237			783

Total liabilities	289,496			190,907

Stockholders’ equity

Common stock	2,320			2,298

Paid-in capital	25,419			25,159

Accumulated deficit	(920)			(2,435)

Unrealized gains (losses)	37			63

Total stockholders’ equity	26,856			25,085

Total liabilities and stockholders’ equity	$316,352			$215,992

Net interest spread			2.92			2.82

Impact of non-interest bearing funds on margin			.33			.48

Net interest income-margin		$2,455	3.25%		$1,707	3.30%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2003			Nine Months Ended Sept. 30, 2002

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets

Interest bearing deposits in banks	$957	$18	2.48%	$1,285	$26	2.56%

Federal funds sold	22,869	189	1.11	14,288	178	1.67

Loans held for sale	8,101	253	4.17	2,993	112	4.98

Investments:

U.S. agencies	32,512	413	1.69	21,172	336	2.11

Loans:

Commercial	157,225	6,477	5.51	95,257	4,388	6.16

Tax exempt	790	39	6.57	217	7	4.46

Consumer	17,459	1,068	8.18	11,377	749	8.80

Real estate	44,628	2,058	6.15	34,293	1,733	6.74

Allowance for loan losses	(2,990)	–	–	(1,694)	–	–

Net loans	217,112	9,642	5.94	139,450	6,877	6.59

Total earning assets	281,551	10,515	4.99	179,188	7,529	5.62

Cash and due from banks	5,500			4,127

Other assets	7,883			6,648

Total assets	$294,934			$189,963

Liabilities

Deposits:

Non-interest bearing demand	$31,307	$–		$21,149	$–

NOW	16,756	42	..34	12,207	81	.88

Money market checking	56,853	489	1.15	41,364	528	1.71

Savings	7,948	47	.79	4,519	45	1.34

IRAs	6,409	180	3.75	3,221	115	4.77

CDs	130,355	3,075	3.15	74,471	2,248	4.04

Short-term borrowings	17,613	61	.47	13,660	86	.84

Total interest bearing liabilities	235,934	3,894	2.21	149,442	3,103	2.78

Other liabilities	1,088			665

Total liabilities	268,329			171,256

Equity

Common stock	2,320			1,887

Paid-in capital	25,419			19,415

Accumulated deficit	(1,265)			(2,613)

Unrealized gains (losses)	131			18

Total equity	26,605			18,707

Total liabilities and equity	$294,934			$189,963

Net interest spread			2.78			2.84

Impact of non-interest bearing funds on margin			.36			.46

Net interest income-margin		$6,621	3.14%		$4,426	3.30%

Provision for Loan Losses

The provision for loan losses for the quarters ended September 30, 2003, and 2002, was $629,000 and $220,000, respectively, while the provision for the nine months ended September 30, 2003 and 2002 was $1,476,000 and $613,000, respectively. The increase in the provision for the respective three and nine-month periods is a result of an increase in the allowance for loan losses based primarily upon the significant growth of the loan portfolio in 2003.

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

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $795,000 in the third quarter of 2003 compared to $371,000 in the third quarter of 2002. Non-interest income totaled $2,154,000 in the first nine months of 2003 compared to $989,000 in the first nine months of 2002. Non-interest income growth is due to an increase in mortgage banking income and the aforementioned growth in deposit accounts during 2002 and the first three quarters of 2003 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

Service charges on deposit accounts increased to $176,000 in the third quarter of 2003 from $116,000 in the third quarter of 2002. Service charges on deposits totaled $468,000 in the first nine months of 2003 compared to $271,000 in the first nine months of 2002. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 27.2 % and 12.9 % from September 30, 2002 and December 31, 2002, respectively.

Other service charges and fees increased to $125,000 in the third quarter of 2003 from $91,000 in the third quarter of 2002. Other service charges and fees increased to $348,000 in the nine months ended September 30, 2003 from $226,000 in the nine months ended September 30, 2002. This increase resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.

Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $466,000 from such fees in the third quarter of 2003 compared to $163,000 in the third quarter of 2002. Centra recognized $1,269,000 from such fees in the nine months ended September 30, 2003 compared to $468,000 in the nine months ended September 30, 2002. This dramatic increase resulted from lower mortgage rates in 2003 accompanied by a higher volume of refinancing.

Non-Interest Expense

For the third quarter of 2003, non-interest expense totaled $2,128,000 compared to $1,541,000 in the third quarter of 2002. For the nine months ended September 30, 2003, non-interest expense totaled $5,939,000 compared to $4,230,000 for the nine months ended September 30, 2002. Centra’s efficiency ratio was 65.64% for the third quarter of 2003 compared to 74.16% for the third quarter of 2002. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s efficiency ratio is declining and is indicative that Centra is controlling non-interest expenses while growing the bank.

Salaries and benefits totaled $1,032,000 for the quarter ended September 30, 2003 compared to $726,000 for the quarter ended September 30, 2002. Salaries and benefits for the first nine months of 2003 totaled $2,952,000 compared to $1,926,000 for the first nine months of 2002. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 92 full-time equivalent personnel at September 30, 2003 compared to 67 full-time equivalent personnel as of September 30, 2002. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Cheat Lake office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2003, and 2002, occupancy expense totaled $200,000 and $157,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $19,000 and $17,000, respectively, while lease expense totaled $130,000 and $98,000, respectively. Lease expense increased due to additional space leased in Martinsburg as well as the Suncrest office, along with additional lease expense for the Cheat Lake facility that opened in September 2003. Occupancy expense totaled $578,000 for the nine months ended September 30, 2003 compared to $449,000 for the nine months ended September 30, 2002. Depreciation expense included in occupancy expense totaled $54,000 in the first nine months of 2003 compared to $49,000 in the first nine months of 2002, while lease expense totaled $388,000 and $299,000, respectively.

Equipment expense totaled $201,000 in the third quarter of 2003 compared to $148,000 for the quarter ended September 30, 2002. Included in equipment expense is depreciation of furniture, fixtures and equipment of $132,000 for the quarter ended September 30, 2003 and $103,000 for the quarter ended September 30, 2002. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Foxcroft drive in facility in 2002, the expansion of Centra’s customer support personnel, and the opening of the Cheat Lake office. Equipment expense totaled $565,000 for the first nine months of 2003 compared to $435,000 for the first nine months of 2002. Included in equipment expense is depreciation of $371,000 and $303,000 for the first nine months of 2003 and 2002, respectively.

Advertising costs totaled $98,000 in the third quarter of 2003 compared to $60,000 in the third quarter of 2002. Advertising expenses totaled $248,000 and $164,000 for the first nine months of 2003 and 2002, respectively. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2003. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Professional fees totaled $56,000 in the third quarter of 2003 compared to $36,000 in the third quarter of 2002. Professional fees totaled $130,000 and $109,000 for the nine months ended September 30, 2003 and 2002, respectively. These increases are consistent with the increasing complexity of Centra’s operations and the increased costs of corporate governance.

Data processing costs totaled $156,000 in the third quarter of 2003 compared to $106,000 in the third quarter of 2002. Data processing costs totaled $437,000 in the first nine months of 2003 compared to $298,000 in the first nine months of 2002. These increases in 2003 are due to the overall account and transaction growth of the bank and are consistent with a rapidly growing financial entity.

Other operating expense totaled $385,000 in the third quarter of 2003 compared to $308,000 in the third quarter of 2002. Other operating expense totaled $1,029,000 in the first nine months of 2003 compared to $849,000 for the first nine months of 2002. The primary components of growth in this area are increases in courier costs, taxes not based on income, and travel and entertainment costs associated with the expansion of various banking offices.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .61% and 7.12% for the third quarter of 2003 compared to .58% and 5.02% in the third quarter of 2002. Year-to-date returns on average assets (ROA) and average equity (ROE) were .61% and 6.76% for the nine months ended September 30, 2003 compared to      .40% and 4.09% for the first nine months of 2003. These returns are representative of a start-up financial institution attempting to gain critical mass to support the operations and staffing costs of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2003, as they did in 2002.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense

The bank has not recorded income tax expense in the third quarter or first nine months of 2003 or 2002 due to the reduction in the valuation allowance on deferred income taxes. During its formative stages, Centra accumulated losses for which no tax benefit was recorded. As is common with newly formed companies, Centra recorded a valuation allowance for the full amount of its deferred taxes. As a result of the growth in net income and taxable income, Centra is no longer in a net operating loss position in 2003. Accordingly, the previously unrecognized tax benefits are now being recognized by reducing the valuation allowance and income tax expense as Centra continues to generate ordinary income. The valuation allowance was $208,000 at September 30, 2003 and $819,000 at December 31, 2002.

Financial Condition

Overview of the Statement of Condition

Total assets were $326.8 million or an increase of $60.5 million since December 31, 2002. This is attributable to a complete menu of products offered to the customer and to customers’ acceptance of the bank’s philosophy of customer service within the community. Asset growth has occurred due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits totaled $281.2 at September 30, 2003 or an increase of $66.3 million since December 31, 2002. Short-term borrowings totaled $16.2 million and have decreased $8.4 million since December 31, 2002.

Stockholders’ equity has increased approximately $1.4 million from December 31, 2002 due to Centra’s net income and a slight increase in other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents totaled $26.3 million as of September 30, 2003 compared to $30.0 million as of December 31, 2002, or a decrease of $3.7 million.

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

Investment Securities

Investment securities totaled $30.0 million as of September 30, 2003 and $37.2 million as of December 31, 2002. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $7.2 million from year-end and is the result of utilizing funds provided by security maturities to fund loan growth for the period.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2003, the amortized cost of the bank’s investment securities totaled $29.9 million, resulting in unrealized appreciation in the investment portfolio of $113,000 and a corresponding increase in the bank’s equity of $68,000, net of deferred income taxes.

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

The following table details total loans outstanding as of:

(Dollars in thousands)	September 30	December 31
	2003	2002

Commercial	$45,679	$32,711

Real estate, commercial	145,237	96,147

Real estate, mortgage	50,827	42,808

Consumer	21,214	15,071

Total loans	$262,957	$186,737

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2003. The bank will continue to selectively lend to customers outside its primary market area, while the bank’s lending base has also been expanded with its presence in the Martinsburg market.

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

The results of this analysis at September 30, 2003, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Nine Months Ended
	September 30

	2003	2002

Allowance for loan losses

Balance, beginning of period	$2,375	$1,426

Loan charge-offs	2	–

Loan recoveries	–	–

Net charge-offs	2	–

Loan loss provision	1,476	613

Total loans, end of period	$3,849	$2,039

The increase in the allowance for loan losses is primarily based upon the significant growth in the loan portfolio of the bank as of September 30, 2003.

The bank had five nonaccrual loans as of September 30, 2003 totaling $40,000 and none as of December 31, 2002 or September 30, 2002. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $63,000 as of September 30, 2003, $158,000 as of December 31, 2002, and $30,000 as of September 30, 2002. The bank had $2,000 in charge-offs in the first nine months of 2003 and none in 2002.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $281.2 million at September 30, 2003.

Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2003, non-interest bearing deposits totaled $36.8 million compared to $27.3 million at December 31, 2002. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $244.3 million at September 30, 2003 compared to $187.5 million at December 31, 2002. Average interest-bearing liabilities totaled $252.9 million during the third quarter of 2003 compared to $167.3 million for the third quarter of 2002. Average non-interest bearing demand deposits totaled $35.3 million for the third quarter of 2003 compared to $22.8 million for the third quarter of 2002. Management will continue to emphasize deposit gathering in 2003 by offering outstanding customer service and competitively priced products.

Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At September 30, 2003, short-term borrowings totaled $16.2 million compared to $24.6 million at December 31, 2002.

Capital/Stockholders’ Equity

The bank was initially capitalized when it sold 1.2 million shares of stock at $10 per share or a total of $12 million in a private offering during 1999, which was completed in February 2000.

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

In May 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange Commission and sold these shares to the public. In September 2002, Centra registered an additional 120,000 shares as part of the offering. The offering was completed in the fourth quarter of 2002. The additional capital was needed to support projected growth in 2002 and beyond.

At September 30, 2003, accumulated other comprehensive income totaled $68,000 compared to $54,000 at December 31, 2002. This represents net unrealized gains on available-for-sale securities at September 30, 2003, net of income taxes. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed the year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2003, Centra Bank has $4.5 million available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital rations can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2002 Form 10-KSB. At September 30, 2003, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well capitalized financial institution.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of September 30, 2003 in the declining rate scenarios. This non-compliance issue is due to certain interest–bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2003.

(Dollars in Thousands)

Immediate	Estimated Increase		Estimated
Interest Rate Change	(Decrease) in Net		Increase (Decrease) in
(in Basis Points)	Interest Income		Economic Value of Equity

300	$398	3.5%	$8,982	18.3%

200	283	2.4	5,939	12.1

100	112	1.0	3,016	6.1

-100	(1,893)	(16.7)	(2,125)	(4.3)

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

Future Outlook

The bank’s results of operations in the third quarter of 2003 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, and the Cheat Lake office opened in September 2003. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.

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

Appearing as exhibits to this quarterly report on Form 10-QSB are the certificates of the chief executive officer and chief financial officer. This form of certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-QSB is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

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

Based upon the controls evaluation conducted by our CEO and CFO, they have concluded that, subject to the limitations noted above, the company’s disclosure controls are effective to ensure that material information relating to Centra and its subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.Part II. Other Information

Part II. Other Information

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith.

Exhibit 31(a)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

Exhibit 31(b)	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

Exhibit 32(a)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Douglas J. Leech, Chief Executive Officer

Exhibit 32(b)	Certification pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for Kevin D. Lemley, Chief Financial Officer

(b)	On October 27, 2003, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a Third Quarter 2003 Quarterly Report outlining third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2003	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech Douglas J. Leech President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley Kevin D. Lemley Chief Financial Officer