Form 10KSB
period 2003-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2004-03-25
CIK 1099932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2003

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

Registrant’s telephone number, including area code: (304) 598-2000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $1 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

      For the year ended December 31, 2003, the Registrant had total revenues of $17,420,000.

      Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from January 1, 2002 to February 28, 2004, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates during that time was $25,969,026. For this purpose, certain executive officers and directors are considered affiliates.

      As of February 28, 2004, the Registrant had 2,320,550 shares of common stock outstanding with a par value of $1.

Documents Incorporated by Reference:

      Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting to be held April 15, 2004, are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

PART I

ITEM 1.     BUSINESS

      Centra Financial Holdings, Inc., or Centra, was formed on October 25, 1999 as a bank holding company. Centra Bank, Inc., or the bank, was formed on September 27, 1999 and chartered under the laws of the state of West Virginia. The bank commenced operations on February 14, 2000. During the first quarter of 2001, Centra formed two second-tier holding companies (Centra Financial Corporation — Morgantown, Inc. and Centra Financial Corporation — Martinsburg, Inc.) to manage the banking operations of Centra Bank, the sole bank subsidiary, in those markets.

      Centra operates offices in the Suncrest, Waterfront, and Cheat Lake areas of Morgantown and the Williamsport Pike, Foxcroft Avenue, and South Berkeley areas of Martinsburg, West Virginia. At December 31, 2003, Centra had total assets of $349.7 million, total loans of $295.9 million, total deposits of $302.4 million and total stockholders’ equity of $27.8 million.

      Centra’s business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market deposit accounts, savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), six automobile drive-in facilities, banking by phone and internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.

      At December 31, 2003, Centra had 98 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Internet web site is www.centrabank.com.

      Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans and deposits due to overwhelming community and customer support, both in the Monongalia and Berkeley county markets.

      During 2003, Centra continued to focus on internal growth as the primary method for reaching performance goals. Centra reviews key performance indicators on a regular basis to measure our success. We cannot assure you, however, that Centra will be able to continue to grow, or if it does, that any further growth or expansion will result in an increase in Centra’s earnings, dividends, book value or the market value of its common shares.

Recent Additions

      During the third quarter of 2003, Centra opened a full-service banking office at 101 Venture Drive in the Cheat Lake area of Morgantown. This facility significantly enhances Centra’s ability to satisfy customers’ banking needs in the Monongalia County market.

      During the fourth quarter of 2003, Centra acquired land in Inwood, Berkeley County, West Virginia, for the purpose of constructing a full-service banking office. The expected opening date of this office is the fourth quarter of 2004. Centra has opened a temporary office on an adjacent site and will operate this facility until construction is completed on the permanent site.

Customers and Markets

      Centra’s market areas have a diverse economic structure. Principal industries in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, Federal government and printing and binding. In addition, tourism, education and other service-related industries are important and growing components of the economy of both markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.

      Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified four areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank although new loan requests in those areas are more closely scrutinized before approving additional loans in those risk categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley County, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland and Ohio.

Commercial Loans

      At December 31, 2003, Centra had outstanding approximately $211.7 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 71% of the total aggregate loan portfolio as of that date.

      Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending, and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Extensions of credit to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.00 million require board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

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

Consumer Loans

      At December 31, 2003, Centra had outstanding consumer loans in an aggregate amount of approximately $22.8 million or approximately 8% of the aggregate total loan portfolio.

      Lending Practices. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the policy of Centra to review its consumer loan portfolio monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. The loan committees are responsible for monitoring performance in this area and for advising and updating loan personnel.

      Centra offers credit life insurance and health and accident insurance to all qualified buyers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.

Real Estate Loans

      At December 31, 2003, Centra had approximately $61.4 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 21% of total loans outstanding.

      Lending Practices. Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Occasionally, Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting for the purposes of establishing an interest rate compatible with the risks inherent in mortgage lending and based on the equity of the home. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. Centra also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney’s opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, full appraisals are obtained for all loans. Appraisals are obtained from licensed appraisers.

      Home Equity Loans. Home equity lines of credit are generally made as second mortgages by Centra. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Centra will lend up to 100% of the appraised value to the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 20 terms, but are subject to review upon request for renewal.

      Construction Loans. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction and the estimated cost (including interest) of construction. If the estimate of construction cost proves to be inaccurate, Centra may advance funds beyond the amount originally committed to permit completion of the project.

Competition

      Centra experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, and overall financial condition. Centra believes that its size and community approach provides flexibility, which enables the bank to offer an array of banking products and services.

      Centra primarily focuses on the Morgantown and Martinsburg markets for its products and services. Management believes Centra has developed a niche and a level of expertise in serving these communities.

      Centra operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not Centra’s strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and service will promote our customers’ continued use of Centra’s financial products and services and will lead to enhanced revenue opportunities.

Supervision and Regulation

      The following is a summary of certain statutes and regulations affecting Centra and its subsidiaries and is qualified in its entirety by reference to such statutes and regulations:

      Bank Holding Company Regulation. Centra is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Centra and any acquisition by Centra of voting stock or assets of any bank, savings association or other company. Centra is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Centra’s subsidiary bank, Centra Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Centra or its subsidiaries, investments in the stock or other securities thereof and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances or letters of credit on behalf of Centra and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Centra and other subsidiaries. Centra is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Centra and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Centra or its subsidiaries.

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

      Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Centra’s chief executive officer and chief financial officer are each required to certify that Centra’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of Centra’s internal controls; they have made certain disclosures to Centra’s auditors and the audit committee of the Board of Directors about Centra’s internal controls; and they have included information in Centra’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Centra’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2005, Section 404 of Sarbanes-Oxley will become applicable to Centra.

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

      The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Centra in particular have yet to be determined because of that Act’s recent adoption.

      Banking Subsidiary Regulation. Centra Bank was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

Federal Deposit Insurance Corporation

      The FDIC insures the deposits of Centra Bank and Centra Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition enacted or imposed by the bank’s regulatory agency.

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

Capital Requirements

      Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding Centra’s risk-based capital requirements, see Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB.

      West Virginia Division of Banking. State banks, such as Centra Bank, are subject to similar capital requirements adopted by the West Virginia Division of Banking.

Limits on Dividends

      Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 11 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB, Centra has $5,790,000 available for dividends at January 1, 2004.

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

Monetary Policy and Economic Conditions

      The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

      The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets and the activities of monetary and fiscal authorities, Centra cannot predict future changes in interest rates, credit availability or deposit levels.

Effect of Environmental Regulation

      Centra’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, Centra mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

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

ITEM 2.     PROPERTIES

      Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive and Cheat Lake office in Morgantown. Centra Bank also leases its offices on Foxcroft Avenue, Williamsport Pike, and Winchester Avenue in Martinsburg. Rent expense on the leased properties totaled $518,000 in 2003, $409,000 in 2002, and $330,000 in 2001. The main banking office is leased from a Limited Liability Company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $297,000, $218,000, and $223,000 in 2003, 2002, and 2001, respectively.

      Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from “Note 5. Bank Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-KSB.

ITEM 3.     LEGAL PROCEEDINGS

      There are no pending legal proceedings to which Centra or its subsidiaries are a party or to which any of their property is subject.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      Centra’s common shares are not traded on any national exchange.

      The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to Centra’s common shares. The information set forth in the table is based on Centra’s knowledge of certain arms-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 11 to the financial statements.

Quarterly Market and Dividend Information:

	2003		2002

	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$15.50	$0.00	$15.50	$0.00
Third Quarter	15.50	0.00	15.00	0.00
Second Quarter	15.50	0.00	15.00	0.00
First Quarter	15.50	0.00	12.50	0.00

      Centra had 797 stockholders of record at December 31, 2003.

ITEM 6.     SELECTED FINANCIAL DATA

      The information below has been derived from Centra’s Consolidated Financial Statements. Centra began operations on February 14, 2000.

	2003	2002	2001	2000
(Dollars in Thousands, except Ratios and Per Share Data)
Operating Data
For the year ended:
Total interest income	$14,634	$10,566	$7,118	$3,196
Total interest expense	5,304	4,312	3,662	1,767
Net interest income	9,330	6,254	3,456	1,429
Provision for loan losses	2,099	967	793	636
Other income	2,786	1,529	753	105
Other expense	8,157	5,891	4,312	2,384
Income tax (benefit)	(104)	—	—	—
Net income (loss)	1,964	925	(896)	(1,486)

Balance Sheet Data
At year-end:
Total assets	$349,708	$266,236	$155,560	$76,794
Investment securities	22,895	37,170	13,096	23,422
Net loans	291,468	184,362	117,239	41,783
Total deposits	302,355	214,868	128,334	62,900
Stockholders’ equity	27,838	25,871	14,161	10,060

Significant Ratios
Net income (loss) to:
Average total assets	.64%	.45%	(.81)%	(3.33)%
Average stockholders’ equity	7.32	4.52	(6.99)	(13.91)
Average stockholders’ equity to average total assets	8.78	9.98	11.53	23.96
Average loans to average deposits	90.66	88.79	89.14	69.78
Risk-based capital ratio	10.95	15.16	12.92	21.90

Per Share Data
Basic net income (loss) per share	$.85	$.46	$(.61)	$(1.25)
Diluted net income (loss) per share	.80	.44	(.61)	(1.25)
Cash dividends paid	0.00	0.00	0.00	0.00
Book value at end of period	12.00	11.15	8.85	8.38
Basic weighted-average shares outstanding	2,320,550	1,997,634	1,472,273	1,189,234
Diluted weighted-average shares outstanding	2,452,419	2,110,743	1,472,273	1,189,234

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

      The following discussion contains statements that refer to future expectations, contain projections of the results of operations or of financial condition, or state other information that is “forward-looking.” “Forward-looking” statements are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. Centra’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

      Many factors could cause Centra’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include:

•	General economic conditions, either nationally or within Centra’s markets, could be less favorable than expected;

•	Changes in market interest rates could affect interest margins and profitability;

•	Competitive pressures could be greater than anticipated;

•	Legal or accounting changes could affect Centra’s results; and

•	Adverse changes could occur in the securities and investments markets.

      In Management’s Discussion and Analysis we review and explain the general financial condition and the results of operations for Centra Financial Holdings, Inc. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in Centra’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Ernst & Young LLP to audit the consolidated financial statements and their independent audit report is included in Item 8 herein.

Introduction

      The following discussion and analysis of the Consolidated Financial Statements of Centra is presented to provide insight into management’s assessment of the financial results and operations of Centra. Centra Bank is the sole operating subsidiary of Centra and all comments, unless otherwise noted, are related to the bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes and the ratios and statistics contained elsewhere in this Form 10-KSB.

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

      Centra recognized an income tax benefit of $104,000 during 2003, while no income tax expense (benefit) was recorded during 2002, 2001 and 2000. As Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. During 2003, Centra utilized the remaining net operating losses carried forward and reversed the valuation allowance. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 8 to the consolidated financial statements.

Recent Accounting Pronouncements and Developments

      Note 1 to the consolidated financial statements discusses new accounting policies adopted by the bank during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards materially affects the bank’s financial condition, results of operations, or liquidity, the impacts are discussed in the applicable section(s) of management’s discussion and analysis of operations and notes to the consolidated financial statements.

Summary Financial Results

      The bank began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. During 2001, Centra expanded into the Martinsburg, West Virginia region, with two offices and opened an additional office in each region in 2003. The bank concluded 2003 with total assets of $349.7 million and deposits of $302.4 million.

      Centra earned $1,964,000 in 2003 compared to $925,000 in 2002. The earnings equated to a return on average assets of .64% and a return on average equity of 7.32%, compared to prior year results of .45% and 4.52%, respectively. Basic earnings per share was $.85 in 2003 compared to $.46 in 2002. Diluted earnings per share was $.80 in 2003 compared to $.44 in 2002.

      While operating in a challenging interest rate environment, the bank achieved a 5.03% yield on earning assets in 2003 compared to 5.44% in 2002. Despite extensive competition, loans increased to $295.9 million at December 31, 2003, from $186.7 million at December 31, 2002. The bank’s ability to acquire quality loans is supported by a minimal delinquency rate, non-accrual loans totaling $464,000, and no other non-performing, classified or renegotiated loans or non-performing assets at December 31, 2003.

      Deposits increased to $302.4 million at December 31, 2003, from $214.9 million at December 31, 2002, due to continued growth in both the Morgantown and Martinsburg markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 2.17% in 2003 compared to 2.67% in 2002. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.21% in 2003 compared to 3.22% in 2002.

      The bank maintained a high-quality, short-term investment portfolio during 2003 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2003 and 2002.

Interest Income and Expense

      Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.

      Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.21% in 2003 compared to 3.22% in 2002. The net interest margin faced considerable pressure due to competitive pricing of loans and deposits in Centra’s markets and the Federal Reserve’s .50% rate decrease in June 2003. This followed 12 rate decreases by the Federal Reserve during 2001 and 2002. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

      Management continues to analyze methods to deploy Centra’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

      During 2003, net interest income increased by $3.0 million or 49.2% to $9.3 million in 2003 from $6.3 million in 2002. This increase is largely due to the growth in average earning assets, primarily $84.9 million in loans. Average total earning assets were $291.6 million in 2003 compared to $194.4 million in 2002. Average total loans grew to $236.2 million in 2003 from $149.9 million in 2002. Primarily as a result of this growth, total interest income increased by $4.1 million, or 38.5%, to $14.7 million in 2003 from $10.6 million in 2002. Average interest-bearing liabilities, mainly deposits, likewise increased in 2003 by $83.7 million. Average interest-bearing deposits grew to $244.9 million in 2003 from $161.2 million in 2002. Primarily as a result of this growth, total interest expense increased by $1.0 million, or 23.0%, to $5.3 million in 2003 from $4.3 million in 2002.

      Despite the growth in the volume of earning assets during 2003, the yield on earning assets decreased to 5.03% in 2003 from 5.44% in 2002. This decline was due to the lower interest rate environment as the yield on net loans decreased to 5.85% in 2003, compared to 6.48% in 2002. In addition, Centra’s investment portfolio yield declined significantly during 2003 to 1.65% from 2.11% in 2002 due to the deteriorating interest rate environment in 2003 and 2002 and the short-term nature of the portfolio. This short-term maturity structure was and continues to be necessary to provide funding for loan growth and liquidity needs.

      The cost of interest-bearing liabilities decreased to 2.17% in 2003 from 2.67% in 2002. This decline is primarily a result of the lower interest rates paid on deposit products.

Statistical Financial Information Regarding Centra

      The following tables provide further information about Centra’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2003			2002

			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in Thousands)
Securities (1):
Taxable	$30,737	$508	1.65%	$23,681	$499	2.11%
Loans (2)(3)(4):
Commercial	170,102	9,269	5.45%	101,703	6,142	6.04%
Real estate	47,462	2,857	6.02%	36,060	2,395	6.64%
Consumer	18,659	1,493	8.00%	12,095	1,057	8.74%
Allowance for loan losses	(3,298)			(1,816)

Net loans	232,925	13,619	5.85%	148,042	9,594	6.48%
Loans held for sale	6,490	295	4.55%	3,988	168	4.21%
Short-term investments:
Interest-bearing deposits	961	24	2.54%	1,180	32	2.74%
Federal funds sold	20,456	223	1.09%	17,511	273	1.56%

Total	21,417	247	1.15%	18,691	305	1.63%

Total earning assets	291,569	14,669	5.03%	194,402	10,566	5.44%
Other assets	14,243			10,447

Total assets	$305,812			$204,849

Interest-bearing deposits:
Savings	$8,464	64	0.75%	$4,811	60	1.25%
Demand	75,188	712	0.95%	56,649	812	1.43%
Time	143,996	4,450	3.09%	84,871	3,322	3.91%

Total	227,648	5,226	2.30%	146,331	4,194	2.87%
Short-term borrowed funds	17,243	78	.45%	14,893	118	.79%

Total interest-bearing liabilities	244,891	5,304	2.17%	161,224	4,312	2.67%

Noninterest-bearing demand deposits	32,910			22,444
Other liabilities	1,166			727

Total liabilities	278,967			184,395
Stockholders’ equity	26,845			20,454

Total liabilities and stockholders’ equity	$305,812			$204,849

Interest rate spread		$9,365	2.86%		$6,254	2.77%

Interest income/earning assets			5.03%			5.44%
Interest expense/earning assets			1.82%			2.22%

Net yield on earning assets (net interest margin)			3.21%			3.22%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2003 were $331 and $211 in 2002.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	For 2003, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Analysis of Net Interest Income:

	2001

			Average
	Average	Income/	Yield/
	Balance	Expense	Rate
(Dollars in Thousands)
Securities (1):
Taxable	$14,424	$589	4.08%
Loans (2):
Commercial	56,694	4,256	7.51%
Real estate	16,907	1,303	7.71%
Consumer	6,262	587	9.38%
Allowance for loan losses	(1,082)

Net loans	78,781	6,146	7.80%
Loans held for sale	2,268	113	4.96%
Short-term investments:
Interest-bearing deposits	1,392	49	3.54%
Federal funds sold	5,955	221	3.71%

Total	7,347	270	3.68%

Total earning assets	102,820	7,118	6.92%
Other assets	8,279

Total assets	$111,099

Interest-bearing deposits:
Savings	$2,146	$44	2.05%
Demand	38,282	1,253	3.27%
Time	37,356	2,155	5.76%

Total	77,784	3,452	4.44%
Short-term borrowed funds	8,191	210	2.57%

Total interest-bearing liabilities	85,975	3,662	4.26%

Noninterest-bearing demand deposits	11,806
Other liabilities	505

Total liabilities	98,286
Stockholders’ equity	12,813

Total liabilities and stockholders’ equity	$111,099

Interest rate spread		$3,456	2.66%

Interest income/earning assets			6.92%
Interest expense/earning assets			3.56%

Net yield on earning assets (net interest margin)			3.36%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2001 were $109.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2003 vs. 2002
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in thousands)
Interest earning assets:
Loan portfolio:
Commercial	$3,778	$(651)	$3,127
Real estate	702	(240)	462
Consumer	531	(95)	436

Net loans	5,011	(986)	4,025
Loans held for sale	113	14	127
Securities:
Taxable	133	(124)	9
Federal funds sold and other	40	(98)	(58)

Total interest-earning assets	$5,297	$(1,194)	$4,103

Interest-bearing liabilities:
Savings deposits	$35	$(31)	$4
Interest-bearing demand deposits	221	(321)	(100)
Time deposits	1,942	(814)	1,128
Short-term borrowings	16	(56)	(40)

Total interest-bearing liabilities	$2,214	$(1,222)	$992

Net interest income	$3,083	$28	$3,111

	2002 vs. 2001
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in thousands)
Interest-earning assets:
Loan portfolio:
Commercial	$2,851	$(964)	$1,887
Real estate	1,294	(203)	1,091
Consumer	513	(43)	470

Net loans	4,658	(1,210)	3,448
Loans held for sale	75	(20)	55
Securities:
Taxable	274	(364)	(90)
Federal funds sold and other	247	(212)	35

Total interest-earning assets	$5,254	$(1,806)	$3,448

	2002 vs. 2001
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in thousands)
Interest-bearing liabilities:
Savings deposits	$38	$(22)	$16
Interest-bearing demand deposits	445	(886)	(441)
Time deposits	2,036	(869)	1,167
Short-term borrowings	108	(200)	(92)

Total interest-bearing liabilities	$2,627	$(1,977)	$650

Net interest income	$2,627	$171	$2,798

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Provision for Loan Losses

      In 2003, Centra recorded a provision for loan losses of $2,099,000 compared to $967,000 in 2002. Due to the start-up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, historical loss experience of other institutions in these markets and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further discussion can be found later in this discussion under “Allowance for Loan Losses.”

Non-Interest Income

      Fees related to real estate loans sold in the secondary market, deposit accounts and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $2,786,000 in 2003 compared to $1,529,000 in 2002. This increase is primarily due to an increase in secondary market income and service charges.

      Service charges on deposit accounts increased to $654,000 in 2003 from $420,000 in 2002. This growth resulted from the overall growth in deposit accounts and deposit related activity.

      Other service charges and fees increased to $472,000 in 2003 from $304,000 in 2002. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.

      Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra recognized $1,563,000 as fees from selling those loans during 2003 compared to $757,000 of such fees in 2002. The dramatic increase resulted from lower mortgage rates in 2003 and the high volume of refinancing. Approximately $87 million of loans were sold in 2003 compared to approximately $55 million in 2002. However, the amount of loans originated and sold began to decline in the third and fourth quarters of 2003 due to a slight increase in mortgage lending rates. Management anticipates that the total loans originated and sold will stabilize in 2004 at a lesser volume than experienced in 2003.

      Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

      In 2003, total non-interest expense reached $8.2 million compared to $5.9 million in 2002. The level of non-interest costs incurred is indicative of Centra’s continued growth in the number of customers served, the number of banking offices, and the number of personnel and technology to support the growth.

      Salaries and benefits expense totaled $3.9 million in 2003 compared to $2.7 million in 2002. Salaries and benefits expense reflects Centra’s commitment to provide high quality customer service utilizing cutting edge technology. At December 31, 2003, Centra had 98 full-time equivalent employees compared to 72 full-time equivalent employees at December 31, 2002, which represents a 36% growth. This increase relates to the addition of customer service and operations personnel to support growth and staffing for the two new offices in 2003. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

      Occupancy expense totaled $819,000 in 2003 compared to $618,000 in 2002. This increase is due to the leasing of two additional office locations in 2003 and additional office space at the Suncrest location. Included in these totals is depreciation expense of $77,000 in 2003 and $66,000 in 2002. Lease expense totaled $518,000 in 2003 compared to $409,000 in 2002.

      Equipment expense totaled $778,000 in 2003 compared to $600,000 in 2002. Depreciation expense on furniture, fixtures, and equipment constituted $522,000 in 2003 compared to $410,000 in 2002. Equipment depreciation reflects Centra’s commitment to technology and the addition of equipment related to the two branch openings in 2003.

      Advertising costs totaled $395,000 in 2003 compared to $249,000 in 2002. Total costs reflect the marketing of the bank’s products and the marketing of the newly opened Cheat Lake area office in Monongalia County and the Inwood office in Berkeley County. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

      Professional fees totaled $212,000 in 2003 compared to $140,000 in 2002. This increase is commensurate with the overall growth and complexity of the bank.

      Data processing costs totaled $621,000 in 2003 compared to $408,000 in 2002. This increase is related to the overall account and transaction growth of the bank and additional banking locations.

      Other expense increased to $1,424,000 in 2003 from $1,161,000 in 2002. The primary components of growth in this area are increased courier costs, stationery and supplies and other outside services.

      Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Centra’s efficiency ratio was 67.3% in 2003 compared to 75.7% in 2002. This improvement resulted in net interest income and non-interest income growing at a more rapid pace than non-interest expenses. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.

2002 compared to 2001

      Net interest income increased by $2.8 million when comparing 2002 with 2001. This increase is largely due to growth in average earning assets, primarily loans, of $91.6 million in 2002. Average interest-bearing liabilities increased by $75.2 million in 2002. This increase was predominantly due to an increase in average interest-bearing deposits of $68.5 million.

      The provision for loan losses was $967,000 in 2002 compared to $793,000 in 2001. This increase is predominantly due to the growth in total loans.

      Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts and electronic banking revenue. Non-interest income was $1,529,000 in 2002 compared to $753,000 in 2001. This increase is due to an increase in secondary market income and the aforementioned growth in deposits during 2002 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

      Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. Centra recognized $757,000 as fees from selling those loans during 2002 compared to $371,000 of such fees in 2001. The increase resulted from lower mortgage rates in 2002 and the high volume of loans sold in 2002. Loans sold in 2002 approximated $55.4 million compared to $29.9 million in 2001.

      Non-interest expense reached $5.9 million in 2002 compared to $4.3 million in 2001. This increase is representative of a start-up bank in the early years of operations and includes a full year’s expenses associated with opening three banking offices in 2001.

Income Taxes

      Centra incurred income tax expense of $652,000 in 2003. However, this expense was fully offset by reversal of the valuation allowance that was recognized against deferred tax assets in prior years. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets is more likely than not, and therefore, the valuation allowance was reversed. Including reversal of the valuation allowance, Centra recorded an income tax benefit of $104,000 in 2003.

      Centra record no income tax expense in 2002 and 2001 as a result of establishing a valuation allowance against deferred tax assets in those years.

      Centra anticipates that, beginning in 2004, income tax expense will be incurred at an effective rate approximating 37%.

Return on Assets

      Centra’s return on average assets was .64% in 2003, .45% in 2002 and (.81)% in 2001. The 2001 negative return reflects the commitment that start-up financial institutions must endure as they attempt to attain critical mass to support their infrastructure and as they grow the interest earning asset base.

Return on Equity

      Centra’s return on average stockholders’ equity (“ROE”) was 7.32% in 2003, 4.52% in 2002 and (6.99)% in 2001. These improving returns also reflect Centra’s start-up nature and the movement towards improving profitability.

      The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 11 of Notes to the consolidated financial statements included in Item 8 herein.

Overview of the Statement of Condition

      Centra’s balance sheet at December 31, 2003 changed significantly in comparison to December 31, 2002. This change was primarily due to exceptional loan and deposit growth and the two banking offices opened in 2003. Total assets grew to $349.7 million at December 31, 2003 from $266.2 million at December 31, 2002. The new offices contributed to the increase in total loans of $109.2 million in 2003. This growth in loans and investments was funded by increases in all categories of deposits. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

      Deposits grew to $302.4 million at December 31, 2003, an increase of $87.5 million from December 31, 2002. Short-term borrowings decreased to $17.0 million as of December 31, 2003, a decrease of $7.6 million from December 31, 2002.

      Stockholders’ equity increased $2.0 million from 2002 due to the net income recognized for 2003 of $2.0 million.

Cash and Cash Equivalents

      Centra’s cash and cash equivalents totaled $23.8 million at December 31, 2003, compared to $30.0 million at December 31, 2002, a decrease of $6.2 million. This decrease resulted from an increase in outstanding loans in 2003 due to significant loan growth in the Monongalia and Berkeley County markets.

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

Investment Securities

      Investment securities totaled $22.9 million at December 31, 2003, compared to $37.2 million at December 31, 2002. Government sponsored agency securities comprise the majority of the portfolio. This decrease reflects the loan growth that occurred in 2003.

      All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2003, the amortized cost of Centra’s investment securities totaled $22.8 million, resulting in unrealized appreciation in the investment portfolio of $95,000.

      Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/ Liability Committee (“ALCO”) meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for Centra. Through active balance sheet management and analysis of the investment securities portfolio, Centra maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.

Loans

      Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $295.9 million as of December 31, 2003, compared to $186.7 million at December 31, 2002.

      Centra experienced significant loan growth during 2003 in commercial and all other loan classifications. At December 31, 2003, commercial loans totaled 71% of Centra’s total loan portfolio, comprising the largest portion of the loan portfolio. Commercial loans totaled $211.7 million at December 31, 2003, compared to $128.9 million at December 31, 2002. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2004. In addition to the anticipated additional in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

      Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 21% of Centra’s total loan portfolio. Real estate mortgage loans totaled $61.4 million at December 31, 2003, compared to $42.8 million at December 31, 2002.

      Included in real estate loans are home equity credit lines totaling $25.1 million at December 31,2003, compared to $16.7 million at December 31, 2002. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

      Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2003, consumer loan balances totaled $22.8 million compared to $15.1 million at December 31, 2002. The majority of Centra’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

      The following table provides additional information about Centra’s loans:

Loan Maturities:

	December 31, 2003
(Dollars in Thousands)
		Due in
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
Loan Type	Or Less	Years	Years	Total

Commercial loans:
Fixed	$34,907	$14,734	$54,776	$104,417
Variable	82,222	25,049	—	107,271

	117,129	39,783	54,776	211,688
Real estate loans:
Fixed	4,211	5,354	36,980	46,545
Variable	13,096	1,755	—	14,851

	17,307	7,109	36,980	61,396
Consumer loans:
Fixed	2,323	7,800	11,484	21,607
Variable	1,189	45	—	1,234

	3,512	7,845	11,484	22,841

Total	$137,948	$54,737	$103,240	$295,925

      The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Portfolio Analysis:

	2003	2002	2001	2000
(Dollars in Thousands)
Year-end balances:
Commercial, financial and agricultural	$211,688	$128,858	$81,557	$30,728
Real estate	56,620	38,675	22,414	7,817
Real estate construction	4,776	4,133	5,304	1,090
Consumer	22,841	15,071	9,390	2,784

Total	$295,925	$186,737	$118,665	$42,419

Average total loans	$236,223	$149,858	$79,863	$22,184
Average allowance for loan losses	(3,298)	(1,816)	(1,082)	(329)

Average loans, net of allowance	$232,925	$148,042	$78,781	$21,855

Loan Concentration

      At December 31, 2003, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing and general contracting industry, convenience stores, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.

Allowance for Loan Losses

      Management continually monitors the loan portfolio through its Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. Due to the absence of losses to date, the bank utilizes historical loss factors comparable to peer banks operating in our geographic lending area. Centra selects its peer banks based upon institutions that have a high concentration of commercial loans similar to Centra’s portfolio. This commercial concentration requires additional consideration in establishing the allowance for loan losses. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level.

      The results of this analysis at December 31, 2003, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

      Centra incurred charge-offs totaling $17,000 in 2003 and $18,000 in 2002. Centra had non-accrual loans totaling $464,000 at December 31, 2003, and $14,000 at December 31, 2002. Centra had no other non-performing assets or other real estate owned as of December 31, 2003 or 2002. As of December 31, 2003, Centra had delinquent loans of $45,000 and $158,000 as of December 31, 2002.

      During 2003, Centra recorded a provision for loan losses of $2,099,000. The only other activity that impacted the allowance during 2003 was consumer charge-offs of $16,852. Total charge-offs represented .01% of average loans outstanding. Activity in the allowance for loan losses follows:

	2003	2002	2001	2000

Balance, January 1	$2,375	$1,426	$636	$—
Provision	2,099	967	793	636
Charge-offs	17	18	3	—
Recoveries	—	—	—	—

Net charge-offs	17	18	3	—

Balance, December 31	$4,457	$2,375	$1,426	$636

      The following table reflects the allocation of the allowance for loan losses as of December 31:

	2003	2002	2001	2000
(Dollars in Thousands)
Allocation of allowance for loan losses at December 31:
Commercial	$3,944	$2,099	$1,271	$605
Real estate	252	156	50	17
Real estate construction	15	15	30	2
Consumer	246	105	75	12

Total	$4,457	$2,375	$1,426	$636

Percent of loans to total loans at December 31:
Commercial	71%	69%	69%	72%
Real estate	19	21	19	18
Real estate construction	2	2	4	3
Consumer	8	8	8	7

Total	100%	100%	100%	100%

      Non-performing assets consist of loans and leases that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes and collectibility is no longer in doubt, the loan is returned to accrual status.

      Total non-performing assets were $464,000 at December 31, 2003, compared with $14,000 at December 31, 2002, and represent .16% and .01% of total loans and leases and other real estate. Non-performing assets and past due loans and leases:

	2003	2002	2001	2000
(Dollars in Thousands)
Non-accrual loans
Commercial	$455	$—	$—	$—
Real estate	—	14	—	—
Consumer	9	—	—	—

Total non-accrual loans	464	14	—	—
Renegotiated loans	—	—	—	—

Total non-performing loans	464	14	—	—
Other real estate, net	—	—	—	—

Total non-performing assets	$464	$14	$—	$—

Accruing loans past due 90 days or more	—	—	—	—

Non-performing loans as a % of total loans	.16%	.01%	—	—
Allowance for loan losses as a % of non-performing loans	961%	16,964%	—	—

      The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $43,000. Amounts actually collected and recorded as interest income for these loans were $34,000.

Funding Sources

      Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $302.4 million, or 94.7% of Centra’s funding sources at December 31, 2003.

      Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2003, non-interest-bearing balances totaled $39.3 million compared to $27.3 million at December 31, 2002. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

      Interest-bearing deposits totaled $263.1 million at December 31, 2003, compared to $187.5 million at December 31, 2002. On a percentage basis, interest-bearing transaction accounts were the largest growth component of Centra’s deposits. Average interest-bearing liabilities totaled $244.9 million during 2003 compared to $161.2 million during 2002. Average non-interest bearing liabilities totaled $34.1 million during 2003 compared to $23.2 million during 2002. Management will continue to emphasize deposit gathering in 2004 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

      Maturities of Certificates of Deposit $100,000 or More:

	2003	2002	2001
(Dollars in Thousands)
Under 3 months	$36,489	$26,313	$7,719
3 to 12 months	24,540	10,865	15,007
Over 12 months	30,545	22,357	6,180

Total	$91,574	$59,535	$28,906

      Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2003, short-term borrowings totaled $17.0 million compared to $24.6 million in 2002.

Capital/ Stockholders’ Equity

      During the year ended December 31, 2003, stockholders’ equity increased approximately $2.0 million (or 7.6%) to $27.8 million. This increase resulted primarily from Centra’s $2.0 million net income for the year. Centra paid no dividends during 2003 or 2002.

      At December 31, 2003, accumulated other comprehensive income totaled $57,000, an increase of $3,000 from December 31, 2002. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2003. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

      Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements. At December 31, 2003, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 10.95% at December 31, 2003, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 9.69% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2003, was 8.15% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

Liquidity and Interest Rate Sensitivity

      The objective of Centra’s asset/liability management function is to maintain consistent growth in net interest income within Centra’s policy guidelines. This objective is accomplished through management of Centra’s balance sheet liquidity and interest rate risk exposure based on changes in economic conditions, interest rate levels, and customer preferences.

Interest Rate Risk

      The most significant market risk resulting from Centra’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes which can impact both the earnings stream as well as market values of financial assets and liabilities. Centra’s management has charged the Asset/ Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank’s balance sheets related to the management of interest rate risk. The ALCO strives to keep Centra focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

      The ALCO relies on different methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures, and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.

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

      The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of December 31, 2003. Centra has plans in place to impact net interest income in the event such interest rate changes occur. Management believes that the probability of rates declining 1% in the existing market is remote. During each of the forecasted declining rate scenarios, deposit rates cannot decline the full amount of the projected decrease due to reaching the floor of zero. The interest earning asset portion of the balance sheet continues to generate reduced interest income thereby generating net interest income at risk higher than current policy guidelines. ALCO has discussed these scenarios and will continue to monitor the interest rate environment. The following table is provided to show the earnings at risk of Centra as of December 31, 2003.

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income

	(Dollars in Thousands)
300	$1,030	8.5%
200	775	6.4
100	469	3.9
–100	(1,739)	(14.4)

Liquidity

      Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is Centra’s policy to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.

      The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2003, cash provided by financing activities totaled $79.9 million, while outflows from investing activity totaled $97.3 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

Off-Balance Sheet Commitments

      The Company has entered into certain agreements that represent off-balance sheet arrangements that have had a significant impact on the Company’s financial statements and could have a significant impact in future periods. Specifically, the Company has entered into agreements to extend credit or provide conditional payments pursuant to standby and commercial letters of credit. Further discussion of these agreements, including the amounts outstanding at December 31, 2003, is included in Note 11 to the financial statements.

      Financial Accounting Standards Interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, is applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are first effective for the Company’s 2002 year-end. This interpretation requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 clarifies the requirements of Financial Accounting Standards No. 5, Accounting for Contingencies, relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation (a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable) that is related to an asset, liability, or equity security of the guaranteed party. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this interpretation, including, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, loan commitments, subordinated interests in an SPE and guarantees of a company’s own future performance. Other guarantees are subject to the disclosure requirements of FIN 45 but not to the recognition provisions and include, among others, a guarantee accounted for as a derivative instrument under Financial Accounting Standards Statement No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance, not price. Significant guarantees that have been entered into by the Company are disclosed in the Note 9 to the consolidated financial statements. The Company does not expect the requirements of FIN 45 to have a material impact on results of operations, financial position or liquidity.

      Substantially all of Centra’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital-intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power, and conversely, a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.

Fourth Quarter

      Centra’s fourth quarter net income was $618,000 in 2003 compared to $353,000 in the fourth quarter of 2002. This equated to basic earnings per share, on a quarterly basis, of $.27 in 2003 and $.15 in 2002. Diluted earnings per share for the fourth quarter of 2003 and 2002 was $.25 and $.14, respectively. Net interest income increased in each quarter during 2003 and was $2.7 million in the fourth quarter of 2003 compared to $1.8 million in 2002. Non-interest income decreased in the third and fourth quarters, due to the later stages of the real estate refinancing demand, and was $632,000 in the fourth quarter of 2003 compared to $289,000 in 2002. Non-interest expense increased to $2.2 million for the fourth quarter of 2003 from $1.7 million in 2002. This increase was due to increased staffing and operational costs associated with the opening and operation of two banking offices and costs associated with Centra’s expanding customer base. In addition, Centra recorded an income tax benefit of $104,000 in the fourth quarter of 2003.

Future Outlook

      The bank’s results of operations represent the growth stages of a de novo banking institution. Due to our branch openings in 2003 and continued customer acceptance of our customer service commitment, Centra has become a strong competitor in the markets that it serves, and the growth in 2003 resulted in a continuation of the profitability that was achieved in prior quarters. Centra will continue to penetrate its markets with an emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank continues to utilize retail and business internet services. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. Centra will continue to search for quality banking locations as well as exploring alternative delivery systems. In January 2004, Centra acquired land in the Sabraton area of Morgantown and plans to build a branch facility on this site in 2004.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      Please refer to pages 22-24 in Item 7 of this Form 10-KSB.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      No response required.

ITEM 9A.	CONTROLS AND PROCEDURES

      The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of December 31, 2003.

      There were no significant changes in the company’s internal controls over financial reporting during the fourth quarter of 2003.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31

	2003	2002
(Dollars in Thousands, except Per Share Data)
Assets
Cash and cash equivalents	$8,180	$6,200
Interest-bearing deposits in other banks	997	1,001
Federal funds sold	14,574	22,817

Total cash and cash equivalents	23,751	30,018
Available-for-sale securities, at estimated fair value (amortized cost of $22,800 in 2003 and $37,116 in 2002)	22,895	37,170
Loans	295,925	186,737
Allowance for loan losses	(4,457)	(2,375)

Net loans	291,468	184,362
Premises and equipment	5,654	4,019
Loans held for sale	756	7,317
Other assets	5,184	3,350

Total assets	$349,708	$266,236

Liabilities
Deposits
Non-interest bearing	$39,259	$27,334
Interest bearing	263,096	187,534

Total deposits	302,355	214,868
Short-term borrowings	16,953	24,578
Other liabilities	2,562	919

Total liabilities	321,870	240,365
Stockholders’ equity Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,320,550 issued and outstanding	2,320	2,320
Additional paid-in capital	25,419	25,419
Accumulated earnings (deficit)	42	(1,922)
Accumulated other comprehensive income	57	54

Total stockholders’ equity	27,838	25,871

Total liabilities and stockholders’ equity	$349,708	$266,236

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31

	2003	2002	2001
(Dollars in Thousands, except Per Share Data)
Interest income:
Loans, including fees	$13,584	$9,594	$6,146
Loans held for sale	295	168	113
Securities available-for-sale	508	499	589
Interest-bearing bank balances	24	32	49
Federal funds sold	223	273	221

Total interest income	14,634	10,566	7,118
Interest expense:
Deposits	5,226	4,194	3,452
Short-term borrowings	78	118	210

Total interest expense	5,304	4,312	3,662

Net interest income	9,330	6,254	3,456
Provision for loan losses	2,099	967	793

Net interest income after provision for loan losses	7,231	5,287	2,663
Other income:
Service charges on deposit accounts	654	420	181
Other service charges and fees	472	304	166
Secondary market income	1,563	757	371
Other	97	48	35

Total other income	2,786	1,529	753
Other expense:
Salaries and employee benefits	3,908	2,715	2,037
Occupancy expense	819	618	469
Equipment expense	778	600	447
Advertising	395	249	151
Professional fees	212	140	130
Data processing	621	408	274
Other	1,424	1,161	804

Total other expense	8,157	5,891	4,312

Net income (loss) before income tax (benefit)	1,860	925	(896)
Income tax (benefit)	(104)	—	—

Net income (loss)	$1,964	$925	$(896)

Basic earnings (loss) per share	$.85	$.46	$(.61)
Diluted earnings (loss) per share	$.80	$.44	$(.61)
Basic weighted-average shares outstanding	2,320,550	1,997,634	1,472,273
Diluted weighted-average shares outstanding	2,452,419	2,110,743	1,472,273

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	Earnings	Comprehensive
	Stock	Capital	(Deficit)	Income(Loss)	Total
(Dollars in Thousands)
Balance, January 1, 2001	$1,200	$10,800	$(1,951)	$11	$10,060
Issuance of common stock	400	4,605	—	—	5,005
Comprehensive loss:
Net loss	—	—	(896)	—	(896)
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	(8)	(8)

Total comprehensive loss					(904)

Balance, December 31, 2001	1,600	15,405	(2,847)	3	14,161
Issuance of common stock	720	10,014	—	—	10,734
Comprehensive income:
Net income	—	—	925	—	925
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	51	51

Total comprehensive income					976

Balance, December 31, 2002	2,320	25,419	(1,922)	54	25,871
Comprehensive income:
Net income	—	—	1,964	—	1,964
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	3	3

Total comprehensive income					1,967

Balance, December 31, 2003	$2,320	$25,419	$42	$57	$27,838

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31

	2003	2002	2001
(Dollars in Thousands)
Operating activities:
Net income (loss)	$1,964	$925	$(896)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(169)	(312)	(562)
Amortization of premiums on securities	300	9	—
Provision for loan losses	2,099	967	793
Deferred income tax benefit	(1,489)	—	—
Depreciation	599	477	342
Loans originated for sale	(78,486)	(57,422)	(34,606)
Proceeds from loans sold	86,610	56,204	29,946
Gain on sale of loans	(1,563)	(757)
Increase in other liabilities	1,643	406	167
Increase in other assets	(253)	(317)	(205)

Net cash provided by (used in) operating activities	11,255	180	(5,021)
Investing activities:
Purchases of premises and equipment	(2,234)	(677)	(1,879)
Purchases of life insurance	(129)	(836)	(1,008)
Purchases of available-for-sale securities	(24,854)	(86,769)	(118,003)
Sales and maturities of available-for-sale securities	39,038	63,049	128,883
Net increase in loans made to customers	(109,205)	(68,090)	(76,249)

Net cash used in investing activities	(97,384)	(93,323)	(68,256)
Financing activities:
Net increase in deposits	87,487	86,533	65,435
Net (decrease) increase in securities sold under agreement to repurchase	(7,625)	12,027	9,063
Proceeds of stock offering	—	10,734	5,005

Net cash provided by financing activities	79,862	109,294	79,503

(Decrease) increase in cash and cash equivalents	(6,267)	16,151	6,226
Cash and cash equivalents — beginning of period	30,018	13,867	7,641

Cash and cash equivalents — end of period	$23,751	$30,018	$13,867

Supplemental cash flow information:
Interest paid	$5,189	$4,257	$3,622
Income taxes paid	$39	$—	$—

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS,INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.     Summary of Significant Accounting Policies

      The accounting and reporting policies of Centra Financial Holdings, Inc. and Subsidiaries (“Centra”) conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. Centra’s business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

      The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Principles of Consolidation

      The consolidated financial statements include the accounts of Centra Financial Holdings, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Cash and Cash Equivalents

      Cash and cash equivalents include cash and due from banks, interest-bearing deposits in other banks, and federal funds sold, all with original maturities of 90 days or less.

Investment Securities

      Management determines the appropriate classification of investment securities at the time of purchase. Available-for-sale securities are those securities that would be available to be sold in the future in response to Centra’s liquidity needs, changes in market interest rates, and asset-liability management strategies, among others. Available-for-sale securities are reported at fair value, with unrealized holding gains and losses reported in a separate component of other comprehensive income. The cost of securities sold is based on the specific-identification method.

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

      Loans are designated as non-performing when either principal or interest payments are 90 days or more past due, unless those loans are in the process of collection and, in management’s opinion, are fully secured. When a loan is placed on non-accrual status, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

Allowance for Loan Losses

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience of peer banks, peer group comparisons, current national and local economic conditions, volume, growth, and composition of the portfolio, and other relevant risk factors. This evaluation is inherently subjective and it requires material estimates, including estimated losses on pools of loans grouped by similar risk characteristics based on historical loss experience of peers and consideration of current economic conditions, that may be susceptible to significant change. Increases to the allowance for estimated credit losses are made by charges to the provision for loan losses. Loans that would be determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.

      Centra’s allowance for loan losses is the combination of estimated allowances for specific commercial credits, if any, and allowances for the remaining loans, grouped by similar characteristics. Management’s estimate of each component of the allowance for loan losses is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated.

      A key element of Centra’s methodology for determining the allowance for loan losses is Centra’s formal credit risk monitoring procedures, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the individual borrower’s ability to meet its contractual obligations. Upon detection of the borrower’s inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined. For the remaining loans, historical peer loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can ensure the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

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

Stock Based Compensation

      Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

determined using the fair-value method, pro forma net income (loss) for the years ended December 31, 2003, 2002 and 2001 would have been as follows:

	Year Ended December 31,

	2003	2002	2001

(Dollars in Thousands, except Per Share Data)

Net income (loss) as reported	$1,964	$925	$(896)
Stock based compensation using fair value method	(400)	(241)	(118)

Pro forma net income (loss)	$1,564	$684	$(1,014)

Basic earnings (loss) per share as reported	$.85	$.46	$(.61)
Diluted earnings (loss) per share as reported	$.80	$.44	$(.61)
Proforma basic earnings (loss) per share	$.67	$.34	$(.69)
Proforma diluted earnings (loss) per share	$.64	$.32	$(.69)

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in Note 14.

      In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair-value method of accounting, if a company so elects. Centra will continue to account for its stock options under the intrinsic-value method. See Note 14 to the consolidated financial statements for further discussion of stock options.

Earnings Per Share

      Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 131,869 shares in 2003 and 113,109 shares in 2002. Basic and diluted earnings per share are equal for Centra in 2001 due to the overall loss and anti-dilutive impact of the options.

Recent Accounting Pronouncements

      In November 2002, the FASB issued FASB interpretation No. 45 (FIN 45), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation expanded the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee. In general, FIN 45 applied to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or equity security of the guaranteed party. The disclosure requirements of FIN 45 were effective for the bank as of December 31, 2002, and required disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. The recognition requirements of FIN 45 were applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on results of operations, financial position or liquidity.

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

      In January 2003, the FASB issued FASB interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (VIE) and determine when the assets, liabilities, noncontrolling interests, and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of the three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur. FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective in the fourth quarter of 2003 for entities that existed prior to February 1, 2003, except for certain variable interest entities whereby the effective date was delayed until the first quarter of 2004 by a revised interpretation issued in December 2003. The provisions of FIN 46 are not applicable to Centra since there are currently no investments in variable interest entities. Accordingly, the adoption of FIN 46 did not impact Centra’s financial condition or results of operations.

      In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities addressed under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This accounting guidance amends SFAS No. 133 for decisions made by the FASB as part of the Derivatives Implementation Group process and also amends SFAS No. 133 to clarify the definition of a derivative. SFAS No. 149 generally became effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Centra enters into interest rate lock commitments with borrowers and best effort commitments with investors to deliver the loans once funded. The interest rate lock commitments are considered derivatives in accordance with SFAS 149; however, the fair value of such commitments and the best effort commitments are not material to the financial position or results of operations of Centra.

      In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150). SFAS 150 modifies the accounting for certain financial instruments that issuers previously could account for as equity. Under SFAS 150, certain instruments with characteristics of both liabilities and equity must be classified as liabilities in the balance sheets, with the corresponding payment to holders of the instruments recognized as a component of interest expense. The adoption of this standard had no impact on the financial position or results of operations of Centra since they had no such instruments.

2.     Fair Values of Financial Instruments

      The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

      The carrying amounts reported in the balance sheet approximate their fair values.

Investment Securities

      Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities. Differences occurring due to these estimates are not material.

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

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

Financial Instruments

      The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties’ credit standing. The estimated fair value of these commitments approximates their carrying value.

      The estimated fair values of Centra’s financial instruments are as follows:

	2003		2002

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

(Dollars in Thousands)

Financial assets:
Cash and cash equivalents	$23,751	$23,751	$30,018	$30,018
Investment securities	22,895	22,895	37,170	37,170
Loans	295,925	297,759	186,737	188,961
Financial liabilities:
Deposits	302,355	304,798	214,868	216,535
Short-term borrowings	16,953	16,953	24,578	24,578

      Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

3.     Investment Securities

      The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

	Securities Classified as Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(Dollars in Thousands)

At December 31, 2003:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$22,159	$40	$(8)	$22,191
Other securities	641	63	—	704

Total available-for-sale securities	$22,800	$103	$(8)	$22,895

At December 31, 2002:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$36,716	$69	$(24)	$36,761
Other securities	400	9	—	409

Total available-for-sale securities	$37,116	$78	$(24)	$37,170

At December 31, 2001:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$12,976	$9	$(6)	$12,979
Other securities	117	—	—	117

Total available-for-sale securities	$13,093	$9	$(6)	$13,096

Maturity distribution of available-for-sale securities:

	Contractual Maturities

	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
	Agencies	Securities	Securities

(Dollars in Thousands)

December 31, 2003
Within one year:
Amortized cost	$19,159	$—	$19,159
Fair value	$19,197	$—	$19,197
Yield	1.39%	—%	1.39%
1 to 5 years:
Amortized cost	$3,000	$—	$3,000
Fair value	$2,994	$—	$2,994
Yield	1.61%	—%	1.61%

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

	Contractual Maturities

	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
	Agencies	Securities	Securities

5 to 10 years:
Amortized cost	$—	$—	$—
Fair value	$—	$—	$—
Yield	—%	—%	—%
Over 10 years:
Amortized cost	$—	$641	$641
Fair value	$—	$704	$704
Yield	—%	2.00%	2.00%
Total amortized cost	$22,159	$641	$22,800
Total fair value	$22,191	$704	$22,895
Total yield	1.43%	2.00%	1.43%

      At December 31, 2003, investment securities having a carrying value of $19,713,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

      Provided below is a summary of securities available-for sale which were in an unrealized loss position at December 31, 2003. Five securities are in an unrealized loss position and none of those securities have been in a continuous loss position in excess of 12 months. The company has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, the company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(Dollars in Thousands)

U. S. government and agency securities	$8,981	$(8)	$—	$—	$8,981	$(8)
Other securities	—	—	—	—	—	—

Total loans	$8,981	$(8)	$—	$—	$8,981	$(8)

4.     Loans and Allowance for Loan Losses

      The following is a detail of total loans outstanding as of December 31:

	2003	2002

(Dollars in Thousands)

Commercial	$45,546	$32,711
Real estate, commercial	166,142	96,147
Real estate, mortgage	61,396	42,808
Consumer	22,841	15,071

Total loans	$295,925	$186,737

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

      The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	2003	2002	2001

Balance, January 1	$2,375	$1,426	$636
Provision	2,099	967	793
Charge-offs	17	18	3
Recoveries	—	—	—

Net charge-offs	17	18	3

Balance, December 31	$4,457	$2,375	$1,426

      The recorded investment in loans that are considered to be impaired at December 31, 2003, was $464,000. There is no associated allowance with the impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans, if they were current under their original terms, and the cash basis income recognized in 2003 were not significant. No impaired loans were outstanding at December 31, 2002.

      Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia market and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

      Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. Centra had no impaired loans at December 31, 2003.

      In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. The following is an analysis of activity of related party loans for the year ended December 31:

	2003	2002

(Dollars in Thousands)

Balance, January 1	$12,858	$12,758
New loans	13,221	12,100
Repayments	(8,809)	(12,000)

Balance, December 31	$17,270	$12,858

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

5.     Bank Premises and Equipment

      The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

	2003	2002

(Dollars in Thousands)

Land	$1,171	$481
Building and premises	737	712
Leasehold improvements	1,624	893
Furniture, fixtures and equipment	3,701	2,913

	7,233	4,999
Accumulated depreciation	(1,579)	(980)

Net book value	$5,654	$4,019

      Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2003:

Operating
Leases

(Dollars in Thousands)

Year Ending December 31:
2004	$567
2005	600
2006	582
2007	582
2008	581
Thereafter	4,203

Total minimum lease payments	$7,115

      Rent expense was $582,000 in 2003, $468,000 in 2002, and $380,000 in 2001.

      Centra leases its main banking facility from a Limited Liability Company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $297,000 in 2003; $218,000 in 2002; and $223,000 in 2001.

6.     Deposits

      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $58,163,000 in the first 3 months; $47,025,000 in months 4 through 12; and $66,039,000 over 12 months.

      Deposits from related parties approximated $17.9 million at December 31, 2003, and $21.7 million at December 31, 2002.

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

7.     Short-Term Borrowings

      Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

	2003	2002	2001

(Dollars in thousands)

Ending balance	$16,953	$24,578	$12,551
Average balance	17,243	14,893	8,191
Highest month-end balance	21,933	24,578	12,551
Interest expense	78	118	210
Weighted-average interest rate:
End of year	0.38%	0.63%	0.84%
During the year	0.45%	0.79%	2.57%

      Centra has a maximum borrowing capacity of $78.9 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit and $3 million through a reverse repurchase agreement. Centra also has $5 million available from Bankers Bank via a reverse repurchase agreement.

8.     Income Taxes

      Centra incurred income tax expense of $652,000 in 2003. However, this expense was fully offset by reversal of the valuation allowance that was recognized against deferred tax assets in prior years. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets is more likely than not, and therefore, the valuation allowance was reversed. Including reversal of the valuation allowance, Centra recorded an income tax benefit of $104,000 in 2003.

      Centra record no income tax expense in 2002 and 2001 as a result of establishing a valuation allowance against deferred tax assets in those years.

      Centra anticipates that, beginning in 2004, income tax expense will be incurred at an effective rate approximating 37%.

      The effective income tax rate in the consolidated statement of operations is less than the statutory corporate tax rate due to the following:

	2003	2002	2001

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	3.5	3.6	3.8
Other	(2.4)	(3.2)	1.6
Change in valuation allowance	(40.6)	(34.4)	(39.4)

Effective income tax rate	(5.5)%	—%	—%

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

      Significant components of the provision for income taxes are as follows:

	2003	2002	2001

Current:
Federal	1,258	$—	$—
State	127	—	—
Deferred	(1,489)	—	—

Income tax (benefit)	$(104)	$—	$—

      The following is a summary of deferred tax assets (liabilities) as of December 31, 2003:

	2003	2002
(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$1,719	$861
Organization costs	15	35
Net operating loss	—	162
Supplemental retirement plan	106	67
Other	32	37

Deferred tax assets	1,872	1,162
Deferred tax liabilities:
Premises and equipment	365	317
Available-for-sale securities	38	18
Other	—	8

Deferred tax liabilities	403	343

Net deferred tax assets	1,469	819
Valuation allowance	—	(819)

Net deferred tax assets	$1,469	$—

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

Loan Commitments and Standby Letters of Credit

      Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $4,728,000 of standby letters of credit at December 31, 2003. Centra’s exposure to credit loss in the event of nonperformance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at December 31, 2003, is $75,495,000.

      Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. At December 31, 2003, Centra had $3,996,000 of commitments to borrowers to originate loans to be sold on the secondary market.

10.	Other Expenses

      The following items of other expense exceed one percent of total revenue for the period indicated (in thousands):

	2003	2002	2001

Stationery and supplies	$178	$136	$128
Outside services	233	196	118
Taxes not on income	293	205	122

11.	Regulatory Matters

      The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2004, Centra has $5,790,000 available for dividends.

      Centra and its banking subsidiary are subject to various regulatory capital requirements administered by the banking regulatory agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Centra and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of each entity’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Centra and its banking subsidiary’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

      As of December 31, 2003, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

Centra’s or its banking subsidiary’s category. Centra and its banking subsidiary, Centra Bank’s actual capital amounts and ratios are also presented in the following table.

					Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy		Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of December 31, 2003
Total capital (1)	$31,104	11.0%	$22,724	8%	$28,405	10%
Tier 1 (2)	27,542	9.7	11,369	4	17,054	6
Tier 1 (3)	27,542	8.2	13,518	4	16,897	5
As of December 31, 2002
Total capital (1)	$27,966	15.2%	$14,774	8%	$18,467	10%
Tier 1 (2)	25,687	13.9	7,387	4	11,080	6
Tier 1 (3)	25,687	10.3	9,956	4	12,445	5

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

12.	Federal Reserve Requirements

      The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $246,000 for the year ended December 31, 2003.

13.	Employee Benefit Plans

      The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2003,2002, and 2001. Centra’s total expense associated with the Plan approximated $94,000 in 2003, $74,000 in 2002, and $49,000 in 2001.

      Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $264,000 and $167,000 at December 31, 2003 and 2002, respectively, and is included in other liabilities in the accompanying consolidated statements of condition. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2003, 2002 and 2001, the increase in cash surrender value on the policies of $121,000 in 2003, $128,000 in 2002, and $73,000 in 2001, exceeded the cost of the supplemental retirement plan by $23,000, $63,000 and $15,000, respectively.

14.	Stock Options

      Centra’s stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 800,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

option; therefore, no compensation expense is recognized. All granted options vest in periods ranging from immediately to four years, and expire 10 years from the date of grant. The following summarizes Centra’s stock options as of December 31, and the changes for the year then ended:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	479,550	$11.08	467,200	$10.98	271,400	$10.00
Granted	122,500	15.50	12,500	15.00	201,300	12.09
Exercised	—	—	50	10.00	500	10.00
Canceled	150	10.00	100	11.00	5,000	10.20

Outstanding at end of year	601,900	$11.98	479,550	$11.08	467,200	$10.98

Exercisable at end of year	404,625	$11.37	275,450	$10.61	200,850	$10.36

Weighted-average fair value of options granted during the year		$3.26		$2.63		$1.84

      The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 3.43%, 2.79%, and 4.21% for 2003, 2002, and 2001, respectively, and a weighted-average expected life of the options of 7 years for 2003 and 2002 and 4 years for 2001. No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.

      The following summarizes information concerning Centra’s stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$10.00	266,750	6.33 years	$10.00	234,400	$10.00
$11.00	54,150	7.00 years	$11.00	19,100	$11.00
$12.50	146,000	7.88 years	$12.50	98,625	$12.50
$15.00	12,500	8.70 years	$15.00	1,000	$15.00
$15.50	122,500	9.71 years	$15.50	51,500	$15.50

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

15.	Parent Company Only Financial Information

Condensed Balance Sheet

	December 31

	2003	2002
(Dollars in thousands)
Assets:
Due from banks	$25	$27
Available-for-sale securities, at estimated fair value (amortized cost of $103 in 2003 and 2002)	166	112
Investment in Second Tier Bank Holding Companies	27,665	25,732

Total assets	$27,856	$25,871

Total liabilities and stockholders’ equity	$27,856	$25,871

Consolidated Statement of Income

	Year Ended December 31

	2003	2002	2001
(Dollars in thousands)
Income — dividends from bank subsidiary	$—	$130	$—
— interest and dividends	5
Total expense	—	—	—

Income before federal income tax and equity in undistributed earnings of subsidiaries	5	130	—
Applicable income tax benefit	—	—	—
Equity in undistributed income (loss) of subsidiaries	1,959	795	(896)

Net income (loss)	$1,964	$925	$(896)

Statement of Cash Flows

	Year Ended December 31

	2003	2002	2001
(Dollars in thousands)
Net income (loss)	$1,964	$925	$(896)
Decrease in accrued expenses	(7)	—	—
Equity in undistributed (income) loss of subsidiaries	(1,959)	(795)	896

Net cash from operations	(2)	130	—
Net cash used in investing activities:
Purchases of available-for-sale securities	—	(103)	—

Net cash from investing activities	(2)	(103)	—
Net cash used in financing activities:
Proceeds of stock offering	—	10,734	5,005
Investment in subsidiaries	—	(10,734)	(5,005)

Net cash from financing activities	—	—	—

Net change in cash	(2)	27	—
Cash and cash equivalents at beginning of year	27	—	—

Cash and cash equivalents at end of year	$25	$27	$—

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (continued)

16.	Summarized Quarterly Information (Unaudited)

      A summary of selected quarterly financial information for 2003 and 2002 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except Per Share Data)
2003:
Interest income	$3,233	$3,492	$3,776	$4,133
Interest expense	1,220	1,345	1,329	1,410
Net interest income	2,013	2,147	2,447	2,723
Provision for loan losses	345	502	629	623
Other income	540	819	795	632
Other expenses	1,796	2,015	2,128	2,218
Income tax (benefit)	—	—	—	(104)
Net income	412	449	485	618
Basic net earnings per share	$0.18	$0.19	$0.21	$0.27
Diluted earnings per share	$0.17	$0.18	$0.20	$0.25
Basic weighted average shares outstanding	2,320,550	2,320,550	2,320,550	2,320,550
Diluted weighted average shares outstanding	2,457,198	2,450,550	2,457,198	2,444,729

2002:
Interest income	$2,214	$2,497	$2,818	$3,037
Interest expense	973	1,019	1,111	1,209
Net interest income	1,241	1,478	1,707	1,828
Provision for loan losses	135	258	220	354
Other income	295	323	371	540
Other expenses	1,326	1,363	1,541	1,661
Income tax	—	—	—	—
Net income	75	180	317	353
Basic net earnings per share	$0.05	$0.10	$0.14	$0.15
Diluted earnings per share	$0.05	$0.10	$0.13	$0.14
Basic weighted average shares outstanding	1,600,500	1,756,302	2,302,022	2,320,454
Diluted weighted average shares outstanding	1,657,396	1,881,582	2,425,915	2,456,891

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors

      We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

Charleston, West Virginia

February 19, 2004

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 2 through 4 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2004, which section is expressly incorporated by reference. Other Executive Officers are Kevin D. Lemley (49), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; Timothy P. Saab (47), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; E. Richard Hilleary (56), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Henry M. Kayes, Jr. (36), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch, Banking Bank and Trust (BB&T).

      Mr. Lemley, Mr. Saab, and Mr. Hilleary all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra, see “Management and Directors” on page 3 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2004, which section is expressly incorporated by reference.

      The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and a copy is filed herewith as Exhibit 14.

ITEM 11.     EXECUTIVE COMPENSATION

      See “Executive Compensation and Other Information” on pages 9 through 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2004, which is incorporated herein by reference.

      The report of the Compensation Committee of the Board of Directors on executive compensation included in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2003, shall be deemed to be incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      See “Ownership of Securities by Directors and Executive Officers” on page 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2004, which section is expressly incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      See “Certain Transactions with Directors and Officers and Their Respective Associates” on page 8 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2004, which section is expressly incorporated by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

      See “Ratification of Auditors” on page 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2004, which section is expressly incorporated by reference.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements:

      The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Auditors (Ernst & Young LLP)	49
Consolidated Balance Sheets as of December 31, 2003 and 2002	29
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	30
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	31
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	32
Notes to the Consolidated Financial Statements	33
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 15 of the Notes to the Consolidated Financial Statements)	47

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

Exhibits filed with this Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 47. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-KSB.

(b)    Reports on Form 8-K

Centra filed a Form 8-K on February 26, 2003 announcing fourth quarter financial position and results of operations.

(c)    Exhibits

Exhibits filed with Annual Report on Form 10-KSB are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 47.

(d)    Financial Statement Schedules

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS INC.

Date: March 19, 2004	By:	/s/ Douglas J. Leech

Douglas J. Leech, President and Chief Executive Officer

Date: March 19, 2004	By:	/s/ Kevin D. Lemley

Kevin D. Lemley, SVP-CFO Principal Financial and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date
/s/ DOUGLAS J. LEECH Douglas J. Leech	President and Chief Executive Officer and Director	March 19, 2004
/s/ JAMES W. DAILEY II James W. Dailey II	Director	March 19, 2004
/s/ ARTHUR GABRIEL Arthur Gabriel	Director	March 19, 2004
/s/ ROBERT A. MCMILLAN Robert A. McMillan	Director	March 19, 2004
/s/ MARK R. NESSELROAD Mark R. Nesselroad	Director	March 19, 2004
/s/ PARRY G. PETROPLUS Parry G. Petroplus	Director	March 19, 2004
/s/ MILAN PUSKAR Milan Puskar	Director	March 19, 2004
/s/ PAUL T. SWANSON Paul T. Swanson	Director	March 19, 2004
/s/ BERNARD G. WESTFALL Bernard G. Westfall	Director	March 19, 2004

EXHIBIT INDEX

Centra Financial Holdings Inc. and Subsidiaries Annual Report on Form 10-KSB

For Fiscal Year Ended December 31, 2003

Exhibit
Number		Description	Exhibit Location

3.1		Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2		Bylaws	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein
4.1		Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein
10.1		Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27. 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein
10.2		Employment Agreement of Douglas J. Leech dated March 16, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein
10.3		Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein
10.4		Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein
10.5		Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein
10.6		Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein
10.7		Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein
10.8		Employment and Change-of-Control Agreement with Kevin D. Lemley	Filed herewith.
10.9		Employment and Change-of-Control Agreement with Timothy P. Saab	Filed herewith.
10.1	0	Employment and Change-of-Control Agreement with E. Richard Hilleary	Filed herewith.
10.1	1	Employment and Change-of-Control Agreement with Henry M. Kayes	Filed herewith.
12		Statement Re: Computation of Ratios	Filed herewith.
14		Code of Ethics	Filed herewith.
21		Subsidiaries of Registrant	Filed herewith.

Exhibit
Number	Description	Exhibit Location

23	Consent of Independent Auditors	Filed herewith.
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of Sarbanes Oxles Act of 2002	Filed herewith.
31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of Sarbanes Oxles Act of 2002	Filed herewith.
32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of Sarbanes Oxles Act of 2002	Filed herewith.
32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of Sarbanes Oxles Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2003 Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Auditors	Found on Page 44 herein.