Form 10QSB
period 2004-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2004-05-07
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from____________________to____________________.

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

As of May 3, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one):      Yes   [   ]   No   [X]

Centra Financial Holdings, Inc.
Part I. Financial Information
Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 8-22 of this report.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
Part II. Other Information
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
By Laws
Certification
Certification
Certification
Certification

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	March 31	December 31
	2004	2003
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$8,923	$8,180
Interest-bearing deposits in other banks	1,027	997
Federal funds sold	11,641	14,574

Total cash and cash equivalents	21,591	23,751
Available-for-sale securities, at fair value (amortized cost of $24,193 at March 31, 2004 and $22,800 at December 31, 2003)	24,302	22,895
Loans, net of unearned income	319,138	295,925
Allowance for loan losses	(4,683)	(4,457)

Net loans	314,455	291,468
Premises and equipment, net	6,208	5,654
Loans held for sale	2,461	756
Other assets	5,354	5,184

Total assets	$374,371	$349,708

Liabilities
Deposits
Non-interest bearing	$43,993	$39,259
Interest bearing	285,990	263,096

Total deposits	329,983	302,355
Short-term borrowings	14,619	16,953
Other liabilities	1,562	2,562

Total liabilities	346,164	321,870
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,320,550 issued and outstanding	2,320	2,320
Additional paid-in capital	25,419	25,419
Accumulated earnings	403	42
Accumulated other comprehensive income	65	57

Total stockholders’ equity	28,207	27,838

Total liabilities and stockholders’ equity	$374,371	$349,708

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2004	2003
Interest income
Loans, including fees	$4,169	$2,951
Loans held for sale	14	66
Securities available-for-sale	85	146
Interest-bearing bank balances	7	6
Federal funds sold	35	64

Total interest income	4,310	3,233
Interest expense
Deposits	1,506	1,196
Short-term borrowings	16	24

Total interest expense	1,522	1,220

Net interest income	2,788	2,013
Provision for loan losses	365	345

Net interest income after provision for loan losses	2,423	1,668
Other income
Service charges on deposit accounts	189	144
Other service charges and fees	149	96
Secondary market income	135	283
Other	34	17

Total other income	507	540
Other expense
Salaries and employee benefits	1,161	912
Occupancy expense	236	192
Equipment expense	235	179
Advertising	112	62
Professional fees	50	25
Data processing	214	131
Other	362	295

Total other expense	2,370	1,796

Net income before income taxes	560	412
Income tax	199	—

Net income	$361	$412

Basic earnings per share	$.16	$.18
Diluted earnings per share	$.15	$.17
Basic weighted-average shares outstanding	2,320,550	2,320,550
Diluted weighted-average shares outstanding	2,435,821	2,457,198

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2004 and 2003
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Gain	Total
Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871
Comprehensive income:
Net income	—	—	412	—	412
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	21	21

Total comprehensive income					433

Balance, March 31, 2003	$2,320	$25,419	$(1,510)	$75	$26,304

Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	—	—	361	—	361
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	8	8

Total comprehensive income					369

Balance, March 31, 2004	$2,320	$25,419	$403	$65	$28,207

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2004	2003
Operating activities
Net income	$361	$412
Adjustments to reconcile net income to net cash (used in) operating activities:
Accretion of discounts on securities	(8)	(53)
Amortization of premiums on securities	88	48
Provision for loan losses	365	345
Deferred income tax expense	85	162
Depreciation	188	134
Loans originated for sale	(10,940)	(21,901)
Proceeds of loans sold	9,370	19,206
Gain on sale of loans	(135)	(283)
(Decrease) increase in other liabilities	(1,000)	188
Increase in other assets	(228)	(413)

Net cash used in operating activities	(1,854)	(2,155)
Investing activities
Purchases of life insurance	(33)	(31)
Purchases of premises and equipment	(742)	(219)
Purchases of available-for-sale securities	(9,000)	(9,547)
Maturities of available-for-sale securities	7,527	18,500
Net increase in loans made to customers	(23,352)	(21,224)

Net cash used in investing activities	(25,600)	(12,521)
Financing activities
Net increase in deposits	27,628	23,931
Net decrease in securities sold under agreement to repurchase	(2,334)	(8,026)

Net cash provided by financing activities	25,294	15,905

(Decrease) increase in cash and cash equivalents	(2,160)	1,229
Cash and cash equivalents — beginning of period	23,751	30,018

Cash and cash equivalents — end of period	$21,591	$31,247

Centra Financial Holdings, Inc.

Notes to Consolidated Financial Statements

Note A — Organization

Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank that was chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999 for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank. The bank was initially capitalized when it sold 1.2 million shares of stock at $10.00 per share for a total of $12 million in a private offering during 1999, which was completed in February 2002. The shares of Centra Bank were exchanged for shares of Centra in the third quarter of 2000.

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

The consolidated balance sheet as of December 31, 2003 has been extracted from audited financial statements included in Centra’s 2003 filing on Form 10-KSB. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. These financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2003, Form 10-KSB filed with the Securities and Exchange Commission.

Note C — Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2004 and 2003, stock options to purchase 601,900 and 479,500 shares at an average price of $11.98 and $11.08, respectively, were outstanding. For the three months ended March 31, 2004 and 2003, the dilutive effect of stock options was 115,426 and 136,648, respectively.

Note D — Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair value method, pro forma net income for the three months ended March 31, 2004 and 2003 would have been as follows:

     (Dollars in Thousands, except Per Share Data)

	Three Months Ended
	March 31
	2004	2003
Net income as reported	$361	$412
Stock based compensation using fair value method	(68)	(62)

Pro forma net income	$293	$350

Basic earnings per share as reported	$.16	$.18
Diluted earnings per share as reported	$.15	$.17
Proforma basic earnings per share	$.13	$.15
Proforma diluted earnings per share	$.12	$.14

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E — Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin 105 (SAB 105), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 must be applied to loan commitments entered into after March 31, 2004. Centra enters into such commitments with customers in connection with certain long-term, fixed-rate or adjustable mortgage loans sold in the secondary market, servicing released. Centra believes the adoption of this new accounting guidance will not have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At March 31, 2004 and for the Three Months Ended March 31, 2004 and 2003:

	Three Months Ended
	March 31
	2004	2003
Net income to:
Average assets	.40%	.62%
Average stockholders’ equity	5.16	6.38
Net interest margin	3.29	3.15
Average stockholders’ equity to average assets	7.80	9.68
Total loans to total deposits (end of period)	96.71	87.09
Allowance for loan losses to total loans (end of period)	1.47	1.31
Efficiency ratio	71.93	70.35
Capital ratios:
Tier 1 capital ratio	9.15	12.64
Risk-based capital ratio	10.41	13.89
Leverage ratio	7.74	9.63
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$12.16	$11.34
Market value per share (end of period)*	15.50	15.50
Basic earnings per share	.16	.18
Diluted earnings per share	.15	.17

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, an Automated Teller Machine and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg in December 2001 and opened an off-site drive-in facility in March 2002. In September 2003, the bank opened a full-service banking facility in the Cheat Lake area of Morgantown. In November 2003, the bank opened a temporary banking facility in the Inwood area of Martinsburg and anticipates having a full-service banking office operational before the end of 2004. The bank has acquired land in the Sabraton area of Morgantown on which it will construct a full-service banking office that is anticipated to open before the end of 2004.

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

Application of Critical Accounting Policies

Centra’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Application of certain accounting policies inherently requires a greater reliance on the use of estimates, assumptions and judgments and as such, the probability of actual results being materially different from reported estimates is increased. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2003 Annual Report on Form 10-KSB. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-QSB.

Centra also considers the accounting for income taxes to be a critical accounting policy as no income tax expense (benefit) was recognized during 2002, 2001 and 2000. As Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Furthermore, Centra recorded in 2002 and in prior periods a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. During 2003, Centra utilized the remaining net operating losses carried forward and reversed the valuation allowance. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 8 to the consolidated financial statements contained in the 2003 Form 10-KSB.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2004, Centra earned $361,000 compared to $412,000 in the first quarter of 2003. First quarter income before income taxes continued to improve due to the growth of interest earning assets resulting in net interest income increasing to $2.8 million in the first quarter of 2004 from $2.0 million in the first quarter of 2003. The most significant item impacting the current quarter’s profitability was the recording of $199,000 in income taxes, at an effective rate of 36%.

Loan loss provisions of $365,000 and $345,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio.

Non-interest income for the quarters ended March 31, 2004 and 2003 totaled $507,000 and $540,000, respectively. This decrease is directly related to the reduced volume of income generated from residential mortgage loans sold in the secondary market, servicing released. The volume of existing home owners refinancing their mortgages has decreased from the volumes incurred in 2003 due to the lower interest rate environment in 2003.

Non-interest expense for the quarters ended March 31, 2004 and 2003 totaled $2,370,000 and $1,796,000, respectively. These increases are consistent with Centra expanding its banking operations in the Martinsburg region in the fourth quarter of 2003 and the Cheat Lake area in the third quarter of 2003. Associated with these expansions were increases in all line items related to staffing, occupancy and equipment costs associated with the expansions in offices, growth in deposits and loans.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the first quarter of 2004 compared to 2003. The most significant areas of change were net loans, which increased to an average balance of $302.9 million for the quarter ended March 31, 2004 from $196.6 million for the quarter ended March 31, 2003, and interest-bearing liabilities, which grew to an average balance of $290.9 million from $216.7 million for the respective periods. These trends reflect the continued growth of Centra through its expansion in 2003.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2004 and 2003 was 3.29% and 3.15% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans. The aforementioned loan growth for the comparable three month periods mitigated the overall decline in interest rates that began on January 4, 2001 when prime fell from 9.50% to 9.00% and continued to decline throughout 2001, 2002, and the first half of 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities to 2.10% in the first quarter of 2004 from 2.29% in the first quarter of 2003.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,024	$7	2.65%	$1,004	$6	2.24%
Federal funds sold	15,207	35	.92	22,438	64	1.16
Loans held for sale	1,061	14	5.37	7,906	66	3.36
Investments:
U.S. treasuries	—	—	—	—	—	—
U.S. agencies	22,810	85	1.49	31,207	146	1.89
Loans:
Commercial	217,247	2,802	5.19	140,567	1,957	5.65
Tax exempt	2,205	42	7.64	478	6	5.07
Consumer	23,217	442	7.43	15,446	321	8.43
Real estate	64,762	898	5.55	42,626	669	6.28
Allowance for loan losses	(4,578)	—	—	(2,536)	—	—

Net loans	302,853	4,184	5.56	196,581	2,953	6.09

Total earning assets	342,955	4,325	5.07	259,136	3,235	5.06
Cash and due from banks	7,636			3,945
Other assets	9,943			7,484

Total assets	$360,534			$270,565

Liabilities
Deposits:
Non-interest bearing demand	$40,422	$—		$26,748	$—
NOW	22,987	17	0.30	14,558	15	0.41
Money market checking	63,410	176	1.11	52,910	158	1.21
Savings	11,194	18	0.65	6,896	15	0.88
IRAs	7,677	65	3.43	5,532	55	4.05
CDs	170,637	1,230	2.90	116,174	953	3.33
Short-term borrowings	15,010	16	0.43	20,627	24	0.48

Total interest-bearing liabilities	290,915	1,522	2.10	216,697	1,220	2.29

Other liabilities	1,068			926

Total liabilities	332,405			244,371
Stockholders’ equity
Common stock	2,320			2,320
Paid-in capital	25,419			25,419
Accumulated earnings (deficit)	325			(1,633)
Unrealized gains	65			88

Total stockholders’ equity	28,129			26,194

Total liabilities and stockholders’ equity	$360,534			$270,565

Net interest spread			2.97			2.77
Impact of non-interest bearing funds on margin			.32			.38

Net interest income-margin		$2,803	3.29%		$2,015	3.15%

Provision for Loan Losses

The provision for loan losses for the quarters ended March 31, 2004, and 2003, was $365,000 and $345,000, respectively. These provisions for the respective three-month periods are directly related to the significant growth of the loan portfolio in 2004 and 2003.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $507,000 in the first quarter of 2004 compared to $540,000 in the first quarter of 2003. The change in non-interest income is due to a decrease in mortgage banking income partially offset by the aforementioned growth in deposit accounts during 2003 and the first quarter of 2004 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

Service charges on deposit accounts increased to $189,000 in the first quarter of 2004 from $144,000 in the first quarter of 2003. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 34.8% from March 31, 2003.

Other service charges and fees increased to $149,000 in the first quarter of 2004 from $96,000 in the first quarter of 2003. This increase resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.

Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $135,000 from such fees in the first quarter of 2004 compared to $283,000 in the first quarter of 2003. This decrease resulted from the stabilization of interest rates from the lower mortgage rates in 2003 accompanied by a reduced volume of refinancing.

Non-Interest Expense

For the first quarter of 2004, non-interest expense totaled $2,370,000 compared to $1,796,000 in the first quarter of 2003. Centra’s efficiency ratio was 71.93% for the first quarter of 2004 compared to 70.35% for the third quarter of 2003. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s efficiency ratio increased slightly as a result of opening the Cheat Lake and Inwood banking offices in 2003 and incurring additional salaries and benefits, occupancy, equipment and other costs related to those offices.

Salaries and benefits totaled $1,161,000 for the quarter ended March 31, 2004 compared to $912,000 for the quarter ended March 31, 2003. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 98 full-time equivalent personnel at March 31, 2004 compared to 81 full-time equivalent personnel as of March 31, 2003. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Cheat Lake and Inwood offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2004 and 2003, occupancy expense totaled $236,000 and $192,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $24,000 and $17,000, respectively, while lease expense totaled $142,000 and $128,000, respectively. Lease expense increased due to additional space leased in Martinsburg as well as the Suncrest office, along with additional lease expense for the Cheat Lake facility that opened in September 2003 and the temporary Inwood facility that opened in November of 2003..

Equipment expense totaled $235,000 in the first quarter of 2004 compared to $179,000 for the quarter ended March 31, 2003. Included in equipment expense is depreciation of furniture, fixtures and equipment of $165,000 for the quarter ended March 31, 2004 and $117,000 for the quarter ended March 31, 2003. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Cheat Lake and Inwood banking offices and the expansion of Centra’s customer support personnel.

Advertising costs totaled $112,000 in the first quarter of 2004 compared to $62,000 in the first quarter of 2003. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2004. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Professional fees totaled $50,000 in the first quarter of 2004 compared to $25,000 in the first quarter of 2003. This increase is consistent with the overall growth and complexity of the bank.

Data processing costs totaled $214,000 in the first quarter of 2004 compared to $131,000 in the first quarter of 2003. This increase is due to the overall account and transaction growth of the bank and is consistent with a rapidly growing financial entity.

Other operating expense totaled $362,000 in the first quarter of 2004 compared to $295,000 in the first quarter of 2003. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion of various banking offices.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .40% and 5.16% for the first quarter of 2004 compared to .62% and 6.38% in the first quarter of 2003. The 2004 ratios are significantly impacted by Centra exhausting all net operating loss carry-forwards and the reversal of the valuation allowance on deferred tax assets in 2003. This tax scenario has resulted in Centra incurring income tax expense of $199,000 in 2004. The returns on average assets and average equity utilizing income before income tax were .62% and 8.01% for the quarter ended March 31, 2004 compared to .62% and 6.38% for the quarter ended March 31, 2003. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2004, as they did in 2003.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense

Centra incurred income tax of $199,000 in 2004. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets is more likely than not, and therefore, the valuation allowance was reversed. Centra recorded no income tax expense in the first quarter of 2003.

Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 36% in 2004.

Financial Condition

Overview of the Statement of Condition

Total assets at March 31, 2004 were $374.4 million or an increase of $24.7 million since December 31, 2003. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits totaled $330.0 million at March 31, 2004 or an increase of $27.6 million since December 31, 2003. Short-term borrowings totaled $14.6 million and have decreased $2.3 million since December 31, 2003.

Stockholders’ equity has increased approximately $.4 million from December 31, 2003 due to Centra’s net income and a slight increase in other comprehensive income.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.6 million as of March 31, 2004 compared to $23.8 million as of December 31, 2003, or a decrease of $2.2 million.

Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity and performance demands. Management believes the liquidity needs of Centra are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and non-traditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Centra to meet cash obligations as they come due.

Investment Securities

Investment securities totaled $24.3 million as of March 31, 2004 and $22.9 million as of December 31, 2003. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $1.4 million from year-end and is the result of deposit growth exceeding funds employed to fund loan growth for the period.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2004, the amortized cost of the bank’s investment securities totaled $24.2 million, resulting in unrealized appreciation in the investment portfolio of $109,000 and a corresponding increase in the bank’s equity of $65,000, net of deferred income taxes.

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

The following table details total loans outstanding as of:

	March 31	December 31
(Dollars in thousands)	2004	2003
Commercial	$50,492	$44,821
Real estate, commercial	175,568	166,867
Real estate, mortgage	68,887	61,396
Consumer	24,191	22,841

Total loans	$319,138	$295,925

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2004. The bank will continue to selectively lend to customers outside its primary market area, while the bank’s lending base has also been expanded with its presence in the Martinsburg market.

Loan Concentration

With the significant commercial loan balances, the bank does have concentrations of its loan portfolio in the building and general contracting industry, gasoline stations and convenience stores, real estate lessors, and hotels and motels. These concentrations, while within the same industry segment, are not concentrated with a single borrower. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

Allowance for Loan Losses

Management continually monitors the loan portfolio through its regional and Senior Loan Committees to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. Due to the minimal losses incurred to date, the bank utilizes historical loss factors comparable to peer banks operating in our lending area. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

The results of this analysis at March 31, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Three Months Ended
	March 31
	2004	2003
Allowance for loan losses
Balance, beginning of period	$4,457	$2,375
Loan charge-offs	139	—
Loan recoveries	—	—

Net charge-offs	139	—
Loan loss provision	365	345

Balance, end of period	$4,683	$2,720

The increase in the allowance for loan losses is primarily based upon the significant growth in the loan portfolio of the bank as of March 31, 2004.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
	2004	2003
Non-accrual loans:
Commercial	$324	$—
Real Estate	—	—
Consumer	—	23

Total non-accrual loans	324	23
Renegotiated loans	—	—

Total Non-performing loans	324	23
Other real estate, net	—	—

Total non-performing assets	$324	$23

Accruing loans past due 30 days or more	$41	$4
Non-performing loans as a % of total loans	.10%	.01%
Allowance for loan losses as a % of non-performing loans	1,445%	11,826%

The bank had one nonaccrual loan as of March 31, 2004 totaling $324,000; three as of December 31, 2003 totaling $464,000; and two loans as of March 31, 2003 totaling $23,000. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $41,000 as of March 31, 2004, $45,000 as of December 31, 2003, and $4,000 as of March 31, 2003. The bank had $139,000 in net charge-offs in the first quarter of 2004 and none in 2003.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $330.0 million at March 31, 2004.

Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2004, non-interest bearing deposits totaled $44.0 million compared to $39.3 million at December 31, 2003. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $286.0 million at March 31, 2004 compared to $263.1 million at December 31, 2003. Average interest-bearing liabilities totaled $290.9 million during the first quarter of 2004 compared to $216.7 million for the first quarter of 2003. Average non-interest bearing demand deposits totaled $40.4 million for the first quarter of 2004 compared to $26.7 million for the first quarter of 2003. Management will continue to emphasize deposit gathering in 2004 by offering outstanding customer service and competitively priced products.

Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At March 31, 2004, short-term borrowings totaled $14.6 million compared to $17.0 million at December 31, 2003.

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

At March 31, 2004, accumulated other comprehensive income totaled $65,000 compared to $57,000 at December 31, 2003. This represents net unrealized gains on available-for-sale securities at March 31, 2004, net of income taxes. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2004, Centra Bank has $6.4 million available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital rations can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2003 Form 10-KSB. At March 31, 2004, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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

Commitments

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $5.3 million and $4.7 million at March 31, 2004 and December 31, 2003, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2004 and December 31, 2003 was $75.3 million and $75.5 million, respectively.

Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2004 and December 31, 2003, Centra had $7.6 million and $4.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of March 31, 2004 in the declining rate scenarios. This non-compliance issue is due to certain interest — bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2004.

(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$1,140	8.7%
200	774	5.9
100	370	2.8
-100	(2,133)	(16.2)

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

Future Outlook

The bank’s results of operations in the first quarter of 2004 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations. The bank plans to open an additional banking office in the Sabraton area of Morgantown before year-end as well as the permanent facility in Inwood.

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

The company’s management, including the CEO and CFO, does not expect that our disclosure controls or internal controls will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments and decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of control also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On April 15, 2004, Centra Financial Holdings, Inc. held its annual meeting in the Foxcroft Office, Martinsburg, West Virginia. Over 79% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Three directors of Centra Financial were re-elected. Directors of Centra Financial who continue to serve after the 2003 annual meeting include James W. Dailey II, Arthur Gabriel, Douglas J. Leech, Robert A. McMillan, Mark R. Nesselroad, and Milan Puskar.

Shareholder voting results (these totals have been restated to reflect cumulative voting):

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes
Parry G. Petroplus	5,533,251	0	0	0	N/A
Paul T. Swanson	5,520,951	0	0	0	N/A
Bernard G. Westfall	5,520,951	0	0	0	N/A

     Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2004.

					Broker
	For	Withheld	Against	Abstain	Non-votes
Ernst & Young, LLP	5,451,351	7,500	0	0	N/A

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith.

Exhibit 3.2	Bylaws, as amended, of Centra Financial Holdings, Inc.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) On May 5, 2004, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a First Quarter 2003 Quarterly Report outlining first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 3, 2004	CENTRA FINANCIAL HOLDINGS, INC.

By: /s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

By: /s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer