Form 10QSB
period 2004-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2004-08-12
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2004

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                                      to                                      .

Commission File number 000-49699

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

As of August 9, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one): Yes [   ] No [X]

Centra Financial Holdings, Inc.
Part I. Financial Information
Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc.
(Centra or Registrant) listed below are included on pages 2-8 of this report.
Consolidated Balance Sheets at June 30, 2004 and
December 31, 2003
Consolidated Statements of Income for the Six Months and Three Months ended
June 30, 2004 and June 30, 2003
Consolidated Statements of Stockholders’ Equity for the Six Months ended
June 30, 2004 and June 30, 2003
Consolidated Statements of Cash Flows for the Six Months ended
June 30, 2004 and June 30, 2003
Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the six months and three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-QSB including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

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

Item 4. Controls and Procedures

Part II. Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	June 30	December 31
	2004	2003
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$10,381	$8,180
Interest-bearing deposits in other banks	1,021	997
Federal funds sold	10,302	14,574

Total cash and cash equivalents	21,704	23,751
Available-for-sale securities, at fair value (amortized cost of $22,367 at June 30, 2004 and $ 22,800 at December 31, 2003)	22,229	22,895
Loans, net of unearned income	347,237	295,925
Allowance for loan losses	(5,219)	(4,457)

Net loans	342,018	291,468
Premises and equipment, net	5,936	5,654
Loans held for sale	1,308	756
Other assets	5,864	5,184

Total assets	$399,059	$349,708

Liabilities
Deposits
Non-interest bearing	$46,040	$39,259
Interest bearing	307,853	263,096

Total deposits	353,893	302,355
Short-term borrowings	14,984	16,953
Other liabilities	1,720	2,562

Total liabilities	370,597	321,870
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,320,550 issued and outstanding	2,320	2,320
Additional paid-in capital	25,419	25,419
Accumulated earnings	806	42
Accumulated other comprehensive income (loss)	(83)	57

Total stockholders’ equity	28,462	27,838

Total liabilities and stockholders’ equity	$399,059	$349,708

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
Interest income
Loans, including fees	$8,634	$6,120	$4,465	$3,169
Loans held for sale	45	162	31	96
Securities available-for-sale	194	284	109	138
Interest-bearing bank balances	12	13	5	7
Federal funds sold	54	146	19	82

Total interest income	8,939	6,725	4,629	3,492
Interest expense
Deposits	3,074	2,519	1,568	1,323
Short-term borrowings	30	46	14	22

Total interest expense	3,104	2,565	1,582	1,345

Net interest income	5,835	4,160	3,047	2,147
Provision for loan losses	928	847	563	502

Net interest income after provision for loan losses	4,907	3,313	2,484	1,645
Other income
Service charges on deposit accounts	414	292	225	148
Other service charges and fees	301	223	152	127
Secondary market income	387	803	252	520
Other	70	41	36	24

Total other income	1,172	1,359	665	819
Other expense
Salary and employee benefits	2,264	1,920	1,103	1,008
Occupancy expense	478	378	242	186
Equipment expense	568	364	333	185
Advertising	242	150	130	88
Professional fees	120	74	70	49
Data processing	446	281	232	150
Other	775	644	413	349
Total other expense	4,893	3,811	2,523	2,015

Net income before income taxes	1,186	861	626	449
Income tax expense	422	–	223	–

Net income	$764	$861	$403	$449

Basic net income per share	$.33	$.37	$.17	$.19
Diluted net income per share	$.31	$.35	$.17	$.18
Basic weighted average shares outstanding	2,320,550	2,320,550	2,320,550	2,320,550
Diluted weighted average shares outstanding	2,435,803	2,447,132	2,435,785	2,450,550

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2004 and 2003
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871
Comprehensive income:
Net income	—	—	861	—	861
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	41	41

Total comprehensive income					902

Balance, June 30, 2003	$2,320	$25,419	$(1,061)	$95	$26,773

Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	—	—	764	—	764
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of deferred income taxes of $93	—	—	—	(140)	(140)

Total comprehensive income					624

Balance, June 30, 2004	$2,320	$25,419	$806	$(83)	$28,462

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2004	2003
Operating activities
Net income	$764	$861
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(11)	(107)
Amortization of premiums on securities	153	116
Provision for loan losses	928	847
Deferred income tax expense	257	—
Loss on disposal of premises and equipment	95	—
Depreciation	369	273
Loans originated for sale	(19,832)	(40,089)
Proceeds of loans sold	19,667	41,202
Gain on sale of loans	(387)	(803)
(Decrease) increase in other liabilities	(842)	291
Increase in other assets	(767)	(550)

Net cash provided by operating activities	394	2,041
Investing activities
Purchases of life insurance	(77)	(70)
Purchases of premises and equipment	(746)	(731)
Purchases of available-for-sale securities	(15,236)	(21,762)
Maturities of available-for-sale securities	15,527	23,500
Net increase in loans made to customers	(51,478)	(43,223)

Net cash used in investing activities	(52,010)	(42,286)
Financing activities
Net increase in deposits	51,538	47,507
Net decrease in securities sold under agreement to repurchase	(1,969)	(8,592)

Net cash provided by financing activities	49,569	38,915

Decrease in cash and cash equivalents	(2,047)	(1,330)
Cash and cash equivalents – beginning of period	23,751	30,018

Cash and cash equivalents – end of period	$21,704	$28,688

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

During the first quarter of 2001, Centra formed two second tier holding companies (Centra Financial Corporation – Morgantown, Inc. and Centra Financial Corporation – Martinsburg, Inc.) to own the respective stock sold in each market and to manage the banking operations in those markets.

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

Note C – Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2004 and 2003, stock options to purchase 601,800 and 532,000 shares at an average price of $11.98 and $11.52, respectively, were outstanding. For the three months ended June 30, 2004 and 2003, the dilutive effect of stock options was 115,235 and 130,000 shares, respectively. For the six months ended June 30, 2004 and 2003, the dilutive effect of stock options was 115,253 and 126,582 shares, respectively.

Note D – Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the six and three months ended June 30, 2004 and 2003 would have been as follows:

     (Dollars in Thousands, Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income as reported	$764	$861	$403	$449
Stock based compensation using fair value method, net of tax	(131)	(273)	(63)	(211)

Pro forma net income	$633	$588	$340	$238

Basic earnings per share as reported	$.33	$.37	$.17	$.19
Diluted earnings per share as reported	$.31	$.35	$.17	$.18
Proforma basic earnings per share	$.27	$.25	$.15	$.10
Proforma diluted earnings per share	$.26	$.24	$.14	$.10

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E – Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin 105 (SAB 105), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 must be applied to loan commitments entered into after March 31, 2004. Centra enters into such commitments with customers in connection with certain long-term, fixed-

rate or adjustable mortgage loans sold in the secondary market, servicing released. Centra believes the adoption of this new accounting guidance will not have a material impact on its financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At June 30, 2004 and for the Three and Six Months Ended June 30, 2004 and 2003:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
Net income to:
Average assets	.41%	.61%	.42%	.61%
Average stockholders’ equity	5.46	6.57	5.73	6.83
Net interest margin	3.33	3.09	3.38	3.03
Average stockholders’ equity to average assets	7.54	9.29	7.36	8.96
Total loans to total deposits (end of period)	98.12	87.64	98.12	87.64
Allowance for loan losses to total loans (end of period)	1.50	1.40	1.50	1.40
Efficiency ratio	69.83	69.05	67.97	67.94
Capital ratios:
Tier 1 capital ratio	8.63	11.68	8.63	11.68
Risk-based capital ratio	9.88	12.94	9.88	12.94
Leverage ratio	7.64	8.93	7.64	8.93
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$12.27	$11.54	$12.27	$11.54
Market value per share (end of period)*	15.50	15.50	15.50	15.50
Basic earnings per share	.33	.37	.17	.19
Diluted earnings per share	.31	.35	.17	.18

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

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

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-KSB and the ratios, statistics, and discussions contained elsewhere in this Form 10-QSB.

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

Results of Operations

Overview of the Statement of Income

For the quarter ended June 30, 2004, Centra earned $403,000 compared to $449,000 in the second quarter of 2003. Second quarter income before income taxes continued to improve due to the growth of interest earning assets resulting in net interest income increasing to $3.0 million in the second quarter of 2004 from $2.1 million in the second quarter of 2003. The most significant item impacting the current quarter’s profitability was the recording of $223,000 in income taxes, at an effective rate of 36%.

For the six months ended June 30, 2004, net interest income totaled $5.8 million compared to $4.2 million for the first six months of 2003. This increase can be directly attributed to the overall growth of the bank.

Loan loss provisions of $563,000 and $502,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Loan loss provisions for the six months ended June 30, 2004 and 2003 were $928,000 and $847,000, respectively. This increase is primarily the result of significant growth in the loan portfolio in 2004.

Non-interest income for the quarters ended June 30, 2004 and 2003 totaled $665,000 and $819,000, respectively. Non-interest income for the six months ended June 30, 2004 and 2003 was $1,172,000 and $1,359,000, respectively. These reduced levels of income primarily relates to lower fee income being generated from residential mortgage loans sold in the secondary market, servicing released. Mortgage interest rates have increased when compared to prior year resulting in fewer customers financing and refinancing their homes. This decrease is also directly related to the reduced volume of income generated from residential mortgage loans sold in the secondary market, servicing released.

Non-interest expense for the quarters ended June 30, 2004 and 2003 totaled $2,523,000 and $2,015,000, respectively. Non-interest expense for the six months ended June 30, 2004 and 2003 totaled $4,893,000 and $3,811,000, respectively. These increases are consistent with Centra expanding its banking operations in the South Berkeley area of Berkeley County in the fourth quarter of 2003 and the Cheat Lake area of Monongalia County in the third quarter of 2003. Associated with these expansions were increases in all line items related to staffing, occupancy and equipment costs associated with the expansions in offices and the related growth in deposits and loans.

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

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the second quarter of 2004 compared to 2003. The most significant areas of change were net loans, which increased to an average balance of $329.8 million for the quarter ended June 30, 2004 from $212.6 million for the quarter ended June 30, 2003, and interest-bearing liabilities, which grew to an average balance of $309.2 million from $237.8 million for the respective periods. Net loans increased to an average balance of $316.3 million for the six months ended June 30, 2004 from $204.6 million for the first six months of 2003. Total interest-bearing liabilities increased to an average balance of $300.5 million for the first six months of 2004 from $227.3 million for the first six months of 2003. These trends reflect the continued growth of Centra through its expansion in 2004.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30,

2004 and 2003 was 3.38% and 3.03% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans. The aforementioned loan growth for the comparable three month periods mitigated the overall decline in interest rates that began on January 4, 2001 when prime fell from 9.50% to 9.00% and continued to decline throughout 2001, 2002, and the first half of 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities to 2.06% in the second quarter of 2004 from 2.27% in the second quarter of 2003.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,020	$5	2.11%	$949	$7	3.19%
Federal funds sold	8,342	19	.91	29,067	82	1.13
Loans held for sale	2,260	31	5.55	8,921	96	4.35
Investments:
U.S. treasuries	—	—	—	—	—	—
U.S. agencies	23,433	109	1.87	33,649	138	1.63
Loans:
Commercial	233,960	2,970	5.11	154,803	2,138	5.54
Tax exempt	2,285	46	8.02	536	9	6.91
Consumer	25,152	454	7.27	16,992	352	8.28
Real estate	73,366	1,012	5.55	43,185	673	6.26
Allowance for loan losses	(4,933)	—	—	(2,891)	—	—

Net loans	329,830	4,482	5.47	212,625	3,172	5.98

Total earning assets	364,885	4,646	5.12	285,211	3,495	4.92
Cash and due from banks	7,893			4,246
Other assets	11,668			8,374

Total assets	$384,446			$297,831

Liabilities
Deposits:
Non-interest bearing demand	$45,534	$—		$31,658	$—
NOW	25,588	18	0.28	18,412	19	0.40
Money market checking	63,655	175	1.10	56,690	175	1.23
Savings	12,459	20	0.66	8,175	19	0.88
IRAs	8,271	69	3.38	6,618	61	3.71
CDs	184,838	1,286	2.80	131,714	1,049	3.20
Short-term borrowings	14,355	14	0.40	16,206	22	0.54

Total interest-bearing liabilities	309,166	1,582	2.06	237,815	1,345	2.27

Other liabilities	1,454			1,687

Total liabilities	356,154			271,160
Stockholders’ equity
Common stock	2,320			2,320
Paid-in capital	25,419			25,419
Accumulated earnings (deficit)	561			(1,144)
Unrealized gains	(8)			76

Total stockholders’ equity	28,292			26,671

Total liabilities and stockholders’ equity	$384,446			$297,831

Net interest spread			3.06			2.65
Impact of non-interest bearing funds on margin			.32			.38

Net interest income-margin		$3,064	3.38%		$2,150	3.03%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,022	$12	2.38%	$976	$13	2.71%
Federal funds sold	11,700	54	.92	25,771	146	1.14
Loans held for sale	1,661	45	5.50	8,416	162	3.89
Investments:
U.S. treasuries	—	—	—	—	—	—
U.S. agencies	23,122	194	1.68	32,435	284	1.75
Loans:
Commercial	225,603	5,772	5.14	147,724	4,096	5.59
Tax exempt	2,245	87	7.83	507	15	6.04
Consumer	24,185	897	7.46	16,224	672	8.35
Real estate	69,064	1,910	5.53	42,907	1,343	6.26
Allowance for loan losses	(4,756)	—	—	(2,715)	—	—

Net loans	316,341	8,666	5.51	204,647	6,126	6.04

Total earning assets	353,846	8,971	5.10	272,245	6,731	4.99
Cash and due from banks	7,764			4,096
Other assets	11,468			8,231

Total assets	$373,078			$284,572

Liabilities
Deposits:
Non-interest bearing demand	$42,509	$—		$29,217	$—
NOW	24,288	35	0.29	16,495	33	0.41
Money market checking	63,532	350	1.11	54,810	333	1.22
Savings	11,827	38	0.65	7,539	33	0.88
IRAs	7,974	135	3.40	6,078	116	3.86
CDs	178,207	2,516	2.84	123,987	2,004	3.26
Short-term borrowings	14,682	30	0.41	18,405	46	0.51

Total interest-bearing liabilities	300,510	3,104	2.08	227,314	2,565	2.28

Other liabilities	1,923			1,607

Total liabilities	344,942			258,138
Stockholders’ equity
Common stock	2,320			2,320
Paid-in capital	25,419			25,419
Accumulated earnings (deficit)	369			(1,387)
Unrealized gains	28			82

Total stockholders’ equity	28,136			26,434

Total liabilities and stockholders’ equity	$373,078			$284,572

Net interest spread			3.02			2.71
Impact of non-interest bearing funds on margin			.31			.38

Net interest income-margin		$5,867	3.33%		$4,166	3.09%

Provision for Loan Losses

The provision for loan losses for the quarters ended June 30, 2004, and 2003, was $563,000 and $502,000, respectively, while the provision for the six months ended June 30, 2004 and 2003 was $928,000 and $847,000, respectively. The increase in the provision for the respective three and six-month periods is a result of an increase in the allowance for loan losses based primarily upon the significant growth of the loan portfolio in 2004 and 2003.

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

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $665,000 in the second quarter of 2004 compared to $819,000 in the second quarter of 2003. Non-interest income totaled $1,172,000 in the first six months of 2004 compared to $1,359,000 in the first six months of 2003. The change in non-interest income is predominantly due to a decrease in mortgage banking income partially offset by the aforementioned growth in deposit accounts during 2003 and the first six months of 2004 as the bank continues to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.

Service charges on deposit accounts increased to $225,000 in the second quarter of 2004 from $148,000 in the second quarter of 2003. Service charges on deposit accounts increased to $414,000 for the first six months of 2004 from $292,000 in the first six months of 2003. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 25.1% from June 30, 2003.

Other service charges and fees increased to $152,000 in the second quarter of 2004 from $127,000 in the second quarter of 2003. Other service charges and fees increased to $301,000 for the six months ended June 30, 2004 from $223,000 for the six months ended June 30, 2003. These increases resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.

Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $252,000 from such fees in the second quarter of 2004 compared to $520,000 in the second quarter of 2003. Centra recognized $387,000 from such fees for the six months ended June 30, 2004 compared to $803,000 for the six months ended June 30, 2003. These decreases resulted from the stabilization of interest rates from the lower mortgage rates in 2003 accompanied by a reduced volume of refinancing.

Non-Interest Expense

For the second quarter of 2004, non-interest expense totaled $2,523,000 compared to $2,015,000 in the second quarter of 2003. Centra’s efficiency ratio was 67.97% for the second quarter of 2004 compared to 67.94% for the second quarter of 2003. For the six months ended June 30, 2004, non-interest expense totaled $4,893,000 compared to $3,811,000 for the six months ended June 30, 2003. Centra’s efficiency ratio was 69.83% and 69.05% for the respective periods. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2004 efficiency ratios increased slightly as a result of opening the Cheat Lake and South Berkeley banking offices in 2003 and incurring additional salaries and benefits, occupancy, equipment and other costs related to those offices and the enhancement of customer service staff positions in the bank.

Salaries and benefits totaled $1,103,000 for the quarter ended June 30, 2004 compared to $1,008,000 for the quarter ended June 30, 2003. Salaries and benefits totaled $2,264,000 for the first six months of 2004 compared to $1,920,000 for the first six months of 2003. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 104 full-time equivalent personnel at June 30, 2004 compared to 90 full-time equivalent personnel as of June 30, 2003. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Cheat Lake and Inwood offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2004 and 2003, occupancy expense totaled $242,000 and $186,000, respectively. For the six months ended June 30, 2004 and 2003, occupancy expense totaled $478,000 and $378,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $24,000 and $18,000, respectively, while lease expense totaled $162,000 and $130,000, respectively. Included in net occupancy expense for the respective six month periods is depreciation of leasehold improvements and premises totaling $47,000 and $35,000, respectively, while lease expense totaled $304,000 and $258,000, respectively. Lease expense increased due to additional space leased in Martinsburg as well as the Suncrest office, along with additional lease expense for the Cheat Lake facility that opened in September 2003 and the temporary South Berkeley facility that opened in November of 2003.

Equipment expense totaled $333,000 in the second quarter of 2004 compared to $185,000 for the second quarter of 2003. Included in equipment expense is depreciation of furniture, fixtures and equipment of $157,000 for the quarter ended June 30, 2004 and $121,000 for the quarter ended June 30, 2003. Equipment expense totaled $568,000 in the first six months of 2004 compared to $364,000 in the first six months of 2003. Included in equipment expense is depreciation of $321,000 and $238,000 for the first six months of 2004 and 2003, respectively. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Cheat Lake and Inwood banking offices and the expansion of Centra’s customer support personnel. During the second quarter of 2004, Centra upgraded various computer operating systems and equipment. The retirement of the existing equipment resulted in Centra recognizing a loss on retirement of $95,000 during the quarter.

Advertising costs totaled $130,000 in the second quarter of 2004 compared to $88,000 in the second quarter of 2003. Advertising costs for the first six months of 2004 and 2003 totaled $242,000 and $150,000, respectively. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2004. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Professional fees totaled $70,000 in the second quarter of 2004 compared to $49,000 in the second quarter of 2003. Professional fees totaled $120,000 and $74,000 for the first six months of 2004 and 2003, respectively. These increases are consistent with the overall growth and complexity of the bank.

Data processing costs totaled $232,000 in the second quarter of 2004 compared to $150,000 in the second quarter of 2003. Data processing costs totaled $446,000 in the first six months of 2004 compared to $281,000 in 2003. These increases are due to the overall account and transaction growth of the bank and is consistent with a rapidly growing financial entity.

Other operating expense totaled $413,000 in the second quarter of 2004 compared to $349,000 in the second quarter of 2003. Operating expense totaled $775,000 for the six months ended June 30, 2004 and $644,000 for the six months ended June 30, 2003. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion of various banking offices.

Return on Average Assets and Average Equity

Return on average assets (ROA) and average equity (ROE) were .42% and 5.73% for the second quarter of 2004 compared to .61% and 6.83% in the second quarter of 2003. Year-to-date returns on assets and returns on equity were .41% and 5.46% for the six months ended June 30, 2004 and .61% and 6.57% for the first six months of 2003. The 2004 ratios were impacted by Centra’s utilization of all net operating loss carry-forwards and the reversal of the valuation allowance on deferred tax assets in 2003. This tax scenario has resulted in Centra incurring income tax expense of $223,000 in the second quarter of 2004 and $422,000 on a year-to-date basis. The returns on average assets and average equity utilizing income before income tax were .65% and 8.90% for the quarter ended June 30, 2004 compared to .60% and 6.75% for the quarter ended June 30, 2003. The returns on average assets and average equity utilizing income before income tax were .64% and 8.48% for the six months ended June 30, 2004 compared to .61% and 6.57% for the six months ended June 30, 2003. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2004, as they did in 2003.

The bank is considered adequately capitalized under regulatory and industry standards of risk-based capital.

Income Tax Expense

Centra incurred income tax of $223,000 in the second quarter of 2004 and $422,000 for the first six months of 2004. During 2003, income tax expense was fully offset by the reversal of the valuation allowance that was recognized against deferred tax assets in prior years as management determined, based on a number of factors, that realization of the net deferred tax assets was more likely than not. Therefore, the valuation allowance was reversed in 2003.

Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 36% in 2004.

Financial Condition

Overview of the Statement of Condition

Total assets at June 30, 2004 were $399.1 million or an increase of $49.4 million since December 31, 2003. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits totaled $353.9 million at June 30, 2004 or an increase of $51.5 million since December 31, 2003. Short-term borrowings totaled $15.0 million and have decreased $2.0 million since December 31, 2003.

Stockholders’ equity has increased approximately $.6 million from December 31, 2003 due to Centra’s net income offset in part by a decrease in other comprehensive income resulting from unrealized depreciation of investments.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.7 million as of June 30, 2004 compared to $23.8 million as of December 31, 2003, or a decrease of $2.0 million.

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

Investment Securities

Investment securities totaled $22.2 million as of June 30, 2004 and $22.9 million as of December 31, 2003. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $.7 million from year-end and reflects Centra utilizing all available deposit growth and investment maturities to satisfy loan demand.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2004, the amortized cost of the bank’s investment securities totaled $22.4 million, resulting in unrealized depreciation in the investment portfolio of $138,000 and a corresponding decrease in the bank’s equity of $83,000, net of deferred income taxes.

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

The following table details total loans outstanding as of:

	June 30	December 31
(Dollars in thousands)	2004	2003
Commercial	$55,828	$44,821
Real estate, commercial	186,405	166,867
Real estate, mortgage	79,342	61,396
Consumer	25,662	22,841

Total loans	$347,237	$295,925

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

The results of this analysis at June 30, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

	Six Months Ended
	June 30
(Dollars in thousands)	2004	2003
Allowance for loan losses
Balance, beginning of period	$4,457	$2,375
Loan charge-offs	(166)	(2)
Loan recoveries	—	—

Net charge-offs	(166)	(2)
Loan loss provision	928	847

Balance, end of period	$5,219	$3,320

The increase in the allowance for loan losses is primarily based upon the significant growth in the loan portfolio of the bank as of June 30, 2004.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in thousands)	2004	2003
Non-accrual loans:
Commercial	$—	$—
Real Estate	—	—
Consumer	62	13

Total non-accrual loans	62	13
Renegotiated loans	—	—

Total Non-performing loans	62	13
Other real estate, net	—	—

Total non-performing assets	$62	$13

Accruing loans past due 30 days or more	$455	$96
Non-performing loans as a % of total loans	.02%	.01%
Allowance for loan losses as a % of non-performing loans	8,318%	24,669%

The bank had five nonaccrual loans outstanding as of June 30, 2004 totaling $62,000; three as of December 31, 2003 totaling $464,000; and one as of June 30, 2003 totaling $13,000. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $455,000 as of June 30, 2004, $45,000 as of December 31, 2003, and $96,000 as of June 30, 2003. The bank had $166,000 in net charge-offs in the first six months of 2004 and $2,000 in the first six months of 2003.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $354.0 million at June 30, 2004.

Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2004, non-interest bearing deposits totaled $46.0 million compared to $39.3 million at December 31, 2003. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $307.9 million at June 30, 2004 compared to $263.1 million at December 31, 2003. Average interest-bearing liabilities totaled $309.2 million during the second quarter of 2004 compared to $237.8 million for the second quarter of 2003. Average non-interest bearing demand deposits totaled $45.5 million for the second quarter of 2004 compared to $31.7 million for the second quarter of 2003. Management will continue to emphasize deposit gathering in 2004 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At June 30, 2004, short-term borrowings totaled $15.0 million compared to $17.0 million at December 31, 2003.

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

In May 2002, Centra registered 600,000 shares of common stock with the Securities and Exchange Commission and sold these shares to the public. In September 2002, Centra registered an additional 120,000 shares as part of the offering. The offering was completed in the fourth quarter of 2002. The additional capital was needed to support projected growth in 2003 and beyond.

At June 30, 2004, accumulated other comprehensive income totaled $(83,000) compared to $57,000 at December 31, 2003. This represents net unrealized losses on available-for-sale securities at June 30, 2004, net of income taxes. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2004, Centra Bank has $7.3 million available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2003 Form 10-KSB. At June 30, 2004, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for an adequately capitalized financial institution.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $8.2 million and $4.7 million at June 30, 2004 and December 31, 2003, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2004 and December 31, 2003 was $74.1 million and $75.5 million, respectively.

Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At June 30, 2004 and December 31, 2003, Centra had $5.3 million and $4.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

Market Risk Management

The most significant market risk resulting from Centra Bank’s normal course of business, extending loans and accepting deposits, is interest rate risk. Interest rate risk is the potential for economic loss due to future interest rate changes that can impact both the earnings stream as well as market values of financial assets and liabilities. Centra’s management has charged the Asset/Liability Committee (ALCO) with the overall management of Centra and its subsidiary bank’s balance sheet related to the management of interest rate risk. The ALCO strives to keep Centra Bank focused on the future, anticipating and exploring alternatives, rather than simply reacting to change after the fact.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of June 30, 2004 in the declining rate scenarios. This non-compliance issue is due to certain interest–bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2004.

     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$971	6.3%
200	663	4.3
100	341	2.2
-100	(1,756)	(11.4)

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

Future Outlook

The bank’s results of operations in the second quarter of 2004 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

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

Part II. Other Information

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On August 13, 2004, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a Second Quarter 2004 Quarterly Report outlining second quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2004	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer