Form 10QSB
period 2004-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2004-11-03
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2004

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

As of October 29, 2004, the number of shares outstanding of the registrant’s only class of common stock was 2,320,550.

Transitional Small Business format (check one):      Yes [   ]      No [ X ]

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at September 30, 2004 and December 31, 2003

Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2004 and September 30, 2003

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2004 and September 30, 2003

Notes to Consolidated Financial Statements

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles. Operating results for the nine months and three months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Item 4. Controls and Procedures

Part II. Other Information

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	September 30	December 31
	2004	2003
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$11,632	$8,180
Interest-bearing deposits in other banks	1,013	997
Federal funds sold	9,048	14,574

Total cash and cash equivalents	21,693	23,751
Available-for-sale securities, at fair value (amortized cost of $22,485 at September 30, 2004 and $22,800 at December 31, 2003)	22,501	22,895
Loans, net of unearned income	382,352	295,925
Allowance for loan losses	(5,814)	(4,457)

Net loans	376,538	291,468
Premises and equipment, net	6,369	5,654
Loans held for sale	2,744	756
Other assets	6,031	5,184

Total assets	$435,876	$349,708

Liabilities
Deposits
Non-interest bearing	$46,846	$39,259
Interest bearing	333,770	263,096

Total deposits	380,616	302,355
Short-term borrowings	14,110	16,953
Long-term debt	10,000	–
Other liabilities	2,046	2,562

Total liabilities	406,772	321,870
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	–	–
Common stock, $1 par value, 50,000,000 authorized, 2,320,550 issued and outstanding	2,320	2,320
Additional paid-in capital	25,419	25,419
Accumulated earnings	1,356	42
Accumulated other comprehensive income	9	57

Total stockholders’ equity	29,104	27,838

Total liabilities and stockholders’ equity	$435,876	$349,708

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest income
Loans, including fees	$13,638	$9,628	$5,004	$3,508
Loans held for sale	73	253	28	91
Securities available-for-sale	321	413	127	129
Interest-bearing bank balances	19	18	7	5
Federal funds sold	78	189	24	43

Total interest income	14,129	10,501	5,190	3,776
Interest expense
Deposits	4,775	3,833	1,701	1,314
Short-term borrowings	61	61	31	15
Long-term debt	13		13

Total interest expense	4,849	3,894	1,745	1,329

Net interest income	9,280	6,607	3,445	2,447
Provision for loan losses	1,563	1,476	635	629

Net interest income after provision for loan losses	7,717	5,131	2,810	1,818
Other income
Service charges on deposit accounts	639	468	225	176
Other service charges and fees	484	348	183	125
Secondary market income	567	1,269	180	466
Other	109	69	39	28

Total other income	1,799	2,154	627	795
Other expense
Salary and employee benefits	3,467	2,952	1,203	1,032
Occupancy expense	724	578	246	200
Equipment expense	805	565	237	201
Advertising	350	248	108	98
Professional fees	257	130	137	56
Data processing	692	437	246	156
Other	1,177	1,029	402	385

Total other expense	7,472	5,939	2,579	2,128

Income before income taxes	2,044	1,346	858	485
Income tax expense	730	–	308	–

Net income	$1,314	$1,346	$550	$485

Basic net income per share	$.57	$.58	$.24	$.21
Diluted net income per share	$.54	$.55	$.23	$.20
Basic weighted average shares outstanding	2,320,550	2,320,550	2,320,550	2,320,550
Diluted weighted average shares outstanding	2,435,797	2,450,487	2,435,785	2,457,198

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871
Comprehensive income:
Net income	–	–	1,346	–	1,346
Other comprehensive income:
Unrealized gain on available-for-sale securities	–	–	–	14	14

Total comprehensive income					1,360

Balance, September 30, 2003	$2,320	$25,419	$(576)	$68	$27,231

Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	–	–	1,314	–	1,314
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of deferred income taxes of $32	–	–	–	(48)	(48)

Total comprehensive income					1,266

Balance, September 30, 2004	$2,320	$25,419	$1,356	$9	$29,104

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
Operating activities
Net income	$1,314	$1,346
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(11)	(146)
Amortization of premiums on securities	174	209
Provision for loan losses	1,563	1,476
Deferred income tax expense	673	—
Loss on disposal of premises and equipment	95	—
Depreciation	555	425
Loans originated for sale	(42,236)	(65,045)
Proceeds of loans sold	40,815	71,733
Gain on sale of loans	(567)	(1,269)
(Decrease) increase in other liabilities	(516)	1,260
Increase in other assets	(1,377)	(1,174)

Net cash provided by operating activities	482	8,815
Investing activities
Purchases of life insurance	(113)	(97)
Purchases of premises and equipment	(1,365)	(1,328)
Purchases of available-for-sale securities	(22,374)	(24,804)
Maturities of available-for-sale securities	22,527	32,000
Net increase in loans made to customers	(86,633)	(76,222)

Net cash used in investing activities	(87,958)	(70,451)
Financing activities
Net increase in deposits	78,261	66,293
Net decrease in securities sold under agreement to repurchase	(2,843)	(8,374)
Proceeds from long-term debt	10,000	—

Net cash provided by financing activities	85,418	57,919

Decrease in cash and cash equivalents	(2,058)	(3,717)
Cash and cash equivalents — beginning of period	23,751	30,018

Cash and cash equivalents — end of period	$21,693	$26,301

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

In May 2002, Centra initiated a public offering of $9,000,000 through the sale of 600,000 shares of its common stock at $15.00 per share. On September 27, 2002, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. Centra sold the initial 600,000 shares in the third quarter of 2002 and sold the additional shares in the third and fourth quarters of 2002.

In September 2004, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust 1 subsidiary. The proceeds of this offering will be used for general corporate purposes, including providing capital to its subsidiary bank, Centra Bank, Inc. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three-month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.

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

Note C – Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2004 and 2003, stock options to purchase 601,800 and 532,000 shares at an average price of $11.98 and $11.52, respectively, were outstanding. For the three months ended September 30, 2004 and 2003, the dilutive effect of stock options was 115,235 and 136,648 shares, respectively. For the nine months ended September 30, 2004 and 2003, the dilutive effect of stock options was 115,247 and 129,937 shares, respectively.

Note D – Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which provides guidance on how to transition from the intrinsic value of accounting for stock-based compensation to the fair value method of accounting, if a company so elects. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the nine and three months ended September 30, 2004 and 2003 would have been as follows:

     (Dollars in Thousands, Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income as reported	$1,314	$1,346	$550	$485
Stock based compensation using fair value method, net of tax	(185)	(335)	(54)	(62)

Pro forma net income	$1,129	$1,011	$496	$423

Basic earnings per share as reported	$.57	$.58	$.24	$.21
Diluted earnings per share as reported	$.54	$.55	$.23	$.20
Proforma basic earnings per share	$.49	$.44	$.21	$.18
Proforma diluted earnings per share	$.46	$.41	$.20	$.17

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.

Note E – Recent Accounting Pronouncements

In March 2004, the Securities and Exchange Commission staff released Staff Accounting Bulletin 105 (SAB 105), which summarizes the views of the SEC staff regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 must be applied to loan commitments entered into after March 31, 2004. Centra enters into such commitments with customers in connection with certain long-term, fixed-rate or adjustable mortgage loans sold in the secondary market, servicing released. The adoption of this new accounting guidance did not have a material impact on Centra’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At September 30, 2004 and 2003 and for the Nine and Three Months Ended September 30, 2004 and 2003:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income to:
Average assets	.45%	.61%	.53%	.61%
Average stockholders’ equity	6.18	6.76	7.55	7.12
Net interest margin	3.40	3.14	3.51	3.25
Average stockholders’ equity to average assets	7.34	9.02	6.99	8.49
Total loans to total deposits (end of period)	100.46	93.53	100.46	93.53
Allowance for loan losses to total loans (end of period)	1.52	1.46	1.52	1.46
Efficiency ratio	67.44	67.79	63.33	65.64
Capital ratios:
Tier 1 capital ratio	10.82	10.49	10.82	10.49
Risk-based capital ratio	12.07	11.74	12.07	11.74
Leverage ratio	9.40	8.54	9.40	8.54
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$12.54	$11.73	$12.54	$11.73
Market value per share (end of period)*	15.50	15.50	15.50	15.50
Basic earnings per share	.57	.58	.24	.21
Diluted earnings per share	.54	.55	.23	.20

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

The bank began operations February 14, 2000, at 990 Elmer Prince Drive in Morgantown, West Virginia. The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. The bank opened banking offices in the Waterfront area of Morgantown and the Williamsport Pike areas of Martinsburg during the first quarter of 2001. The bank opened an additional office in the Foxcroft area of Martinsburg in December 2001 and opened an off-site drive-in facility in March 2002. In September 2003, the bank opened a full-service banking facility in the Cheat Lake area of Morgantown. In November 2003, the bank opened a temporary banking facility in the Inwood area of Martinsburg and anticipates having a full-service banking office operational in the second quarter of 2005. The bank has acquired land in the Sabraton area of Morgantown and began construction of a full-service banking office that is anticipated to open in the fourth quarter of 2004.

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

Centra also considers the accounting for income taxes to be a critical accounting policy. As Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities, including current tax liabilities generated in 2003. Furthermore, Centra recorded in 2002 and in prior periods a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. During 2003, Centra utilized the remaining net operating losses carried forward and reversed the valuation allowance. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 8 to the consolidated financial statements contained in the 2003 Form 10-KSB.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended September 30, 2004, Centra earned $550,000 compared to $485,000 in the third quarter of 2003. Third quarter income before income taxes continued to improve due to the growth of interest earning assets resulting in net interest income increasing to $3.4 million in the third quarter of 2004 from $2.4 million in the third quarter of 2003. The most significant item impacting the current quarter’s profitability was the recording of $308,000 in income taxes, at an effective rate of 36%.

For the nine months ended September 30, 2004, net interest income totaled $9.3 million compared to $6.6 million for the first nine months of 2003. This increase can be directly attributed to the overall growth of the bank and three recent increases in the prime lending rate.

Loan loss provisions of $635,000 and $629,000 for the respective quarters partially offset net interest income. The provision for loan losses, which is a product of management’s formal quarterly analysis, is recorded in response to inherent risks in the loan portfolio. Loan loss provisions for the nine months ended September 30, 2004 and 2003 were $1,563,000 and $1,476,000, respectively. This increase is primarily the result of significant growth in the commercial loan portfolio in 2004.

Non-interest income for the quarters ended September 30, 2004 and 2003 totaled $627,000 and $795,000, respectively. Non-interest income for the nine months ended September 30, 2004 and 2003 was $1,799,000 and $2,154,000, respectively. These reduced levels of non-interest income primarily relate to lower fee income being generated from residential mortgage loans sold in the secondary market, servicing released. Mortgage interest rates have increased when compared to prior year resulting in fewer customers financing and refinancing their homes.

Non-interest expense for the quarters ended September 30, 2004 and 2003 totaled $2,579,000 and $2,128,000, respectively. Non-interest expense for the nine months ended September 30, 2004 and 2003 totaled $7,472,000 and $5,939,000, respectively. These increases are consistent with Centra expanding its banking operations in the Inwood area of Berkeley County in the fourth quarter of 2003 and the Cheat Lake area of Monongalia County in the third quarter of 2003. Associated with these expansions were increases in all line items related to staffing, occupancy and equipment costs associated with the expansions in offices, and the related growth in deposits and loans.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income.

Centra’s interest-earning assets and interest-bearing liabilities changed significantly during the third quarter of 2004 compared to 2003. The most significant areas of change were net loans, which increased to an average balance of $360.4 million for the quarter ended September 30, 2004 from $241.6 million for the quarter ended September 30, 2003, and interest-bearing liabilities, which grew to an average balance of $335.0 million from $252.9 million for the respective periods. Net loans increased to an average balance of $331.1 million for the nine months ended September 30, 2004 from $217.1 million for the first nine months of 2003. Total interest-bearing liabilities increased to an average balance of $311.8 million for the first nine months of 2004 from $235.9 million for the first nine months of 2003. These trends reflect the continued growth of Centra through its expansion in 2003 and 2004.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2004 and 2003 was 3.51% and 3.25% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased .75% in the third quarter of 2004. The aforementioned loan growth for the comparable three month periods and the recent increases in the prime lending rate mitigated the overall decline in interest rates that began on January 4, 2001 when prime fell from 9.50% to 9.00% and continued to decline throughout 2001, 2002, and the first half of 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. Prime lending rate has now increased to 4.75% as of September 30, 2004. Also mitigating the declining interest rate environment was a decrease in the cost of interest-bearing liabilities to 2.07% in the third quarter of 2004 from 2.09% in the third quarter of 2003.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended Sept. 30, 2004			Three Months Ended Sept. 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,015	$7	2.89%	$914	$5	2.02%
Federal funds sold	7,977	24	1.20	17,161	43	1.01
Loans held for sale	1,649	28	6.70	7,481	91	4.79
Investments:
U.S. agencies	22,215	127	1.87	32,514	129	1.57
Tax exempt	47	1	5.83	–	–	–
Loans:
Commercial	250,578	3,311	5.26	175,916	2,381	5.37
Tax exempt	2,456	50	8.11	1,348	24	6.96
Consumer	26,673	489	7.30	19,889	396	7.91
Real estate	86,139	1,173	5.42	48,015	715	5.91
Allowance for loan losses	(5,491)	–	–	(3,532)	–	–

Net loans	360,355	5,023	5.55	241,636	3,516	5.77

Total earning assets	393,258	5,210	5.27	299,706	3,784	5.01
Cash and due from banks	9,078			8,263
Other assets	12,001			8,383

Total assets	$414,337			$316,352

Liabilities
Deposits:
Non-interest bearing demand	$48,581	$–		$35,366	$–
NOW	37,650	50	0.53	17,270	11	0.23
Money market checking	61,526	173	1.12	60,873	156	1.02
Savings	13,406	23	0.67	8,751	14	0.64
IRAs	8,767	73	3.32	7,061	62	3.56
CDs	197,491	1,382	2.78	142,883	1,071	2.97
Short-term borrowings	14,983	31	0.82	16,055	15	0.37
Long-term borrowings	1,196	13	4.17

Total interest-bearing liabilities	335,019	1,745	2.07	252,893	1,329	2.09

Other liabilities	1,760			1,237

Total liabilities	385,360			289,496
Stockholders’ equity
Common stock	2,320			2,320
Paid-in capital	25,419			25,419
Accumulated earnings (deficit)	1,229			(920)
Unrealized gains	9			37

Total stockholders’ equity	28,977			26,856

Total liabilities and stockholders’ equity	$414,337			$316,352

Net interest spread			3.20			2.92
Impact of non-interest bearing funds on margin			.31			.33

Net interest income-margin		$3,465	3.51%		$2,455	3.25%

Average Balances and Interest Rates

(Unaudited)(Dollars in thousands)

	Nine Months Ended Sept. 30, 2004			Nine Months Ended Sept. 30, 2003
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,020	$19	2.55%	$957	$18	2.48%
Federal funds sold	10,450	78	.99	22,869	189	1.11
Loans held for sale	1,657	73	5.90	8,101	253	4.17
Investments:
U.S. agencies	22,817	321	1.87	32,512	413	1.69
Tax exempt	16	1	5.82	–	–	–
Loans:
Commercial	233,989	9,083	5.18	157,225	6,477	5.51
Tax exempt	2,316	137	7.93	790	39	6.57
Consumer	25,021	1,386	7.40	17,459	1,068	8.18
Real estate	74,797	3,083	5.53	44,628	2,058	6.15
Allowance for loan losses	(5,003)	–	–	(2,990)	–	–

Net loans	331,120	13,689	5.52	217,112	9,642	5.94

Total earning assets	367,080	14,181	5.16	281,551	10,515	4.99
Cash and due from banks	8,205			5,500
Other assets	11,646			7,883

Total assets	$386,931			$294,934

Liabilities
Deposits:
Non-interest bearing demand	$44,862	$–		$31,307	$–
NOW	28,774	85	0.40	16,756	42	0.34
Money market checking	62,859	523	1.11	56,853	489	1.15
Savings	12,357	61	0.66	7,948	47	0.79
IRAs	8,241	208	3.37	6,409	180	3.75
CDs	184,367	3,898	2.82	130,355	3,075	3.15
Short-term borrowings	14,783	61	0.55	17,613	61	0.47
Long-term borrowings	401	13	4.17	–	–	–

Total interest-bearing liabilities	311,782	4,849	2.08	235,934	3,894	2.21

Other liabilities	1,868			1,088

Total liabilities	358,512			268,329
Stockholders’ equity
Common stock	2,320			2,320
Paid-in capital	25,419			25,419
Accumulated earnings (deficit)	644			(1,265)
Unrealized gains	36			131

Total stockholders’ equity	28,419			26,605

Total liabilities and stockholders’ equity	$386,931			$294,934

Net interest spread			3.08			2.78
Impact of non-interest bearing funds on margin			.32			.36

Net interest income-margin		$9,332	3.40%		$6,621	3.14%

Provision for Loan Losses

The provision for loan losses for the quarters ended September 30, 2004, and 2003, was $635,000 and $629,000, respectively, while the provision for the nine months ended September 30, 2004 and 2003 was $1,563,000 and $1,476,000, respectively. The increase in the provision for the respective three and nine-month periods is a result of an increase in the allowance for loan losses based primarily upon the significant growth of the commercial loan portfolio in 2004 and 2003 and an increase in delinquent loans as of September 30, 2004.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Due to the start up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, trends in the markets served, concentrations of credit in certain business segments, geographic diversity, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $627,000 in the third quarter of 2004 compared to $795,000 in the third quarter of 2003. Non-interest income totaled $1,799,000 in the first nine months of 2004 compared to $2,154,000 in the first nine months of 2003. The overall decrease in non-interest income is predominantly due to a decrease in mortgage banking income. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2003 and the first nine months of 2004.

Service charges on deposit accounts increased to $225,000 in the third quarter of 2004 from $176,000 in the third quarter of 2003. Service charges on deposit accounts increased to $639,000 for the first nine months of 2004 from $468,000 in the first nine months of 2003. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 25.5% from September 30, 2003.

Other service charges and fees increased to $183,000 in the third quarter of 2004 from $125,000 in the third quarter of 2003. Other service charges and fees increased to $484,000 for the nine months ended September 30, 2004 from $348,000 for the nine months ended September 30, 2003. These increases resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.

Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $180,000 from such fees in the third quarter of 2004 compared to $466,000 in the third quarter of 2003. Centra recognized $567,000 from such fees for the nine months ended

September 30, 2004 compared to $1,269,000 for the nine months ended September 30, 2003. These decreases resulted from the stabilization of interest rates from the lower mortgage rates in 2003 accompanied by a reduced volume of refinancing.

Non-Interest Expense

For the third quarter of 2004, non-interest expense totaled $2,579,000 compared to $2,128,000 in the third quarter of 2003. Centra’s efficiency ratio was 63.33% for the third quarter of 2004 compared to 65.64% for the third quarter of 2003. For the nine months ended September 30, 2004, non-interest expense totaled $7,472,000 compared to $5,939,000 for the nine months ended September 30, 2003. Centra’s efficiency ratio was 67.44% and 67.79% for the respective periods. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2004 efficiency ratios decreased slightly despite the opening of the Cheat Lake and South Berkeley banking offices in 2003 and incurring additional salaries and benefits, occupancy, equipment and other costs related to those offices, and the enhancement of customer service staff positions in the bank. These decreases were due to the overall improvement of net interest income and non-interest income at a rate greater than the corresponding rate of increase of non-interest expense.

Salaries and benefits totaled $1,203,000 for the quarter ended September 30, 2004 compared to $1,032,000 for the quarter ended September 30, 2003. Salaries and benefits totaled $3,467,000 for the first nine months of 2004 compared to $2,952,000 for the first nine months of 2003. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 101 full-time equivalent personnel at September 30, 2004 compared to 92 full-time equivalent personnel as of September 30, 2003. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Cheat Lake and Inwood offices. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended September 30, 2004 and 2003, occupancy expense totaled $246,000 and $200,000, respectively. For the nine months ended September 30, 2004 and 2003, occupancy expense totaled $724,000 and $578,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $25,000 and $19,000, respectively, while lease expense totaled $165,000 and $130,000, respectively. Included in net occupancy expense for the respective nine month periods is depreciation of leasehold improvements and premises totaling $72,000 and $54,000, respectively, while lease expense totaled $470,000 and $388,000, respectively. Lease expense increased due to additional space leased in Martinsburg as well as the Suncrest office, along with additional lease expense for the Cheat Lake facility that opened in September 2003 and the temporary South Berkeley facility that opened in November of 2003.

Equipment expense totaled $237,000 in the third quarter of 2004 compared to $201,000 for the third quarter of 2003. Included in equipment expense is depreciation of furniture, fixtures and equipment of $162,000 for the quarter ended September 30, 2004 and $132,000 for the quarter ended September 30, 2003. Equipment expense totaled $805,000 in the first nine months of 2004 compared to $565,000 in the first nine months of 2003. Included in equipment expense is depreciation of $483,000 and $371,000 for the first nine months of 2004 and 2003, respectively.

Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Cheat Lake and Inwood banking offices and the expansion of Centra’s customer support personnel. During the second quarter of 2004, Centra upgraded various computer operating systems and equipment. The retirement of the existing equipment resulted in Centra recognizing a loss on retirement of $95,000 during the second quarter.

Advertising costs totaled $108,000 in the third quarter of 2004 compared to $98,000 in the third quarter of 2003. Advertising costs for the first nine months of 2004 and 2003 totaled $350,000 and $248,000, respectively. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2004. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.

Professional fees totaled $137,000 in the third quarter of 2004 compared to $56,000 in the third quarter of 2003. Professional fees totaled $257,000 and $130,000 for the first nine months of 2004 and 2003, respectively. These increases are consistent with the overall growth and complexity of the bank and the commencement of the procedures necessary to comply with the internal control provisions of the Sarbanes Oxley legislation, which are expected to be required in 2005.

Data processing costs totaled $246,000 in the third quarter of 2004 compared to $156,000 in the third quarter of 2003. Data processing costs totaled $692,000 in the first nine months of 2004 compared to $437,000 in 2003. These increases are due to the overall account and transaction growth of the bank.

Other operating expense totaled $402,000 in the third quarter of 2004 compared to $385,000 in the third quarter of 2003. Operating expense totaled $1,177,000 for the nine months ended September 30, 2004 and $1,029,000 for the nine months ended September 30, 2003. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion of various banking offices.

Income Tax Expense

Centra incurred income tax of $308,000 in the third quarter of 2004 and $730,000 for the first nine months of 2004. During 2003, no income tax expense was recorded in the consolidated statements of income due to the recognition of income tax benefits from net operating loss carry-forwards and the reversal of the valuation allowance that was recognized against deferred tax assets in prior years. All such benefits were recognized as of December 31, 2003.

Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 36% in 2004.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .53% and 7.55% for the third quarter of 2004 compared to .61% and 7.12% in the third quarter of 2003. Year-to-date returns on average assets and average equity were .45% and 6.18% for the nine months ended September 30, 2004 and .61% and 6.76% for the first nine months of 2003. The 2003 ratios were favorably impacted by Centra’s utilization of net tax operating loss carry-forwards and the reversal of the valuation allowance on deferred tax assets as discussed above. The returns on average assets and average equity utilizing income before income tax were .82% and 11.78% for the quarter ended September 30, 2004 compared to .61% and 7.12% for the quarter ended September 30, 2003. The returns on average assets and average equity utilizing income before income tax were .71% and 9.61% for the nine months ended September 30, 2004 compared to .61% and 6.76% for the nine months ended September 30, 2003. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2004, as they did in 2003.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital.

Financial Condition

Overview of the Statement of Condition

Total assets at September 30, 2004 were $435.9 million or an increase of $86.2 million since December 31, 2003. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.

Deposits totaled $380.6 million at September 30, 2004 or an increase of $78.3 million since December 31, 2003. Short-term borrowings totaled $14.1 million and have decreased $2.8 million since December 31, 2003.

In September 2004, Centra formed a statutory business trust that issued $10 million in trust preferred securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for general corporate purposes and contributed capital to the subsidiary bank. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.

Stockholders’ equity has increased approximately $1.2 million from December 31, 2003 due to Centra’s net income offset in part by a decrease in other comprehensive income resulting from unrealized depreciation of investments tax-effected.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.7 million as of September 30, 2004 compared to $23.8 million as of December 31, 2003, or a decrease of $2.1 million.

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

Investment Securities

Investment securities totaled $22.5 million as of September 30, 2004 and $22.9 million as of December 31, 2003. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $.4 million from year-end and reflects Centra utilizing all available deposit growth and investment maturities to satisfy loan demand.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2004, the amortized cost of the bank’s investment securities totaled $22.5 million, resulting in unrealized appreciation in the investment portfolio of $16,000 and a corresponding increase in the bank’s equity of $9,000, net of deferred income taxes. The average life of the investment portfolio is approximately 21 months.

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

The following table details total loans outstanding as of:

     (Dollars in thousands)

	September 30	December 31
	2004	2003
Commercial	$59,729	$44,821
Real estate, commercial	201,922	166,867
Real estate, mortgage	93,063	61,396
Consumer	27,638	22,841

Total loans	$382,352	$295,925

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2004.

Loan Concentration

With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building and general contracting industry and real estate lessors. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

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

The results of this analysis at September 30, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.

     (Dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
Allowance for loan losses
Balance, beginning of period	$4,457	$2,375
Loan charge-offs	(207)	(2)
Loan recoveries	1	–

Net charge-offs	(206)	(2)
Loan loss provision	1,563	1,476

Balance, end of period	$5,814	$3,849

The increase in the allowance for loan losses is primarily based upon the significant growth in the commercial loan portfolio and an increase in delinquent loans of the bank as of September 30, 2004.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

     (Dollars in thousands)

	September 30
	2004	2003
Non-accrual loans:
Commercial	$84	$–
Real Estate	–	–
Consumer	53	40

Total non-accrual loans	137	40
Renegotiated loans	–	–

Total non-performing loans	137	40
Other real estate, net	–	–

Total non-performing assets	$137	$40

Accruing loans past due 30 days or more	$382	$63
Non-performing loans as a % of total loans	.04%	.01%
Allowance for loan losses as a % of non-performing loans	4,244%	9,622%

The bank had eight nonaccrual loans outstanding as of September 30, 2004 totaling $137,000; three as of December 31, 2003 totaling $464,000; and five as of September 30, 2003 totaling $40,000. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $382,000 as of September 30, 2004, $45,000 as of December 31, 2003, and $63,000 as of September 30, 2003. The bank had $206,000 in net charge-offs in the first nine months of 2004 and $2,000 in the first nine months of 2003.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $380.6 million at September 30, 2004.

Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2004, non-interest bearing deposits totaled $46.9 million compared to $39.3 million at December 31, 2003. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $333.8 million at September 30, 2004 compared to $263.1 million at December 31, 2003. Average interest-bearing liabilities totaled $335.0 million during the third quarter of 2004 compared to $252.9 million for the third quarter of 2003. Average non-interest bearing demand deposits totaled $48.6 million for the third quarter of 2004 compared to $35.4 million for the third quarter of 2003. Management will continue to emphasize deposit gathering in 2004 by offering outstanding customer service and competitively priced products.

Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At September 30, 2004, short-term borrowings totaled $14.1 million compared to $17.0 million at December 31, 2003.

In September 2004, Centra formed a statutory business trust that issued $10 million in trust preferred securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for general corporate purposes and contributed capital to the subsidiary bank. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.

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

At September 30, 2004, accumulated other comprehensive income totaled $9,000 compared to $57,000 at December 31, 2003. This represents a decline in net unrealized gains on available-for-sale securities at September 30, 2004, net of income taxes due to an increase in the overall investment interest rate environment. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2004, Centra Bank has $8.4 million available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 11 of the Notes to the Consolidated Financial Statements of Centra’s 2003 Form 10-KSB. At September 30, 2004, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $10 million trust preferred offering qualifying as Tier 1 capital for regulatory purposes.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $8.3 million and $4.7 million at September 30, 2004 and December 31, 2003, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2004 and December 31, 2003 was $75.8 million and $75.5 million, respectively.

Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At September 30, 2004 and December 31, 2003, Centra had $8.8 million and $4.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of September 30, 2004 in the declining rate scenarios. This non-compliance issue is due to certain interest-bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2004.

     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$1,341	3.5%
200	849	2.2
100	501	1.3
-100	(1,323)	(7.9)

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

Future Outlook

The bank’s results of operations in the third quarter of 2004 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in

November 2003. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations. The bank plans to open an additional banking office in the Sabraton area of Morgantown before year-end as well as the permanent facility in Inwood in the first quarter of 2005.

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

Part II. Other Information

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On September 21, 2004, Centra filed Form 8-K with the U. S. Securities and Exchange Commission announcing the completion of a private placement of $10,000,000 Floating Rate, Trust Preferred Securities. Distributions on the securities are cumulative and will be payable quarterly at an interest rate of 2.29% over the three-month LIBOR Rate, reset quarterly. Interest payments are due in March, June, September and December.

(c)	On November 1, 2004, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a Third Quarter 2004 Quarterly Report outlining third quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

October 29, 2004	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer