Form 10KSB
period 2004-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2005-03-25
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2004
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from           to
Commission file number 333-93437
Centra Financial Holdings, Inc.
(Exact name of Registrant as specified in its charter)

West Virginia	55-0770610
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

990 Elmer Prince Drive, Morgantown, WV	26505
(Address of principal executive offices)	Zip Code)
Registrant’s telephone number, including area code: (304) 598-2000
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $1 per share
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [✓]  X [ ]No
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]
      For the year ended December 31, 2004, the Registrant had total revenues of $22,511,000.
      Based upon the average selling price of sales known to the Registrant of the common shares of the Registrant during the period from January 1, 2005 to February 28, 2005, the aggregate market value of the Common Shares of the Registrant held by nonaffiliates during that time was $26,935,712. For this purpose, certain executive officers and directors are considered affiliates.
      As of February 28, 2005, the Registrant had 2,552,506 shares of common stock outstanding with a par value of $1.
Documents Incorporated by Reference:
      Portions of Registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 12, 2005, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
      Centra operates offices in the Suncrest, Waterfront, Cheat Lake, and Sabraton areas of Morgantown, and the Williamsport Pike, Foxcroft Avenue, and South Berkeley areas of Martinsburg, West Virginia. At December 31, 2004, Centra had total assets of $442.3 million, total loans of $396.9 million, total deposits of $385.8 million and total stockholders’ equity of $29.7 million.
      Centra’s business activities are currently confined to a single segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), seven automobile drive-in facilities, banking by phone and internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.
      At December 31, 2004, Centra had 111 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Internet web site is www.centrabank.com.
      Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support, both in the Monongalia and Berkeley county markets.
      During 2004, Centra continued to focus on internal growth as the primary method for reaching performance goals. Centra continuously reviews key performance indicators to measure our success.
      In September 2004, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust 1 subsidiary. The proceeds of the offering were used for general corporate purposes, including providing capital to its subsidiary bank, Centra Bank, Inc. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three-month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.
Recent Additions
      During the fourth quarter of 2004, Centra opened a full-service banking office at 1750 Earl L. Core Road in the Sabraton area of Morgantown. This facility significantly enhances Centra’s ability to satisfy customers’ banking needs in the Monongalia County market.
      During the fourth quarter of 2004, Centra began construction of a full-service banking facility in South Berkeley, Berkeley County, West Virginia. The expected opening date of this office is the second quarter of 2005. Centra continues to operate a temporary office on an adjacent site and will operate this facility until construction is completed on the permanent site.

Customers and Markets
      Centra’s market areas have a diverse economic structure. Principal industries or employers in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, Federal government, and printing and binding. In addition, tourism, education and other service-related industries are important and growing components of the economy of both markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.
      Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified four areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank, although new loan requests in those areas are more closely scrutinized before approving additional loans in those categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley County, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland and Ohio.
Commercial Loans
      At December 31, 2004, Centra had outstanding approximately $269.9 million in commercial loans, including commercial, commercial real estate, financial and agricultural loans. These loans represented approximately 68% of the total aggregate loan portfolio as of that date.
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
      Centra presents all new loans with an aggregate outstanding balance greater than $100,000 to the board of directors on a monthly basis. If deterioration in credit worthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on non-accrual status.
Consumer Loans
      At December 31, 2004, Centra had outstanding consumer loans in an aggregate amount of approximately $29.2 million or approximately 7% of the aggregate total loan portfolio.
      Lending Practices. Consumer loans generally involve more risk as to collectibility than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the practice of Centra to review its delinquent and nonperforming consumer loans monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. The loan committees are responsible for monitoring performance in this area, and for advising and updating loan personnel.
      Centra offers credit life insurance, health, and accident insurance to all qualified buyers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.
Real Estate Loans
      At December 31, 2004, Centra had approximately $97.9 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 25% of total loans outstanding.
      Lending Practices. Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting. Loans made in this lending category are generally one to five year adjustable rate, fully amortizing mortgages. Centra also originates fixed rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney’s opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, full appraisals are obtained for all loans. Appraisals are obtained from licensed appraisers.
      Home Equity Loans. Home equity lines of credit are generally made as second mortgages by Centra. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Centra will lend up to 100% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 20 year terms, but are subject to review upon request for renewal.
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
Competition
      Centra experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, and overall financial condition. Centra believes that its size and community approach provide flexibility, which enables the bank to offer an array of banking products and services.
      Centra primarily focuses on the Morgantown and Martinsburg markets for its products and services. Management believes Centra has developed a niche and a level of expertise in serving these communities.

      Centra operates under a “needs-based” selling approach that management believes has proven successful in serving the financial needs of most customers. It is not Centra’s strategy to compete solely on the basis of interest rate. Management believes that a focus on customer relationships and service will promote our customers’ continued use of Centra’s financial products and services, and will lead to enhanced revenue opportunities.
Supervision and Regulation
      The following is a summary of certain statutes and regulations affecting Centra and its subsidiaries, and is qualified in its entirety by reference to such statutes and regulations:
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
      On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law that addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The New York Stock Exchange proposed corporate governance rules that were enacted by the Securities and Exchange Commission. The changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and directors, and should not significantly impact Centra.
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
      The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies, and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
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
      International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act). The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c)require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.
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
Capital Requirements
      Federal Reserve Board. The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. For further discussion regarding Centra’s risk-based capital requirements, see Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.
      West Virginia Division of Banking. State banks, such as Centra Bank, are subject to similar capital requirements adopted by the West Virginia Division of Banking.
Limits on Dividends
      Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form  10-K, Centra has $9,259,000 available for dividends at January 1, 2005.
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
      The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets, and the activities of monetary and fiscal authorities, Centra cannot predict future changes in interest rates, credit availability or deposit levels.
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
      With regard to residential real estate lending, management reviews those loans with inherent environmental risk on an individual basis, and makes decisions based on the dollar amount of the loan and the materiality of the specific credit.
      Centra anticipates no material effect on anticipated capital expenditures, earnings or competitive position as a result of compliance with federal, state or local environmental protection laws or regulations.

ITEM 2.	PROPERTIES
      Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive and the Cheat Lake office in Morgantown. Centra Bank also leases its offices on Foxcroft Avenue, Williamsport Pike, and Winchester Avenue in Martinsburg. Rent expense on the leased properties totaled $621,000 in 2004, $518,000 in 2003, and $409,000 in 2002. The main banking office is leased from a Limited Liability Company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $346,000, $297,000, and $218,000 in 2004, 2003, and 2002, respectively.
      Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from “Note 5. Bank Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
      There are no pending legal proceedings to which Centra or its subsidiaries are a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
      Centra’s common shares are not traded on any national exchange.
      The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to Centra’s common shares. The information set forth in the table is based on Centra’s knowledge of certain arm’s-length transactions in the stock. In addition, dividends are subject to the restrictions described in Note 12 to the financial statements.
Quarterly Market and Dividend Information:

	2004		2003

	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$14.09	$0.00	$14.09	$0.00
Third Quarter	14.09	0.00	13.64	0.00
Second Quarter	14.09	0.00	13.64	0.00
First Quarter	14.09	0.00	11.36	0.00
      Centra declared a 10% stock dividend on common shares with a record date of December 15, 2004, payable January 3, 2005. All per share data has been restated to reflect the stock dividend.
      Centra had 828 stockholders of record at December 31, 2004.
      Centra has not initiated any plans to repurchase its stock nor has it repurchased any stock since its formation in 1999.

ITEM 6.	SELECTED FINANCIAL DATA
      The information below has been derived from Centra’s Consolidated Financial Statements. Centra began operations on February 14, 2000.

(Dollars in Thousands, except Ratios and Per Share	2004	2003	2002	2001	2000
Data)
Operating Data
For the year ended:
Total interest income	$20,014	$14,634	$10,566	$7,118	$3,196
Total interest expense	6,846	5,304	4,312	3,662	1,767
Net interest income	13,168	9,330	6,254	3,456	1,429
Provision for loan losses	2,160	2,099	967	793	636
Other income	2,497	2,786	1,529	753	105
Other expense	10,350	8,157	5,891	4,312	2,384
Income tax expense (benefit)	1,151	(104)	—	—	—
Net income (loss)	2,004	1,964	925	(896)	(1,486)

Balance Sheet Data
At year-end:
Total assets	$442,284	$349,833	$266,236	$155,560	$76,794
Investment securities	23,386	22,895	37,170	13,096	23,422
Net loans	390,520	291,468	184,362	117,239	41,783
Total deposits	385,822	302,355	214,868	128,334	62,900
Short-term borrowings	14,507	16,953	24,578	12,551	3,488
Long-term debt	10,000	—	—	—	—
Stockholders’ equity	29,745	27,838	25,871	14,161	10,060

Significant Ratios
Net income (loss) to:
Average total assets	.50%	.64%	.45%	(.81)%	(3.33)%
Average stockholders’ equity	6.98	7.32	4.52	(6.99)	(13.91)
Average stockholders’ equity to average total assets	7.14	8.78	9.98	11.53	23.96
Average total loans to average deposits	99.06	90.66	88.79	89.14	69.78
Risk-based capital ratio	12.09	10.95	15.16	12.92	21.90

Per Share Data
Basic net income (loss) per share	$.79	$.80	$.42	$(.55)	$(1.14)
Diluted net income (loss) per share	.75	.76	.40	(.55)	(1.14)
Cash dividends paid	0.00	0.00	0.00	0.00	0.00
Book value at end of period	11.65	10.91	10.14	8.04	7.62
Basic weighted-average shares outstanding	2,552,506	2,552,506	2,197,397	1,619,500	1,308,157
Diluted weighted-average shares outstanding	2,679,278	2,697,661	2,321,817	1,619,500	1,308,157

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements:
      The following discussion contains statements that refer to future expectations, contains projections of the results of operations or of financial condition, or states other information that is “forward-looking.” “Forward-looking” statements are easily identified by the use of words such as “could,” “anticipate,”

“estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. Centra’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.
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
      In Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for Centra Financial Holdings, Inc. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in Centra’s financial condition and results of operations. We have used accounting principles generally accepted in the United States to prepare the accompanying consolidated financial statements. We engaged Ernst & Young LLP to audit the consolidated financial statements and their independent audit report is included in Item 8 herein.
Introduction
      The following discussion and analysis of the Consolidated Financial Statements of Centra is presented to provide insight into management’s assessment of the financial results and operations of Centra. Centra Bank is the sole operating subsidiary of Centra and all comments, unless otherwise noted, are related to the bank. You should read this discussion and analysis in conjunction with the audited Consolidated Financial Statements and footnotes, and the ratios and statistics contained elsewhere in this Form 10-K.
Application of Critical Accounting Policies
      Centra’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.
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
      The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on portfolio growth, national and local economic conditions, geographic dispersion of the borrowers, trends in the markets served, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Management currently utilizes peer group loss experience factors due to lack of a representative historical loss experience due to the denovo nature of the bank. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.
      Centra recognized income tax expense of $1,151,000 in 2004, an income tax benefit of $104,000 during 2003, and no income tax expense (benefit) prior to 2003. As Centra generated net operating losses for years 2001 and prior, those losses reduced future income tax liabilities. Centra established a valuation allowance that eliminated the tax benefit of the losses from the financial statements until it was recognized through subsequent taxable income. During 2003, Centra utilized the remaining net operating losses carried forward and reversed the valuation allowance. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements.
Recent Accounting Pronouncements and Developments
      Note 1 to the consolidated financial statements discusses new accounting policies adopted by the bank during 2004 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect the bank’s financial condition, results of operations, or liquidity.
Summary Financial Results
      The bank began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. During 2004, Centra opened a full-service banking office in the Sabraton area of Morgantown and began construction of a full-service banking office in the South Berkeley area of Martinsburg. The South Berkeley office will be open for business in the second quarter of 2005. The bank concluded 2004 with total assets of $442.0 million and deposits of $385.8 million.
      Centra earned $2,004,000 in 2004 compared to $1,964,000 in 2003. The earnings equated to a 2004 return on average assets of .50% and a return on average equity of 6.98%, compared to prior year results of .64% and 7.32%, respectively. Basic earnings per share was $.79 in 2004 compared to $.77 in 2003. Diluted earnings per share was $.75 in 2004 compared to $.73 in 2003. The most significant factor in 2004 profitability was the accrual of taxes at a 37% level of $1,151,000 compared to a $104,000 net benefit in 2003.
      While operating in a challenging interest rate environment, the bank achieved a 5.27% yield on earning assets in 2004 compared to 5.03% in 2003. Despite extensive competition, total loans increased to $396.9 million at December 31, 2004, from $295.9 million at December 31, 2003. The bank’s ability to originate quality loans is supported by a minimal delinquency rate, non-accrual loans totaling $359,000, and no other non-performing, classified or renegotiated loans or non-performing assets at December 31, 2004.
      Deposits increased to $385.8 million at December 31, 2004, from $302.4 million at December 31, 2003, due to continued growth in both the Morgantown and Martinsburg markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 2.11% in 2004 compared to 2.17% in 2003. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.48% in 2004 compared to 3.21% in 2003.
      The bank maintained a high-quality, short-term investment portfolio during 2004 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2004 and 2003.
Interest Income and Expense
      Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and term repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest bearing demand deposits and equity.
      Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.48% in 2004 compared to 3.21% in 2003. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets. During the second half of 2004, the Federal Reserve raised interest rates five times for a total increase of 1.25%, which had a positive impact on Centra’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”
      Management continues to analyze methods to deploy Centra’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.
      During 2004, net interest income increased by $3.9 million or 41.1% to $13.2 million in 2004 from $9.3 million in 2003. This increase is largely due to the growth in average earning assets, primarily $111.6 million in loans. Average total earning assets were $381.0 million in 2004 compared to $291.6 million in 2003. Average total loans grew to $349.8 million in 2004 from $236.2 million in 2003. Primarily as a result of this growth, total interest income increased by $5.4 million, or 36.8%, to $20.0 million in 2004 from $14.6 million in 2003. Average interest-bearing liabilities, mainly deposits, likewise increased in 2004 by $80.0 million. Average interest-bearing deposits grew to $306.8 million in 2004 from $227.6 million in 2003. Primarily as a result of this growth, total interest expense increased by $1.5 million, or 29.1%, to $6.8 million in 2004 from $5.3 million in 2003.
      The combined growth in the volume of earning assets during 2004 and the recent rate increases by the Federal Reserve resulted in the yield on earning assets increasing to 5.27% in 2004 from 5.03% in 2003. This increase occurred in each major earning asset category on the balance sheet including net loans. Centra’s investment portfolio yield increased to 2.02% during 2004 from 1.65% in 2003. Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.
      The cost of interest-bearing liabilities decreased to 2.11% in 2004 from 2.17% in 2003. This decline is primarily a result of the lower interest rates paid on deposit products.

      Centra utilized $10,000,000 in trust preferred securities (see note 8) as an additional funding source in 2004. This long-term debt had an effective weighted average rate of 4.31% in 2004 and interest expense was $121,000.
Statistical Financial Information Regarding Centra
      The following tables provide further information about Centra’s interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2004			2003

			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in Thousands)
Securities(1)(4):
Taxable	$22,678	$457	2.02%	$30,737	$508	1.65%
Tax-exempt	37	2	6.38
Loans (2)(3)(4):
Commercial	243,788	13,014	5.34%	170,102	9,269	5.45%
Real estate	80,169	4,432	5.53%	47,462	2,857	6.02%
Consumer	25,880	1,905	7.36%	18,659	1,493	8.00%
Allowance for loan losses	(5,276)			(3,298)

Net loans	344,561	19,351	5.62%	232,925	13,619	5.85%
Loans held for sale	1,866	112	5.98%	6,490	295	4.55%
Short-term investments:
Interest-bearing deposits	1,219	33	2.74%	961	24	2.54%
Federal funds sold	10,591	130	1.22%	20,456	223	1.09%

Total	11,810	163	1.38%	21,417	247	1.15%

Total earning assets	380,952	20,085	5.27%	291,569	14,669	5.03%
Other assets	20,950			14,243

Total assets	$401,902			$305,812

Interest-bearing deposits:
Savings	$12,705	84	0.66%	$8,464	64	0.75%
Demand	97,219	926	0.95%	75,188	712	0.95%
Time	196,919	5,599	2.84%	143,996	4,450	3.09%

Total	306,843	6,609	2.15%	227,648	5,226	2.30%
Short-term borrowed funds	15,217	116	.77%	17,243	78	.45%
Long-term debt	2,814	121	4.31%

Total interest-bearing liabilities	324,874	6,846	2.11%	244,891	5,304	2.17%

Noninterest-bearing demand deposits	46,327			32,910
Other liabilities	1,988			1,166

Total liabilities	373,189			278,967
Stockholders’ equity	28,713			26,845

Total liabilities and stockholders’ equity	$401,902			$305,812

Interest rate spread		$13,239	3.16%		$9,365	2.86%

Interest income/earning assets			5.27%			5.03%
Interest expense/earning assets			1.79%			1.82%

Net yield on earning assets (net interest margin)			3.48%			3.21%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2004 were $260 and $331 in 2003.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	For 2004 and 2003, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.
Average Balances and Analysis of Net Interest Income:

	2002

			Average
	Average	Income/	Yield/
	Balance	Expense	Rate
(Dollars in Thousands)
Securities(1):
Taxable	$23,681	$499	2.11%
Loans(2):
Commercial	101,703	6,142	6.04%
Real estate	36,060	2,395	6.64%
Consumer	12,095	1,057	8.74%
Allowance for loan losses	(1,816)

Net loans	148,042	9,594	6.48%
Loans held for sale	3,988	168	4.21%
Short-term investments:
Interest-bearing deposits	1,180	32	2.74%
Federal funds sold	17,511	273	1.56%

Total	18,691	305	1.63%

Total earning assets	194,402	10,566	5.44%
Other assets	10,447

Total assets	$204,849

Interest-bearing deposits:
Savings	$4,811	$60	1.25%
Demand	56,649	812	1.43%
Time	84,871	3,322	3.91%

Total	146,331	4,194	2.87%
Short-term borrowed funds	14,893	118	.79%

Total interest-bearing liabilities	161,224	4,312	2.67%

Noninterest-bearing demand deposits	22,444
Other liabilities	727

Total liabilities	184,395
Stockholders’ equity	20,454

Total liabilities and stockholders’ equity	$204,849

Interest rate spread		$6,254	2.77%

Interest income/earning assets			5.44%
Interest expense/earning assets			2.22%

Net yield on earning assets (net interest margin)			3.22%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2002 were $211.
Rate/Volume Analysis of Changes in Interest Income and Expense:

	2004 vs. 2003
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in Thousands)
Interest earning assets:
Loan portfolio:
Commercial	$3,938	$(193)	$3,745
Real estate	1,824	(249)	1,575
Consumer	540	(128)	412

Net loans	6,302	(570)	5,732
Loans held for sale	(255)	72	(183)
Securities:
Taxable	(150)	99	(51)
Tax-exempt	2	—	2

Total securities	(148)	99	(49)
Federal funds sold and other	(126)	42	(84)

Total interest-earning assets	$5,773	$(357)	$5,416

Interest-bearing liabilities:
Savings deposits	$29	$(9)	$20
Interest-bearing demand deposits	210	4	214
Time deposits	1,529	(380)	1,149
Short-term borrowings	(10)	48	38
Long-term debt	121	—	121

Total interest-bearing liabilities	$1,879	$(337)	$1,542

Net interest income	$3,894	$(20)	$3,874

	2003 vs. 2002
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in Thousands)
Interest-earning assets:
Loan portfolio:
Commercial	$3,778	$(651)	$3,127
Real estate	702	(240)	462
Consumer	531	(95)	436

Net loans	5,011	(986)	4,025
Loans held for sale	113	14	127
Securities:
Taxable	133	(124)	9
Federal funds sold and other	40	(98)	(58)

Total interest-earning assets	$5,297	$(1,194)	$4,103

	2003 vs. 2002
	Increase (Decrease)
	Due to Change In:

	Volume (1)	Rate (1)	Net
(Dollars in Thousands)
Interest-bearing liabilities:
Savings deposits	$35	$(31)	$4
Interest-bearing demand deposits	221	(321)	(100)
Time deposits	1,942	(814)	1,128
Short-term borrowings	16	(56)	(40)

Total interest-bearing liabilities	$2,214	$(1,222)	$992

Net interest income	$3,083	$28	$3,111

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Provision for Loan Losses
      In 2004, Centra recorded a provision for loan losses of $2,160,000 compared to $2,099,000 in 2003. Due to the start-up nature of the bank, arriving at an appropriate allowance involves a high degree of management judgment. In exercising this judgment, management considers numerous internal and external factors including, but not limited to, portfolio growth, national and local economic conditions, geographic dispersion of the borrowers, trends in the markets served, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Further analysis can be found later in this discussion under “Allowance for Loan Losses.”
Non-Interest Income
      Fees related to real estate loans sold in the secondary market, deposit accounts and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $2,497,000 in 2004 compared to $2,786,000 in 2003. This decrease is related to the reduced level of income earned from selling real estate loans in the secondary market. With the interest rate increases that occurred during 2004, the volume of borrowers obtaining mortgage loans and refinancing their existing mortgage loans was reduced considerably. With that reduction in volume, Centra recognized less fees from the reduced number of transactions. However, increases in service charges on deposits, other service charges and fees, and other income mitigated the decline ($748,000) in secondary market income for the year.
      Service charges on deposit accounts increased to $865,000 in 2004 from $654,000 in 2003. This growth resulted from the overall growth in deposit accounts and deposit- related activity.
      Other service charges and fees increased to $674,000 in 2004 from $472,000 in 2003. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.
      Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra recognized $815,000 as fees from selling those loans during 2004 compared to $1,563,000 of such fees in 2003. The dramatic decrease resulted from mortgage rates rising in 2004 and a significant decrease in the high volume of refinancing. Approximately $58 million of loans were sold in 2004 compared to approximately $94 million in 2003. Management anticipates that the total loans originated and sold will stabilize in 2005 at a lesser volume than experienced in 2004.
      Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense
      In 2004, total non-interest expense reached $10.4 million compared to $8.2 million in 2003. The level of non-interest costs incurred is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.
      Salaries and benefits expense totaled $4.8 million in 2004 compared to $3.9 million in 2003. Salaries and benefits expense reflects Centra’s commitment to provide high quality customer service utilizing cutting edge technology. At December 31, 2004, Centra had 111 full-time equivalent employees compared to 98 full-time equivalent employees at December 31, 2003, which represents a 13% growth. This increase relates to the addition of customer service and operations personnel to support growth and staffing for the new offices in 2003 and 2004. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.
      Occupancy expense totaled $969,000 in 2004 compared to $819,000 in 2003. This increase is predominantly due to the leasing of two additional office locations in 2004 and additional office space at the Suncrest location. Included in these totals is depreciation expense of $101,000 in 2004 and $77,000 in 2003. Lease expense totaled $621,000 in 2004 compared to $518,000 in 2003.
      Equipment expense totaled $1,076,000 in 2004 compared to $778,000 in 2003. Depreciation expense on furniture, fixtures, and equipment constituted $660,000 in 2004 compared to $522,000 in 2003. Equipment depreciation reflects Centra’s commitment to technology and the addition of equipment related to the branch openings in 2003 and 2004. Included in 2004 results are losses on the disposal of various computer and other equipment of $101,000.
      Advertising costs totaled $553,000 in 2004 compared to $395,000 in 2003. Total costs reflect the marketing of the bank’s products and the marketing of the newly opened Sabraton area office in Monongalia County. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.
      Professional fees totaled $403,000 in 2004 compared to $212,000 in 2003. This increase is commensurate with the overall growth and complexity of the bank.
      Data processing costs totaled $864,000 in 2004 compared to $621,000 in 2003. This increase is related to the overall account and transaction growth of the bank and additional banking locations.
      Other expense increased to $1,726,000 in 2004 from $1,424,000 in 2003. The primary components of growth in this area are increased courier costs, stationery and supplies, and other outside services.
      Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income) as a key indicator of performance. Centra’s efficiency ratio was 66.1% in 2004 compared to 67.3% in 2003. This improvement resulted in net interest income and non-interest income growing at a more rapid pace than non-interest expenses. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.
2003 compared to 2002
      Net interest income increased by $3.0 million when comparing 2003 with 2002 results. This increase is largely due to growth in average earning assets, primarily loans, of $84.9 million in 2003. Average interest-bearing liabilities, mainly deposits, increased by $83.7 million in 2003. This increase was predominantly due to an increase in average interest-bearing deposits of $81.3 million.
      The provision for loan losses was $2,099,000 in 2003 compared to $967,000 in 2002. This increase is predominantly due to the growth in total loans.

      Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts and electronic banking services. Non-interest income was $2,786,000 in 2003 compared to $1,529,000 in 2002. This increase is due to a significant increase in secondary market income and the aforementioned growth in deposits during 2003 as the bank continued to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.
      Centra originates long-term, fixed rate or non-conforming mortgage loans and sells them on the secondary market, servicing released. Centra recognized $1,563,000 as fees from selling those loans during 2003 compared to $757,000 of such fees in 2002. The increase resulted from lower mortgage rates in 2003 and the high volume of loans sold in 2003. Loans sold in 2003 approximated $93.9 million compared to $26.5 million in 2002.
      Non-interest expense reached $8.2 million in 2003 compared to $5.9 million in 2002. This increase is representative of a start-up bank in the early years of operations and includes a full year’s expenses associated with opening several banking offices in 2002.
Income Taxes
      Centra incurred income tax expense of $1,151,000 in 2004 and $652,000 in 2003. However, the 2003 expense was fully offset by reversal of the valuation allowance that was recognized against deferred tax assets in prior years. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets was more likely than not, and, therefore, the valuation allowance was reversed. Including reversal of the valuation allowance, Centra recorded an income tax benefit of $104,000 in 2003.
      Centra recorded no income tax expense in 2002 or in prior years as a result of establishing a valuation allowance against deferred tax assets in those years.
Return on Assets
      Centra’s return on average assets was .50% in 2004, .64% in 2003 and .45% in 2002. The trend in these ratios reflects the commitment that start-up financial institutions must endure as they attempt to attain critical mass to support their infrastructure and as they grow the interest earning asset base. The 2004 return of .50% was after incurring $1.2 of income taxes compared to a net tax benefit of $(104,000) in 2003.
Return on Equity
      Centra’s return on average stockholders’ equity (“ROE”) was 6.98% in 2004, 7.32% in 2003 and 4.52% in 2002. These returns also reflect Centra’s start-up nature and the movement towards improving profitability.
      The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the consolidated financial statements included in Item 8 herein.
Overview of the Statement of Condition
      Centra’s balance sheet at December 31, 2004 changed significantly in comparison to December 31, 2003. This change was primarily due to exceptional loan and deposit growth in 2004. Total assets grew to $442.3 million at December 31, 2004 from $349.7 million at December 31, 2003. The majority of the asset growth was a result of an increase in total loans of $101.0 million in 2004. This growth in loans was primarily funded by increases in all categories of deposits. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.
      Deposits grew to $385.8 million at December 31, 2004, an increase of $83.5 million from December 31, 2003. Short-term borrowings decreased $2.4 million to $14.5 million as of December 31, 2004.

      Stockholders’ equity increased approximately $1.9 million in 2004 due to the net income recognized for 2004 of $2.0 million and a change in accumulated other comprehensive income of $(95,000).
Cash and Cash Equivalents
      Centra’s cash and cash equivalents totaled $13.3 million at December 31, 2004, compared to $23.7 million at December 31, 2003, a decrease of $10.4 million. This decrease resulted from an increase in outstanding loans in 2004 due to significant loan growth in the Monongalia and Berkeley County markets.
      Management believes the current balance of cash and cash equivalents adequately serves Centra’s liquidity and performance needs. Total cash and cash equivalents fluctuate on a daily basis due to transactions in process and other liquidity demands. Management believes the liquidity needs of Centra are satisfied by the current balance of cash and cash equivalents, readily available access to traditional and nontraditional funding sources, and the portions of the investment and loan portfolios that mature within one year. These sources of funds should enable Centra to meet cash obligations as they come due.
Investment Securities
      Investment securities totaled $23.4 million at December 31, 2004, compared to $22.9 million at December 31, 2003. Government-sponsored agency securities comprise the majority of the portfolio.
      All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2004, the amortized cost of Centra’s investment securities totaled $23.4 million, resulting in unrealized depreciation in the investment portfolio of $63,000.
      Management monitors the earnings performance and liquidity of the investment portfolio on a regular basis through Asset/Liability Committee (“ALCO”) meetings. The group also monitors net interest income, sets pricing guidelines, and manages interest rate risk for Centra. Through active balance sheet management and analysis of the investment securities portfolio, Centra maintains sufficient liquidity to satisfy depositor requirements and the various credit needs of its customers. Management believes the risk characteristics inherent in the investment portfolio are acceptable based on these parameters.
Loans
      Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Loans totaled $396.9 million as of December 31, 2004, compared to $295.9 million at December 31, 2003.
      Centra experienced significant loan growth during 2004 in commercial and all other loan classifications. At December 31, 2004, commercial loans totaled 68% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $269.9 million at December 31, 2004, compared to $211.7 million at December 31, 2003. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2005, although new banking entities entering the markets being served by Centra will exert additional pressure on loan origination efforts. In addition to the anticipated additional in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.
      Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 25% of Centra’s total loan portfolio. Real estate mortgage loans totaled $97.8 million at December 31, 2004, compared to $61.4 million at December 31, 2003.

      Included in real estate loans are home equity credit lines totaling $34.7 million at December 31,2004, compared to $25.1 million at December 31, 2003. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.
      Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2004, consumer loan balances totaled $29.2 million compared to $22.8 million at December 31, 2003. Centra’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.
      The following table provides additional information about Centra’s loans:
Loan Maturities:

	December 31, 2004
(Dollars in Thousands)
		Due in
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
Loan Type	or Less	Years	Years	Total

Commercial loans:
Fixed	$5,931	$12,861	$23,192	$41,984
Variable	193,115	34,764	—	227,879

	199,046	47,625	23,192	269,863
Real estate loans:
Fixed	4,058	4,979	38,356	47,393
Variable	47,237	3,244	—	50,481

	51,295	8,223	38,356	97,874
Consumer loans:
Fixed	2,555	7,001	19,004	28,560
Variable	606	11	—	617

	3,161	7,012	19,004	29,177

Total	$253,502	$62,860	$80,552	$396,914

      The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Portfolio Analysis:

	2004	2003	2002	2001	2000
(Dollars in Thousands)
Year-end balances:
Commercial, financial and agricultural	$269,863	$211,688	$128,858	$81,557	$30,728
Real estate	90,458	56,620	38,675	22,414	7,817
Real estate construction	7,416	4,776	4,133	5,304	1,090
Consumer	29,177	22,841	15,071	9,390	2,784

Total	$396,914	$295,925	$186,737	$118,665	$42,419

Average total loans	$349,837	$236,223	$149,858	$79,863	$22,184
Average allowance for loan losses	(5,276)	(3,298)	(1,816)	(1,082)	(329)

Average loans, net of allowance	$344,561	$232,925	$148,042	$78,781	$21,855

Loan Concentration
      At December 31, 2004, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing and general contracting industry, convenience stores, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.
Allowance for Loan Losses
      Management continually monitors the loan portfolio through its Senior Loan and Regional Loan Committees to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses, and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. Due to the absence of losses to date, the bank utilizes historical loss factors comparable to peer banks operating in our geographic lending area. Centra selects its peer banks based upon institutions that have a high concentration of commercial loans similar to Centra’s portfolio. This commercial concentration requires additional consideration in establishing the allowance for loan losses. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative and quantitative criteria, including the size of the loan and loan grades below a predetermined level.
      The results of this analysis at December 31, 2004, indicate that the allowance for loan losses is considered adequate to absorb losses inherent in the portfolio.
      Centra incurred charge-offs totaling $223,000 in 2004 and $17,000 in 2003. Centra had non-accrual loans totaling $359,000 at December 31, 2004, and $464,000 at December 31, 2003. Centra had no other non-performing assets or other real estate owned as of December 31, 2004 or 2003. As of December 31, 2004, Centra had delinquent loans of $560,000 and $45,000 as of December 31, 2003.

      During 2004, Centra recorded a provision for loan losses of $2,160,000 compared to $2,099,000 in 2003. Total charge-offs represented .06% of average loans outstanding. Activity in the allowance for loan losses follows:

	2004	2003	2002	2001	2000

Balance, January 1	$4,457	$2,375	$1,426	$636	$—
Provision	2,160	2,099	967	793	636
Charge-offs	227	17	18	3	—
Recoveries	4	—	—	—	—

Net charge-offs	223	17	18	3	—

Balance, December 31	$6,394	$4,457	$2,375	$1,426	$636

Ratio of net charge-offs to average loans	.06%	.01%	.01%	—	—

      The following table reflects the allocation of the allowance for loan losses as of December 31:

	2004	2003	2002	2001	2000
(Dollars in Thousands)
Allocation of allowance for loan losses at December 31:
Commercial	$4,847	$3,944	$2,099	$1,271	$605
Real estate	983	252	156	50	17
Real estate construction	80	15	15	30	2
Consumer	484	246	105	75	12

Total	$6,394	$4,457	$2,375	$1,426	$636

Percent of loans to total loans at December 31:
Commercial	68%	71%	69%	69%	72%
Real estate	23	19	21	19	18
Real estate construction	2	2	2	4	3
Consumer	7	8	8	8	7

Total	100%	100%	100%	100%	100%

      Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, and collectibility is no longer in doubt, the loan is returned to accrual status.
      Total non-performing assets were $359,000 at December 31, 2004, compared with $464,000 at December 31, 2003, and represent .09% and .16%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

	2004	2003	2002	2001	2000
(Dollars in Thousands)
Non-accrual loans
Commercial	$358	$455	$—	$—	$—
Real estate	—	—	14	—	—
Consumer	1	9	—	—	—

Total non-accrual loans	359	464	14	—	—
Renegotiated loans	—	—	—	—	—

Total non-performing loans	359	464	14	—	—
Other real estate, net	—	—	—	—	—

Total non-performing assets	$359	$464	$14	$—	$—

Accruing loans past due 90 days or more	—	—	—	—	—

Non-performing loans as a % of total loans	.09%	.16%	.01%	—	—
Allowance for loan losses as a % of non-performing loans	1,681%	961%	16,964%	—	—
      The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $36,000. Amounts actually collected and recorded as interest income for these loans were $18,000.
Funding Sources
      Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $385.8 million, or 94.0% of Centra’s funding sources at December 31, 2004.
      Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2004, non-interest-bearing balances totaled $54.6 million compared to $39.3 million at December 31, 2003. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
      Interest-bearing deposits totaled $331.3 million at December 31, 2004, compared to $263.1 million at December 31, 2003. On a percentage basis, non-interest bearing deposits were the largest growth component of Centra’s deposits. Average interest-bearing liabilities were $324.9 million during 2004 compared to $244.9 million during 2003. Average non-interest bearing liabilities totaled $46.3 million during 2004 compared to $32.9 million during 2003. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.
Maturities of Certificates of Deposit $100,000 or More:

	2004	2003	2002
(Dollars in Thousands)
Under 3 months	$64,893	$36,489	$26,313
3 to 12 months	29,888	24,540	10,865
Over 12 months	112,297	30,545	22,357

Total	$207,078	$91,574	$59,535

      Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2004, short-term borrowings totaled $14.5 million compared to $17.0 million in 2003.
Capital/ Stockholders’ Equity
      During the year ended December 31, 2004, stockholders’ equity increased approximately $1.9 million (or 6.9%) to $29.7 million. This increase resulted primarily from Centra’s $2.0 million net income for the year less the change in accumulated other comprehensive income of $(95,000). Centra paid no cash dividends during 2004 or 2003, but did declare a 10% stock dividend on November 19, 2004 with a record date of December 15, 2004 and a payable date of January 3, 2005.
      At December 31, 2004, accumulated other comprehensive income totaled $(38,000), a decrease of $95,000 from December 31, 2003. This represents net unrealized losses on available-for-sale securities, net of income taxes, at December 31, 2004. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
      In September 2004, Centra issued $10 million in trust preferred securities that qualify as Tier 2 capital for regulatory purposes. The securities bear a variable interest rate of 2.29% over the three-month LIBOR rate or 4.80% as of December 31, 2004. The proceeds of the offering were used for general corporate purposes, including providing capital to its subsidiary bank, Centra Bank, Inc.
      Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2004, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 12.09% at December 31, 2004, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 10.84% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2004, was 8.78% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.
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
      The ALCO believes that it is beneficial to monitor interest rate risk for both the short-and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of December 31, 2004 for declining rate scenarios with a forecasted decline in excess of 1% in rates. Centra has plans in place to impact net interest income in the event such interest rate changes occur. Management believes that the probability of rates declining in excess of 1% in the existing market is remote. During each of the forecasted declining rate scenarios, deposit rates cannot decline the full amount of the projected decrease due to reaching the floor of zero. The interest earning asset portion of the balance sheet continues to generate reduced interest income, thereby generating net interest income at risk higher than current policy guidelines in the declining rate scenarios with changes in excess of 1%. ALCO has discussed these scenarios and will continue to monitor the interest rate environment. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

	2004		2003
Immediate	Estimated Increase		Estimated Increase
Interest Rate Change	(Decrease) in Net		(Decrease) in Net
(in Basis Points)	Interest Income		Interest Income

	(Dollars in Thousands)
300	$818	4.7%	$1,030	8.5%
200	549	3.1	775	6.4
100	282	1.6	469	3.9
-100	(754)	(4.3)	(1,739)	(14.4)
      During 2004, Centra’s change in net interest income related to interest rate changes of 1% increments was smaller than the changes noted in 2003. This is a result of Centra managing the interest-earning assets and interest-bearing liabilities during 2004, and reflects an entity that is positioned to profitably operate during various interest rate cycles.

Liquidity
      Maintenance of a sufficient level of liquidity is a primary objective of the ALCO. Liquidity, as defined by the ALCO, is the ability to meet anticipated operating cash needs, loan demand, and deposit withdrawals, without incurring a sustained negative impact on net interest income. It is Centra’s practice to manage liquidity so that there is no need to make unplanned sales of assets or to borrow funds under emergency conditions.
      The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2004, cash provided by financing activities totaled $91.0 million, while outflows from investing activities totaled $104.4 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.
      Substantially all of Centra’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation in the same manner as companies in capital-intensive industries. During a period of rising prices, a net monetary asset position results in loss in purchasing power, and conversely, a net monetary liability position results in an increase in purchasing power. In banks, monetary assets typically exceed monetary liabilities and, therefore, as prices have increased over the past year, financial institutions experienced a modest decline in the purchasing power of their assets.
      Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
      Centra has various financial obligations, including contractual obligations and commitments, that may require future cash payments.
      The following table details the amounts and expected maturities of significant commitments as of December 31, 2004. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One to	Three to
	One Year	Three	Five	Over Five
	or Less	Years	Years	Years	Total
(Dollars in Thousands)
Commitments to extend credit:
Commercial	$30,079	$6	$13	$1,333	$31,431
Residential real estate	28,379	155	—	685	29,219
Revolving home equity lines	—	—	—	26,300	26,300
Standby letters of credit	7,555	—	—	—	7,555
Net commitments to sell mortgage loans	1,285	—	—	—	1,285
      Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

      The following table presents, as of December 31, 2004, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

		Payments Due In

		One to	Three to
	One Year	Three	Five	Over Five
	or Less	Years	Years	Years	Total
(Dollars in Thousands)
Deposits without a stated maturity(a)	$178,744	$—	$—	$—	$178,744
Consumer certificates of deposits(b)(c)	94,781	56,149	56,149	—	207,078
Federal funds borrowed and security repurchase agreements(b)	14,507	—	—	—	14,507
Borrowed funds(b)	700	—	—	—	700
Long-term debt(b)	480	960	960	21,868	24,268
Operating leases	524	720	696	3,144	5,084

(a)	Excludes interest.

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2004. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
      Centra’s operating lease obligations represent short, and long-term lease and rental payments for facilities, certain software and data processing and other equipment. See further discussion in Note 5.
      Centra also has obligations under its supplemental retirement agreements with key executive officers. The cost for these agreements are being accrued over the period of active service of the executives. See further discussion in Note 14.
Fourth Quarter
      Centra’s fourth quarter net income was $690,000 in 2004 compared to $618,000 in the fourth quarter of 2003. This equated to basic earnings per share, on a quarterly basis, of $.27 in 2004 and $.24 in 2003. Diluted earnings per share for the fourth quarter of 2004 and 2003 was $.26 and $.23, respectively. Net interest income increased in each quarter during 2004 and was $3.9 million in the fourth quarter of 2004 compared to $2.7 million in 2003. Non-interest income increased in the fourth quarter and was $698,000 in the fourth quarter of 2004 compared to $632,000 in 2003. Non-interest expense increased to $2.9 million for the fourth quarter of 2004 from $2.2 million in 2003. This increase was due to increased staffing and operational costs associated with the opening and operation of two banking offices in the latter part of 2003, and the Sabraton office in 2004, and costs associated with Centra’s expanding customer base. In addition, Centra recorded income tax expense of $421,000 in the fourth quarter of 2004 compared to an income tax benefit of $104,000 in the fourth quarter of 2003.
Future Outlook
      The bank’s results of operations represent the growth stages of a de novo banking institution. Due to our branch openings in 2004 and continued customer acceptance of our customer service commitment, Centra has become a strong competitor in the markets that it serves, and the growth in 2004 resulted in a continuation of the profitability that was achieved in prior quarters. Centra will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology.
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
      Please refer to pages 24-26 in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      No response required.

ITEM 9A.	CONTROLS AND PROCEDURES
      The company’s management, with the participation of the company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the company’s disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the company’s chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective as of December 31, 2004.
      There were no significant changes in the company’s internal controls over financial reporting during the fourth quarter of 2004.
ITEM 9B.     OTHER INFORMATION
      None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31

	2004	2003
(Dollars in Thousands, except Per Share Data)
Assets
Cash and cash equivalents	$9,632	$8,180
Interest-bearing deposits in other banks	1,569	997
Federal funds sold	2,144	14,574

Total cash and cash equivalents	13,345	23,751
Available-for-sale securities, at estimated fair value (amortized cost of $23,449 in 2004 and $22,800 in 2003)	23,386	22,895
Loans	396,914	295,925
Allowance for loan losses	(6,394)	(4,457)

Net loans	390,520	291,468
Premises and equipment	7,098	5,654
Loans held for sale	1,285	756
Other assets	6,650	5,309

Total assets	$442,284	$349,833

Liabilities
Deposits
Non-interest bearing	$54,559	$39,259
Interest bearing	331,263	263,096

Total deposits	385,822	302,355
Short-term borrowings	14,507	16,953
Long-term debt	10,000	—
Other liabilities	2,210	2,687

Total liabilities	412,539	321,995
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,552,506 and 2,320,550 issued and outstanding on December 31, 2004 and 2003, respectively	2,552	2,320
Additional paid-in capital	25,185	25,419
Accumulated earnings	2,046	42
Accumulated other comprehensive (loss) income	(38)	57

Total stockholders’ equity	29,745	27,838

Total liabilities and stockholders’ equity	$442,284	$349,833

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31

	2004	2003	2002
(Dollars in Thousands, except Per Share Data)
Interest income:
Loans, including fees	$19,280	$13,584	$9,594
Loans held for sale	112	295	168
Securities available-for-sale	459	508	499
Interest-bearing bank balances	33	24	32
Federal funds sold	130	223	273

Total interest income	20,014	14,634	10,566
Interest expense:
Deposits	6,609	5,226	4,194
Short-term borrowings	116	78	118
Long-term debt	121	—	—

Total interest expense	6,846	5,304	4,312

Net interest income	13,168	9,330	6,254
Provision for loan losses	2,160	2,099	967

Net interest income after provision for loan losses	11,008	7,231	5,287
Other income:
Service charges on deposit accounts	865	654	420
Other service charges and fees	674	472	304
Secondary market income	815	1,563	757
Other	143	97	48

Total other income	2,497	2,786	1,529
Other expense:
Salaries and employee benefits	4,759	3,908	2,715
Occupancy expense	969	819	618
Equipment expense	1,076	778	600
Advertising	553	395	249
Professional fees	403	212	140
Data processing	864	621	408
Other	1,726	1,424	1,161

Total other expense	10,350	8,157	5,891

Net income before income tax (benefit)	3,155	1,860	925
Income tax expense (benefit)	1,151	(104)	—

Net income	$2,004	$1,964	$925

Basic earnings per share	$.79	$.77	$.42
Diluted earnings per share	$.75	$.73	$.40
Basic weighted-average shares outstanding	2,552,506	2,552,506	2,197,397
Diluted weighted-average shares outstanding	2,679,278	2,697,661	2,321,817
See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-In	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income(Loss)	Total
(Dollars in Thousands)
Balance, January 1, 2002	$1,600	$15,405	$(2,847)	$3	$14,161
Issuance of common stock	720	10,014	—	—	10,734
Comprehensive income:
Net income	—	—	925	—	925
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	51	51

Total comprehensive income					976

Balance, December 31, 2002	2,320	25,419	(1,922)	54	25,871
Issuance of common stock	—	—	—	—	—
Comprehensive income:
Net income	—	—	1,964	—	1,964
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	—	—	—	3	3

Total comprehensive income					1,967

Balance, December 31, 2003	2,320	25,419	42	57	27,838
10% stock dividend in the form of a stock split	232	(234)			(2)
Comprehensive income:
Net income	—	—	2,004	—	2,004
Other comprehensive (loss):
Unrealized loss on available-for-sale securities, net of income taxes of $63	—	—	—	(95)	(95)

Total comprehensive income					1,909

Balance, December 31, 2004	$2,552	$25,185	$2,046	$(38)	$29,745

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002
(Dollars in Thousands)
Operating activities:
Net income	$2,004	$1,964	$925
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(11)	(169)	(312)
Amortization of premiums on securities	178	300	9
Provision for loan losses	2,160	2,099	967
Deferred income tax (benefit)	(770)	(104)	—
Depreciation	761	599	477
Loss on disposal of premises and equipment	101	—	—
Loans originated for sale	(57,354)	(85,828)	(27,723)
Proceeds from loans sold	57,589	93,866	26,505
Gain on sale of loans	(764)	(1,477)	(757)
(Decrease) increase in other liabilities	(477)	1,643	406
Increase in other assets	(390)	(1,638)	(317)

Net cash provided by operating activities	3,027	11,255	180
Investing activities:
Purchases of premises and equipment	(2,630)	(2,234)	(677)
Retirement of premises and equipment	324	—	—
Purchases of life insurance	(118)	(129)	(836)
Purchases of available-for-sale securities	(28,087)	(24,854)	(86,769)
Sales and maturities of available-for-sale securities	27,271	39,038	63,049
Net increase in loans made to customers	(101,212)	(109,205)	(68,090)

Net cash used in investing activities	(104,452)	(97,384)	(93,323)
Financing activities:
Net increase in deposits	83,467	87,487	86,533
Net (decrease) increase in securities sold under agreement to repurchase	(2,446)	(7,625)	12,027
Proceeds of long-term debt issuance	10,000	—	—
Proceeds of stock offering	—	—	10,734
Payments representing fractional shares	(2)	—	—

Net cash provided by financing activities	91,019	79,862	109,294

(Decrease) increase in cash and cash equivalents	(10,406)	(6,267)	16,151
Cash and cash equivalents — beginning of period	23,751	30,018	13,867

Cash and cash equivalents — end of period	$13,345	$23,751	$30,018

Supplemental cash flow information:
Interest paid	$6,693	$5,189	$4,257
Income taxes paid	$2,963	$39	$—
See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements

1.	Summary of Significant Accounting Policies
      The accounting and reporting policies of Centra Financial Holdings, Inc. and Subsidiaries (“Centra”) conform to accounting principles generally accepted in the United States and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. Centra’s business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
      Certain prior period amounts have been reclassified to conform with the current period presentation. There was no impact to stockholders’ equity or net income.
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
      Loans are designated as non-performing when either principal or interest payments are 90 days or more past due, unless those loans are in the process of collection and, in management’s opinion, have a net realizable value of collateral that exceeds the principal and accrued interest. When a loan is placed on non-accrual status, interest accruals are discontinued, previously accrued interest recognized in income in the current year is reversed and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.
      Consistent with Centra’s existing method of income recognition for loans, interest income on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. Centra’s method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash basis or apply the cash receipt to principal when the ultimate collectibility of principal is in doubt.

Allowance for Loan Losses
      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Management’s determination of the adequacy of the allowance for loan losses is based on a quarterly evaluation of the portfolio, historical loan loss experience of peer banks, peer group comparisons, current national and local economic conditions, volume, growth, and composition of the portfolio, geographic dispersion of the borrowers, and other relevant risk factors. This evaluation is inherently subjective and it requires material estimates, including estimated losses on pools of loans grouped by similar risk characteristics based on historical loss experience of peers and consideration of current economic conditions, that may be susceptible to significant change. Increases to the allowance for estimated credit losses are made by charges to the provision for loan losses. Loans that would be determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.
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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Advertising Expense
      Advertising costs are generally expensed as incurred.

Income Taxes
      Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to reverse.

Stock Based Compensation
      Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair-value method, pro forma net income for the years ended December 31, 2004, 2003 and 2002 would have been as follows:

	Year Ended December 31,

	2004	2003	2002
(Dollars in Thousands, except Per Share Data)
Net income as reported	$2,004	$1,964	$925
Stock based compensation using fair value method	(239)	(400)	(241)

Pro forma net income	$1,765	$1,564	$684

Basic earnings per share as reported	$.79	$.77	$.42
Diluted earnings per share as reported	$.75	$.73	$.40
Proforma basic earnings per share	$.69	$.61	$.31
Proforma diluted earnings per share	$.66	$.58	$.29
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share
      Basic earnings per share is determined by dividing net income by the weighted average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 126,772 shares in 2004 and 145,155 shares in 2003.

Stock Dividend in the Form of a Stock Split
      On November 19, 2004, Centra’s Board of Directors authorized a 10% stock dividend in the form of a stock split to shareholders of record December 15, 2004. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities
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

Meaning of Other Than Temporary Impairment
      In March 2004, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) released Issue 03-01, Meaning of Other Than Temporary Impairment, which addressed other-than-temporary impairment for certain debt and equity investments.
      The recognition and measurement requirements of Issue 03-01, and other disclosure requirements not already implemented, were effective for periods beginning after June 15, 2004. In September 2004, the FASB staff issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSB requires the application of pre-existing “other-than-temporary” guidance during the period of delay until a final consensus is reached. Management does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations, or liquidity.

Loan Commitments
      On March 9, 2004, the SEC issued Staff Accounting Bulletin 105 (SAB 105), Application of Accounting Principles to Loan Commitment stating that the fair value of loan commitments is to be accounted for as a derivative instrument under SFAS 133, but the valuation of such commitment should not consider expected future cash flows related to servicing of the future loan. Compliance with this Staff Accounting Bulletin did not have a material impact on financial condition, the results of operations, or liquidity.

Exchanges of Nonmonetary Assets
      In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged and more broadly provides for exceptions regarding exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard is not expected to have a material impact on financial condition, results of operations, or liquidity.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Share-Based Payment
      In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective July 1, 2005 for all equity awards granted after the effective date. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.
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

Long-term debt
      The carrying amounts of long-term debt approximate their fair value because the debt is a variable rate instrument repricing quarterly.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Financial Instruments
      The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter-parties’ credit standing. The estimated fair value of these commitments approximates their carrying value.
      The estimated fair values of Centra’s financial instruments are as follows:

	2004		2003

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

(Dollars in Thousands)

Financial assets:
Cash and cash equivalents	$13,345	$13,345	$23,751	$23,751
Investment securities	23,386	23,386	22,895	22,895
Loans	396,914	397,147	295,925	297,759
Financial liabilities:
Deposits	385,822	386,535	302,355	304,798
Short-term borrowings	14,507	14,507	16,953	16,953
Long-term debt	10,000	10,000	—	—
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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

	Securities Classified as Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(Dollars in Thousands)

At December 31, 2004:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$22,522	$—	$(169)	$22,353
Tax-exempt securities	100	3		103
Other securities	827	103	—	930

Total available-for-sale securities	$23,449	$106	$(169)	$23,386

At December 31, 2003:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$22,159	$40	$(8)	$22,191
Other securities	641	63	—	704

Total available-for-sale securities	$22,800	$103	$(8)	$22,895

At December 31, 2002:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$36,716	$69	$(24)	$36,761
Other securities	400	9	—	409

Total available-for-sale securities	$37,116	$78	$(24)	$37,170

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
Maturity distribution of available-for-sale securities:

	Contractual Maturities

	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
	Agencies	Securities	Securities
(Dollars in Thousands)
December 31, 2004
Within one year:
Amortized cost	$1,500	$—	$1,500
Fair value	$1,495	$—	$1,495
Yield	1.51%	—%	1.51%
1 to 5 years:
Amortized cost	$21,022	$—	$21,022
Fair value	$20,860	$—	$20,860
Yield	2.57%	—%	2.57%
5 to 10 years:
Amortized cost	$—	$—	$—
Fair value	$—	$—	$—
Yield	—%	—%	—%
Over 10 years:
Amortized cost	$—	$926	$926
Fair value	$—	$1,032	$1,032
Yield	—%	2.53%	2.53%
Total amortized cost	$22,522	$926	$23,449
Total fair value	$22,355	$1,032	$23,386
Total yield	2.50%	2.53%	2.50%
      At December 31, 2004, investment securities having a carrying value of $20,647,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
      Provided below is a summary of securities available-for sale which were in an unrealized loss position at December 31, 2004 and 2003. Twelve and five securities are in an unrealized loss position at December 31, 2004 and 2003, respectively. The company has the ability and the intent to hold these

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
securities until such time as the value recovers or the securities mature. Further, the company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(Dollars in Thousands)

At December 31, 2004:
U.S. government and agency securities	$1,495	$(5)	$20,858	$(164)	$22,353	$(169)
Tax-exempt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total loans	$1,495	$(5)	$20,858	$(164)	$22,353	$(169)

At December 31, 2003:
U.S. government and agency securities	$8,981	$(8)	$—	$—	$8,981	$(8)
Tax-exempt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total loans	$8,981	$(8)	$—	$—	$8,981	$(8)

4.	Loans and Allowance for Loan Losses
      The following is a detail of total loans outstanding as of December 31:

	2004	2003

(Dollars in Thousands)

Commercial	$58,391	$45,546
Real estate, commercial	211,472	166,142
Real estate, mortgage	97,874	61,396
Consumer	29,177	22,841

Total loans	$396,914	$295,925

      The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	2004	2003	2002

Balance, January 1	$4,457	$2,375	$1,426
Provision	2,160	2,099	967
Charge-offs	227	17	18
Recoveries	4	—	—

Net charge-offs	223	17	18

Balance, December 31	$6,394	$4,457	$2,375

      The recorded investment in loans that are considered to be impaired at December 31, 2004 and 2003 was $359,000 and $464,000, respectively. There is no associated allowance with the impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans,

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
if they were current under their original terms, and the cash basis income recognized in 2004 and 2003 was not significant. No impaired loans were outstanding in 2002.
      Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.
      Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2004 was $6.8 million.
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

	2004	2003

(Dollars in Thousands)

Balance, January 1	$17,270	$12,858
New loans	12,814	13,221
Repayments	(11,727)	(8,809)

Balance, December 31	$18,357	$17,270

5.	Bank Premises and Equipment
      The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

	2004	2003
(Dollars in Thousands)
Land	$1,799	$1,171
Building and premises	1,453	737
Leasehold improvements	1,702	1,624
Furniture, fixtures and equipment	4,306	3,701

	9,260	7,233
Accumulated depreciation	(2,162)	(1,579)

Net book value	$7,098	$5,654

      Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2004:

Operating
Leases
(Dollars in Thousands)
Year Ending December 31:
2005	$524
2006	367
2007	353
2008	348
2009	348
Thereafter	3,144

Total minimum lease payments	$5,084

      Rent expense was $686,000 in 2004, $582,000 in 2003, and $468,000 in 2002.
      Centra leases its main banking facility from a Limited Liability Company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $446,000 in 2004,$297,000 in 2003,and $218,000 in 2002.

6.	Deposits
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $64,893,000 in the first 3 months, $29,888,000 in months 4 through 12, and $112,297,000 over 12 months.
      Deposits from related parties approximated $17.2 million at December 31, 2004, and $17.9 million at December 31, 2003.

7.	Short-Term Borrowings
      Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

	2004	2003	2002
(Dollars in thousands)
Ending balance	$14,507	$16,953	$24,578
Average balance	15,217	17,243	14,893
Highest month-end balance	16,493	21,933	24,578
Interest expense	116	78	118
Weighted-average interest rate:
End of year	1.60%	0.38%	0.63%
During the year	0.77%	0.45%	0.79%
      Centra has a maximum borrowing capacity of $143.6 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit and $3 million through a reverse repurchase agreement. Centra also has $13 million available from Bankers Bank via a reverse repurchase agreement.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

8.	Long-Term Debt
      During 2004, Centra formed a statutory business trust for the purpose of issuing trust preferred capital securities (Capital Securities) with the proceeds invested in junior subordinated debt securities (Debentures) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. The Debentures are included in the category of long-term debt on the Consolidated Balance Sheets. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.
      Under the provisions of the subordinated debt, Centra has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. The securities mature in 30 years and are at an interest cost of 2.29% over the three-month LIBOR rate, reset quarterly. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
      The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes. The banking regulatory agencies have not issued any guidance, which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FIN 46.
      At December 31, 2004, the Debentures and their related weighted-average interest rates were as follows:

	2004

		Weighted
		Average
	Amount	Rate
(Dollars in Thousands)
Centra Financial Statutory Trust 1	$10,000	4.31%
      Interest paid on long-term borrowings approximated $121,000 in 2004.

9.	Income Taxes
      Centra incurred income tax expense of $1,151,000 in 2004 and $652,000 in 2003. However, the 2003 expense was fully offset by reversal of the valuation allowance that was recognized against deferred tax assets in prior years. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets is more likely than not, and, therefore, the valuation allowance was reversed. Including reversal of the valuation allowance, Centra recorded an income tax benefit of $104,000 in 2003.
      Centra recorded no income tax expense in 2002 as a result of establishing a valuation allowance against deferred tax assets in that year.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
      The effective income tax rate in the consolidated statement of operations is less than the statutory corporate tax rate due to the following:

	2004	2003	2002

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	4.3	3.5	3.6
Other	(1.8)	(2.4)	(3.2)
Change in valuation allowance	—	(40.6)	(34.4)

Effective income tax rate	36.5%	(5.5)%	—%

      Significant components of the provision for income taxes are as follows:

	2004	2003	2002

Federal:
Current	$1,656	$1,274	$—
Deferred	(708)	(1,507)	—
State	203	129	—

Income tax expense (benefit)	$1,151	$(104)	$—

      The following is a summary of deferred tax assets (liabilities) as of December 31:

	2004	2003
(Dollars in thousands)
Deferred tax assets:
Allowance for loan losses	$2,495	$1,719
Available-for-sale securities	25	—
Organization costs	—	15
Supplemental retirement plan	163	106
Other	41	32

Deferred tax assets	2,724	1,872
Deferred tax liabilities:
Premises and equipment	422	365
Available-for-sale securities	—	38
Other		—

Deferred tax liabilities	422	403

Net deferred tax assets	$2,302	$1,469

10.	Financial Instruments with Off-Balance Sheet Risk
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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
Loan Commitments and Standby Letters of Credit
      Loan commitments are made to accommodate the financial needs of Centra’s customers. The total amount of loan commitments outstanding at December 31, 2004, is $86,950,000. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $7,555,000 of standby letters of credit at December 31, 2004. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.
      Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2004, Centra had $6,995,000 of commitments to borrowers to originate loans to be sold on the secondary market.

11.	Other Expenses
      The following items of other expense exceed one percent of total revenue for the period indicated (in thousands):

	2004	2003	2002

Stationery and supplies	$203	$178	$136
Outside services	303	233	196
Taxes not on income	308	293	205

12.	Regulatory Matters
      The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2005, Centra has $9,259,000 available for dividends.
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
      Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2004.
      As of December 31, 2004, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.
      Centra’s actual capital amounts and ratios are presented in the following table.

					Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy		Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of December 31, 2004
Total capital(1)	$43,718	12.1%	$28,928	8%	$36,160	10%
Tier 1(2)	39,176	10.8	14,456	4	21,684	6
Tier 1(3)	39,176	8.8	17,848	4	22,310	5
As of December 31, 2003
Total capital(1)	$31,104	11.0%	$22,724	8%	$28,405	10%
Tier 1(2)	27,542	9.7	11,369	4	17,054	6
Tier 1(3)	27,542	8.2	13,518	4	16,897	5

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

13.	Federal Reserve Requirements
      The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $1,452,000 for the year ended December 31, 2004.

14.	Employee Benefit Plans
      The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2004, 2003, and 2002. Centra’s total expense associated with the Plan approximated $124,000 in 2004, $94,000 in 2003, and $74,000 in 2002.
      Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $408,000 and $264,000 at December 31, 2004 and 2003, respectively, and is included in other liabilities in the Consolidated Balance Sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2004, 2003 and 2002, the increase in cash surrender value on the policies of $131,000 in 2004, $121,000 in 2003, and $128,000 in 2002, exceeded the cost of the supplemental retirement plan by $(13,000), $23,000 and $63,000, respectively.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

15.	Stock Options
      Centra’s stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 880,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option; therefore, no compensation expense is recognized. All granted options vest in periods ranging from immediately to four years, and expire 10 years from the date of grant. The following summarizes Centra’s stock options as of December 31, and the changes for the years then ended:

	2004		2003		2002

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	662,090	$10.89	527,505	$10.08	513,920	$9.98
Granted	—	—	134,750	14.09	13,750	13.64
Exercised	—	—	—	—	55	9.09
Canceled	110	9.09	165	9.09	110	10.00

Outstanding at end of year	661,980	$10.89	662,090	$10.89	527,505	$10.08

Exercisable at end of year	550,001	$10.48	445,087	$10.34	302,995	$9.65

Weighted-average fair value of options granted during the year		$—		$3.26		$2.63

      The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 0.00%, 3.43%, and 2.79% for 2004, 2003, and 2002, respectively, and a weighted-average expected life of the options of 7 years for 2004, 2003 and 2002. No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.
      The following summarizes information concerning Centra’s stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 9.09	293,260	5.33 years	$9.09	293,260	$9.09
$10.00	32,120	6.00 years	$10.00	24,918	$10.00
$11.36	188,100	6.88 years	$11.36	153,451	$11.36
$13.64	13,750	7.70 years	$13.64	2,200	$13.64
$14.09	134,750	8.71 years	$14.09	76,172	$14.09

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

16.	Parent Company Only Financial Information
Condensed Balance Sheet

	December 31

	2004	2003
(Dollars in thousands)
Assets:
Due from banks	$425	$25
Available-for-sale securities, at estimated fair value (amortized cost of $150 in 2004 and $103 in 2003)	253	166
Investment in Second Tier Bank Holding Companies	39,075	27,665

Total assets	$39,753	$27,856

Liabilities:
Long-term debt	$10,000	$—
Other liabilities	8	18

Total liabilities	10,008	18
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,552,506 and 2,320,550 issued and outstanding on December 31, 2004 and 2003, respectively	2,552	2,320
Additional paid-in capital	25,185	25,419
Accumulated earnings	2,046	42
Accumulated other comprehensive (loss) income	(38)	57

Total stockholders’ equity	29,745	27,838

Total liabilities and stockholders’ equity	$39,753	$27,856

Consolidated Statement of Income

	Year Ended December 31

	2004	2003	2002
(Dollars in thousands)
Income — dividends from bank subsidiary	$550	$—	$130
— interest and dividends	5	5
Total expense	124	—	—

Income before federal income tax and equity in undistributed earnings of subsidiaries	431	5	130
Applicable income tax benefit	(42)	—	—
Equity in undistributed income of subsidiaries	1,531	1,959	795

Net income	$2,004	$1,964	$925

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
Statement of Cash Flows

	Year Ended December 31

	2004	2003	2002
(Dollars in thousands)
Operating activities:
Net income	$2,004	$1,964	$925
Decrease in accrued expenses	(24)	(7)	—
Equity in undistributed (income) loss of subsidiaries	(1,531)	(1,959)	(795)

Net cash provided by (used in) operations	449	(2)	130
Investing activities:
Purchases of available-for-sale securities	(47)	—	(103)

Net cash used in investing activities	(47)	—	(103)
Financing activities:
Proceeds of long-term debt issuance	10,000	—	—
Proceeds of stock offering	—	—	10,734
Distribution of fractional shares	(2)	—	—
Investment in subsidiaries	(10,000)	—	(10,734)

Net cash used in financing activities	(2)	—	—

Net change in cash	400	(2)	27
Cash and cash equivalents at beginning of year	25	27	—

Cash and cash equivalents at end of year	$425	$25	$27

17.	Summarized Quarterly Information (Unaudited)
      A summary of selected quarterly financial information for 2004 and 2003 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except Per Share Data)
2004:
Interest income	$4,310	$4,629	$5,190	$5,885
Interest expense	1,522	1,582	1,745	1,997
Net interest income	2,788	3,047	3,445	3,888
Provision for loan losses	365	563	635	597
Other income	507	665	627	698
Other expenses	2,370	2,523	2,579	2,878
Income tax expense	199	223	308	421
Net income	361	403	550	690
Basic earnings per share	$0.14	$0.16	$0.22	$0.27
Diluted earnings per share	$0.13	$0.15	$0.21	$0.26
Basic weighted average shares outstanding	2,552,506	2,552,506	2,552,506	2,552,506
Diluted weighted average shares outstanding	2,679,403	2,679,364	2,679,364	2,679,267

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except Per Share Data)
2003:
Interest income	$3,233	$3,492	$3,776	$4,133
Interest expense	1,220	1,345	1,329	1,410
Net interest income	2,013	2,147	2,447	2,723
Provision for loan losses	345	502	629	623
Other income	540	819	795	632
Other expenses	1,796	2,015	2,128	2,218
Income tax (benefit)	—	—	—	(104)
Net income	412	449	485	618
Basic earnings per share	$0.16	$0.18	$0.19	$0.24
Diluted earnings per share	$0.15	$0.17	$0.18	$0.23
Basic weighted average shares outstanding	2,552,506	2,552,506	2,552,506	2,552,506
Diluted weighted average shares outstanding	2,702,918	2,695,605	2,702,918	2,689,288

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
      We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Centra’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Centra’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

Cleveland, Ohio
March 9, 2005

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 2 through 4 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2005, which section is expressly incorporated by reference. Other Executive Officers are Kevin D. Lemley (50), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; Timothy P. Saab (48), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; E. Richard Hilleary (57), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Henry M. Kayes, Jr. (37), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (BB&T).
      Mr. Lemley, Mr. Saab, and Mr. Hilleary all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra, see “Management and Directors” on page 3 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2005, which section is expressly incorporated by reference.
      The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and other executive officers and shall be deemed to be incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      See “Executive Compensation and Other Information” on pages 9 through 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2004, which is incorporated herein by reference.
      The report of the Compensation Committee of the Board of Directors on executive compensation included in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2004, shall be deemed to be incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      See “Ownership of Securities by Directors and Executive Officers” on page 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2005 which section is expressly incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      See “Certain Transactions with Directors and Officers and Their Respective Associates” on page 8 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2005 which section is expressly incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      See “Ratification of Auditors” on page 12 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2005, which section is expressly incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)(1) Financial Statements:
      The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Auditors (Ernst & Young LLP)	53
Consolidated Balance Sheets as of December 31, 2004 and 2003	30
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	31
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	32
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	33
Notes to the Consolidated Financial Statements	34
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 16 of the Notes to the Consolidated Financial Statements)	50
(a)(2)Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.
(a)(3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 47. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.
(b) Reports on Form 8-K

Centra filed a Form 8-K on February 11, 2005 announcing fourth quarter financial position and results of operations.
(c) Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 47.
(d) Financial Statement Schedules

None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Centra Financial Holdings Inc.

By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer
Date: March 19, 2005

By:	/s/ Kevin D. Lemley

Kevin D. Lemley
SVP-CFO Principal Financial and Accounting Officer
Date: March 19, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 19, 2005

/s/ James W. Dailey II James W. Dailey	Director	March 19, 2005

/s/ Arthur Gabriel Arthur Gabriel	Director	March 19, 2005

/s/ Robert A. McMillan Robert A. McMillan	Director	March 19, 2005

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 19, 2005

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 19, 2005

Signatures	Title	Date

/s/ Milan Puskar Milan Puskar	Director	March 19, 2005

/s/ Paul T. Swanson Paul T. Swanson	Director	March 19, 2005

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 19, 2005

CENTRA FINANCIAL HOLDINGS INC. AND SUBSIDIARIES ANNUAL REPORT
ON FORM 10-K
for Fiscal Year Ended December 31, 2003
EXHIBIT INDEX

Exhibit
Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2	Bylaws	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2a	Bylaws, as amended	Filed herewith.
4.1	Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1	Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27. 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2	Employment Agreement of Douglas J. Leech dated March 16, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.3	Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.4	Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5	Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6	Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.7	Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.8	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.9	Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.10	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.11	Employment and Change-of-Control Agreement with Henry M. Kayes	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.12	Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Filed herewith.
10.13	Floating Rate Junior Subordinated Deferrable Interest Debenture	Filed herewith.

Exhibit
Number	Description	Exhibit Location

10.14	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Filed herewith.
12	Statement Re: Computation of Ratios	Filed herewith.
14	Code of Ethics	Filed herewith.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Auditors	Filed herewith.
31.1	Certificate of Principal Executive Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith.
31.2	Certificate of Principal Financial Officer Pursuant to Section 302 of Sarbanes Oxley Act of 2002	Filed herewith.
32.1	Certificate of Principal Executive Officer Pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith.
32.2	Certificate of Principal Financial Officer Pursuant to Section 906 of Sarbanes Oxley Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2005 Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Auditors	Found on Page 44 herein.