Form 10-Q
period 2005-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2005-05-10
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 29, 2005, the number of shares outstanding of the registrant’s only class of common stock was 2,552,506.

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at March 31, 2005 and December 31, 2004
Consolidated Statements of Income for the Three Months ended March 31, 2005 and March 31, 2004
Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2005 and March 31, 2004
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2005 and March 31, 2004
Notes to Consolidated Financial Statements

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward- looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-23 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information

Item 1. Financial Statements

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	March 31	December 31
	2005	2004
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$12,728	$9,632
Interest-bearing deposits in other banks	1,825	1,569
Federal funds sold	7,024	2,144

Total cash and cash equivalents	21,577	13,345

Available-for-sale securities, at fair value (amortized cost of $23,223 at March 31, 2005 and $23,449 at December 31, 2004)	23,070	23,386

Loans, net of unearned income	417,557	396,914
Allowance for loan losses	(6,825)	(6,394)

Net loans	410,732	390,520

Premises and equipment, net	7,740	7,098
Loans held for sale	2,039	1,285
Other assets	6,939	6,650

Total assets	$472,097	$442,284

Liabilities
Deposits
Non-interest bearing	$57,338	$54,559
Interest bearing	358,109	331,263

Total deposits	415,447	385,822

Short-term borrowings	13,209	14,507
Long-term debt	10,000	10,000
Other liabilities	2,914	2,210

Total liabilities	441,570	412,539

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,552,506 issued and outstanding	2,552	2,552
Additional paid-in capital	25,185	25,185
Accumulated earnings	2,882	2,046
Accumulated other comprehensive loss	(92)	(38)

Total stockholders’ equity	30,527	29,745

Total liabilities and stockholders’ equity	$472,097	$442,284

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2005	2004

Interest income
Loans, including fees	$6,034	$4,169
Loans held for sale	28	14
Securities available-for-sale	150	85
Interest-bearing bank balances	22	7
Federal funds sold	8	35

Total interest income	6,242	4,310

Interest expense
Deposits	1,955	1,506
Short-term borrowings	105	16
Long-term debt	123	—

Total interest expense	2,183	1,522

Net interest income	4,059	2,788

Provision for loan losses	437	365

Net interest income after provision for loan losses	3,622	2,423

Other income
Service charges on deposit accounts	193	189
Other service charges and fees	208	149
Secondary market income	205	135
Other	33	34

Total other income	639	507

Other expense
Salary and employee benefits	1,471	1,161
Occupancy expense	263	236
Equipment expense	274	235
Advertising	189	112
Professional fees	83	50
Data processing	142	214
Other	514	362
Total other expense	2,936	2,370

Net income before income tax	1,325	560

Income tax expense	489	199

Net income	$836	$361

Basic earnings per share	$.33	$.14
Diluted earnings per share	$.31	$.13
Basic weighted-average shares outstanding	2,552,506	2,552,506
Diluted weighted-average shares outstanding	2,687,041	2,679,403

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2005 and 2004
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	—	—	361	—	361
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $5	—	—	—	8	8

Total comprehensive income					369

Balance, March 31, 2004	$2,320	$25,419	$403	$65	$28,207

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
Comprehensive income:
Net income	—	—	836	—	836
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $36	—	—	—	(54)	(54)

Total comprehensive income					782

Balance, March 31, 2005	$2,552	$25,185	$2,882	$(92)	$30,527

Centra Financial Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2005	2004

Operating activities
Net income	$836	$361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	—	(8)
Amortization of premiums on securities	3	88
Provision for loan losses	437	365
Deferred income tax expense	401	85
Depreciation	233	188
Loans originated for sale	(14,560)	(10,940)
Proceeds of loans sold	13,994	9,370
Gain on sale of loans	(188)	(135)
Increase (decrease) in other liabilities	704	(1,000)
Increase in other assets	(626)	(228)

Net cash provided by (used in) operating activities	1,234	(1,854)

Investing activities
Purchases of life insurance	(30)	(33)
Purchases of premises and equipment	(873)	(742)
Purchases of available-for-sale securities	(259)	(9,000)
Maturities of available-for-sale securities	482	7,527
Net increase in loans made to customers	(20,649)	(23,352)

Net cash used in investing activities	(21,329)	(25,600)

Financing activities
Net increase in deposits	29,625	27,628
Net decrease in securities sold under agreement to repurchase	(1,298)	(2,334)

Net cash provided by financing activities	28,327	25,294

Increase (decrease) in cash and cash equivalents	8,232	(2,160)

Cash and cash equivalents - beginning of period	13,345	23,751

Cash and cash equivalents - end of period	$21,577	$21,591

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

In September 2004, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust 1 subsidiary. The proceeds of this offering were used for general corporate purposes, including providing capital to its subsidiary bank, Centra Bank, Inc. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three-month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.

On November 19, 2004, Centra’s Board of Directors authorized a 10% stock dividend in the form of a stock split to shareholders of record December 15, 2004. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend. All share and stock price information has been adjusted to reflect the 10% stock split on December 15, 2004.

Note B – Basis of Presentation

These consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2004, Form 10-K filed with the Securities and Exchange Commission.

Note C – Net Income Per Common Share

Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2005 and 2004, stock options to purchase 845,266 and 662,090 shares at an average price of $11.59 and $10.78, respectively, were outstanding. For the three months ended March 31, 2005 and 2004, the dilutive effect of stock options was 134,535 and 126,897 shares, respectively.

Note D - Stock Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the three months ended March 31, 2005 and 2004 would have been as follows:

     (Dollars in Thousands, Except Per Share Data)

	Three Months Ended
	March 31
	2005	2004

Net income as reported	$836	$361
Stock based compensation using fair value method, net of tax	(222)	(68)

Pro forma net income	$614	$293

Basic earnings per share as reported	$.33	$.14
Diluted earnings per share as reported	$.31	$.13
Proforma basic earnings per share	$.24	$.11
Proforma diluted earnings per share	$.23	$.11

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

Share-Based Payment

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R), which is a revision to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all share-based awards granted after the effective date. SFAS 123R requires that all share-based awards be valued at fair value on the grant date and that compensation expense be recognized based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is not expected to have a material effect on financial condition, the results of operations, or liquidity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At March 31, 2005 and 2004 and for the Three Months Ended March 31, 2005 and 2004:

	Three Months Ended
	March 31
	2005	2004

Net income to:
Average assets	.75%	.40%
Average stockholders’ equity	11.15	5.16
Net interest margin	3.86	3.29

Average stockholders’ equity to average assets	6.69	7.80
Total loans to total deposits (end of period)	100.51	96.71
Allowance for loan losses to total loans (end of period)	1.63	1.47
Efficiency ratio	62.49	71.93
Capital ratios:
Tier 1 capital ratio	8.09	9.15
Risk-based capital ratio	11.99	10.41
Leverage ratio	6.73	7.74
Cash dividends as a percentage of net income	N/A	N/A
Per share data:

	Three Months Ended
	March 31
	2005	2004
Book value per share (end of period)	$11.96	$10.94
Market value per share (end of period)*	15.00	14.09
Basic earnings per share	.33	.14
Diluted earnings per share	.31	.13

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

Introduction

The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. Centra’s wholly-owned banking subsidiary, Centra Bank, is the primary financial entity in this discussion. Unless otherwise noted, this discussion will be in reference to the bank.

Centra Bank was chartered by the State of West Virginia, began operations on February 14, 2000, and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Department of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.

The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. In November 2004, the bank opened a full-service banking facility in the Sabraton area of Morgantown. In November 2003, the bank opened a temporary banking facility in the Inwood area of Martinsburg and anticipates having a full-service banking office operational in the second quarter of 2005.

This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in the Company’s filing on Form 10-K and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.

Application of Critical Accounting Policies

Centra’s consolidated financial statements are prepared in accordance with U. S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Application of certain accounting policies inherently requires a greater reliance on the use of estimates, assumptions and judgments and as such, the probability of actual results being materially different from reported estimates is increased. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2004 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.

Centra also considers accounting for income taxes to be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2004 Form 10-K.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations

Overview of the Statement of Income

For the quarter ended March 31, 2005, Centra earned $836,000 compared to $361,000 in the first quarter of 2004. These earnings equated to a return on average assets of .75% and .40% respectively and a return on average equity of 11.15% and 5.16% respectively. This improvement in profitability is essentially due to an increase in net interest income and an improvement in net interest margin associated with the loan growth of the bank and an increase in interest rates.

Interest Income and Expense

Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities, impact net interest income .

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended March 31, 2005 and 2004 was 3.86% and 3.29% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased .50% in the first quarter of 2005. The aforementioned loan growth for the comparable three month periods and the recent increases in the prime lending rate mitigated the overall decline in interest rates that began in 2001 and continued to decline through 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. The prime lending rate has now increased to 5.75% as of March 31, 2005. Competition and the rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 2.41% in the first quarter of 2005 from 2.10% in the first quarter of 2004.

During the first quarter of 2005, interest income increased by $1.9 million or 45% to $6.2 million in 2005 from $4.3 million in 2004. This increase is largely due to growth of $85.7 million in total earning assets, primarily $97.3 million in loans combined with a $13.8 million reduction in federal funds sold. Average interest-bearing liabilities grew $76.8 million or 26% to $367.7 million in 2005 from $290.9 million in 2004. Primarily as a result of this growth, total interest expense increased by $0.7 million or 43% to $2.2 million in 2005 from $1.5 million in 2004. These trends reflect the continued growth of Centra through its expansion in 2004 and 2005.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2005			March 31, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,737	$22	5.19%	$1,024	$7	2.65%
Federal funds sold	1,436	7	2.15	15,207	35	.92
Loans held for sale	2,030	28	5.57	1,061	14	5.37
Investments:
Taxable	23,212	149	2.57	22,810	85	1.49
Tax exempt	100	2	6.67	—	—	—

Loans:
Commercial	274,165	4,036	5.97	217,247	2,802	5.19
Tax exempt	2,404	47	7.89	2,205	42	7.64
Consumer	30,191	534	7.18	23,217	442	7.43
Real estate	100,027	1,434	5.73	64,762	898	5.55
Allowance for loan losses	(6,607)	—	—	(4,578)	—	—

Net loans	400,180	6,051	6.13	302,853	4,184	5.56

Total earning assets	428,695	6,259	5.92	342,955	4,325	5.07
Cash and due from banks	11,861			7,636
Other assets	14,284			9,943

Total assets	$454,840			$360,534

Liabilities
Deposits:
Non-interest bearing demand	$54,135	$—		$40,422	$—

NOW	43,514	137	1.28	22,987	17	0.30
Money market checking	60,555	181	1.21	63,410	176	1.11
Savings	14,247	23	0.65	11,194	18	0.65
IRAs	10,236	84	3.31	7,677	65	3.43
CDs	209,358	1,530	2.96	170,637	1,230	2.90
Short-term borrowings	19,838	105	2.15	15,010	16	0.43
Long-term borrowings	10,000	123	4.99	—	—	—

Total interest-bearing liabilities	367,748	2,183	2.41	290,915	1,522	2.10

Other liabilities	2,546			1,068

Total liabilities	424,429			332,405

Stockholders’ equity
Common stock	2,552			2,320
Paid-in capital	25,186			25,419
Accumulated earnings (deficit)	2,764			325
Unrealized gains	(91)			65

Total stockholders’ equity	30,411			28,129

Total liabilities and stockholders’ equity	$454,840			$360,534

Net interest spread			3.51			2.97
Impact of non-interest bearing funds on margin			.35			.32

Net interest income-margin		$4,076	3.86%		$2,803	3.29%

Allowance and Provision for Loan Losses

The provision for loan losses for the quarters ended March 31, 2005 and 2004 was $437,000 and $365,000, respectively. The increase in the provision for the respective quarter is a result of an increase in the allowance for loan losses based primarily upon the significant growth of the commercial loan portfolio in 2005 and 2004 and an increase in risk characteristics of the portfolio, such as delinquency trends for example, as of March 31, 2005.

Management bases the provision for loan losses upon its continuing evaluation of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.

Management continually monitors the loan portfolio through its regional committees and the Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. Due to the minimal losses incurred to date, the bank utilizes historical loss factors comparable to peer banks operating in our lending area. In addition, Centra considers trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in national and local economic conditions in the particular lending markets. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

The results of this analysis at March 31, 2005, indicate that the allowance for loan losses is considered adequate to absorb probable losses inherent in the portfolio.

     (Dollars in thousands)

	Three Months Ended
	March 31
	2005	2004

Allowance for loan losses
Balance, beginning of period	$6,394	$4,457

Loan charge-offs	(6)	(139)
Loan recoveries	—	—

Net charge-offs	(6)	(139)

Loan loss provision	437	365

Balance, end of period	$6,825	$4,683

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

     (Dollars in thousands)

	March 31
	2005	2004

Non-accrual loans:
Commercial	$84	$324
Real Estate	163	—
Consumer	57	—

Total non-accrual loans	304	324
Renegotiated loans	—	—

Total non-performing loans	304	324
Other real estate, net	—	—

Total non-performing assets	$304	$324

Accruing loans past due 30 days or more	$566	$41
Non-performing loans as a % of total loans	.07%	.01%
Allowance for loan losses as a % of non-performing loans	2,245%	1,445%

The bank had seven nonaccrual loans outstanding as of March 31, 2005 totaling $304,000; four as of December 31, 2004 totaling $359,000; and one as of March 31, 2004 totaling $324,000. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $566,000 as of March 31, 2005, $560,000 as of December 31, 2004, and $41,000 as of March 31, 2004. The bank had $6,000 in net charge-offs in the first three months of 2005 and $139,000 in the first three months of 2004.

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

Non-Interest Income

Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $639,000 in the first quarter of 2005 compared to $507,000 in the first quarter of 2004. The overall increase in non-interest income is predominantly due to an increase in other service charges and fees and secondary market income. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2004 and the first three months of 2005.

Service charges on deposit accounts increased to $193,000 in the first quarter of 2005 from $189,000 in the first quarter of 2004. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 28.6% from March 31, 2004.

Other service charges and fees increased to $208,000 in the first quarter of 2005 from $149,000 in the first quarter of 2004. These increases resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.

Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $205,000 from such fees in the first quarter of 2005 compared to $135,000 in the first quarter of 2004. This increase resulted from the increased origination activity in 2005 as the sale of loans on the secondary market increased 49% in the first quarter of 2005 compared to the first quarter of 2004.

Non-Interest Expense

For the first quarter of 2005, non-interest expense totaled $2,936,000 compared to $2,370,000 in the first quarter of 2004. Centra’s efficiency ratio was 62.49% for the first quarter of 2005 compared to 71.93% for the first quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2005 efficiency ratio decreased significantly despite the opening of the Sabraton banking office in 2004 and incurring additional salaries and benefits, occupancy, equipment and other costs related to that office, and the enhancement of customer service staff positions in the bank. The overall efficiency ratio decrease was due to the improvement in net interest income and non-interest income at a rate greater than the corresponding rate of increase of non-interest expense.

Salaries and benefits totaled $1,471,000 for the quarter ended March 31, 2005 compared to $1,161,000 for the quarter ended March 31, 2004. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 116 full-time equivalent personnel at March 31, 2005 compared to 98 full-time equivalent personnel as of March 31, 2004. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Sabraton office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended March 31, 2005 and 2004, occupancy expense totaled $263,000 and $236,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $33,000 and $24,000, respectively, while lease expense totaled $148,000 and $142,000, respectively.

Equipment expense totaled $274,000 in the first quarter of 2005 compared to $235,000 for the first quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $200,000 for the quarter ended March 31, 2005 and $165,000 for the quarter ended March 31, 2004. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Sabraton banking office and the expansion of Centra’s customer support personnel. During the second quarter of 2004, Centra significantly upgraded various computer operating systems and equipment thereby increasing depreciation costs in the first quarter of 2005.

Advertising costs totaled $189,000 in the first quarter of 2005 compared to $112,000 in the first quarter of 2004. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2005. The bank marketed more intensely in the first quarter of 2005 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.

Professional fees totaled $83,000 in the first quarter of 2005 compared to $50,000 in the first quarter of 2004. These increases are consistent with the overall growth and complexity of the bank and the commencement of the procedures necessary to comply with the internal control provisions of the Sarbanes Oxley legislation, which are expected to be required in 2006.

Data processing costs totaled $142,000 in the first quarter of 2005 compared to $214,000 in the first quarter of 2004. During the fourth quarter of 2004, Centra renegotiated the existing data processing contracts resulting in significant savings. Centra anticipates that 2005 data processing costs will continue to be less than comparative 2004 results.

Other operating expense totaled $514,000 in the first quarter of 2005 compared to $362,000 in the first quarter of 2004. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.

Income Tax Expense

Centra incurred income tax of $489,000 in the first quarter of 2005 and $199,000 for the first quarter of 2004. Centra’s income tax expense has increased over the first quarter of 2004 due to a significant increase in net income before tax.

Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 38% in 2005.

Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .75% and 11.15% for the first quarter of 2005 compared to .40% and 5.16% in the first quarter of 2004. The returns on average assets and average equity for 2005 have improved due to increased profitability of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2005, as they did in 2004.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital.

Financial Condition

Overview of the Statement of Condition

Total assets at March 31, 2005 were $472.1 million or an increase of $29.8 million since December 31, 2004. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.

Deposits totaled $415.4 million at March 31, 2005 or an increase of $29.6 million since December 31, 2004. Short-term borrowings totaled $13.2 million and have decreased $1.3 million since December 31, 2004.

Stockholders’ equity has increased approximately $0.8 million from December 31, 2004 due to Centra’s net income offset in part by an increase in other comprehensive loss resulting from tax-effected unrealized depreciation of investments.

Cash and Cash Equivalents

Cash and cash equivalents totaled $21.6 million as of March 31, 2005 compared to $13.3 million as of December 31, 2004, or an increase of $8.2 million.

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

Investment Securities

Investment securities totaled $23.1 million as of March 31, 2005 and $23.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $0.3 million from year-end and reflects Centra utilizing all available deposit growth and investment maturities to satisfy loan demand.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2005, the amortized cost of the bank’s investment securities totaled $23.2 million, resulting in unrealized depreciation in the investment portfolio of $153,000 and a corresponding decrease in the bank’s equity of $92,000, net of deferred income taxes. The average life of the investment portfolio is approximately 17 months.

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

The following table details total loans outstanding as of:

     (Dollars in thousands)

	March 31	December 31
	2005	2004
Commercial	$59,817	$58,391
Real estate, commercial	224,160	211,472
Real estate, mortgage	102,654	97,874
Consumer	30,926	29,177

Total loans	$417,557	$396,914

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2005.

Loan Concentration

With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building and general contracting industry, real estate lessors, and traveler accommodation (hotels and motels). These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $415.4 million at March 31, 2005.

Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2005, non-interest bearing deposits totaled $57.3 million compared to $54.6 million at December 31, 2004. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $358.1 million at March 31, 2005 compared to $331.3 million at December 31, 2004. Average interest-bearing liabilities totaled $367.7 million during the first quarter of 2005 compared to $290.9 million for the first quarter of 2004. Average non-interest bearing demand deposits totaled $54.1 million for the first quarter of 2005 compared to $40.4 million for the first quarter of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At March

31, 2005, short-term borrowings totaled $13.2 million compared to $14.5 million at December 31, 2004.

In September 2004, Centra formed a statutory business trust for the purpose of issuing $10 million in trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for general corporate purposes and contributed capital to the subsidiary bank. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 2.29% over the three month LIBOR rate, reset quarterly. Interest payments are due in March, June, September, and December.

Capital/Stockholders’ Equity

At March 31, 2005, accumulated other comprehensive loss totaled $(92,000) compared to $(38,000) at December 31, 2004. This represents an increase in net unrealized losses on available-for-sale securities at March 31, 2005, net of income taxes due to an increase in the overall investment interest rate environment. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2005, Centra Bank has $9.2 million available for dividends.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2004 Form 10-K. At March 31, 2005, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $10 million trust preferred offering qualifying as Tier 1 capital for regulatory purposes.

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

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $9.7 million and $7.6 million at March 31, 2005 and December 31, 2004, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2005 and December 31, 2004 was $84.2 million and $87.0 million, respectively.

Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2005 and December 31, 2004, Centra had $5.2 million and $7.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.

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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of March 31, 2005 in the declining rate scenarios. This non-compliance issue is due to certain interest–bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2005.

     (Dollars in thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$1,548	8.4%
200	1,026	5.5
100	515	2.8
-100	(600)	(3.2)

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

Future Outlook

The bank’s results of operations in the first quarter of 2005 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.

Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003. The bank plans to open the permanent facility in Inwood in the second quarter of 2005. The Sabraton office and drive-in facility was opened in November, 2004. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.

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

Appearing as exhibits to this quarterly report on Form 10-Q are the certificates of the chief executive officer and chief financial officer. This form of certification is required in accordance with Section

302 of the Sarbanes-Oxley Act of 2002. This section of the quarterly report on Form 10-Q is the information concerning the controls evaluation referred to in the Section 302 certifications. This information should be read in conjunction with those certifications for a more complete understanding of the topics presented.

Disclosure controls are procedures that a company designs with the objective of ensuring that information required to be disclosed in their reports filed under the Securities Exchange Act of 1934 (such as this Form 10-Q), is recorded, processed, summarized and reported within the time period specified under the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Internal controls are procedures that a company designs with the objective of providing reasonable assurance that transactions are properly authorized, assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported to permit the preparation of a company’s financial statements in conformity with generally accepted accounting principles.

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

Part II. Other Information

In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Centra does not currently have a stock repurchase program.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	On March 17, 2005, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a First Quarter 2005 Quarterly Report outlining first quarter results.

(c)	On May 6, 2005, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a First Quarter 2005 Quarterly Report outlining first quarter results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 6, 2005	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer