Form 10-Q
period 2005-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2005-08-09
CIK 1099932

United States
Securities and Exchange Commission

Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the transition period from _____________________ to _______________________.
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
As of July 29, 2005, the number of shares outstanding of the registrant’s only class of common stock was 2,554,156.

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at June 30, 2005 and December 31, 2004
Consolidated Statements of Income for the Six Months and Three Months ended June 30, 2005 and June 30, 2004
Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2005 and June 30, 2004
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2005 and June 30, 2004
Notes to Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 9-24 of this report.

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
Item 6. Exhibits and Reports on Form 8-K
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	June 30	December 31
	2005	2004
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$14,516	$9,632
Interest-bearing deposits in other banks	1,700	1,569
Federal funds sold	4,620	2,144

Total cash and cash equivalents	20,836	13,345

Available-for-sale securities, at fair value (amortized cost of $23,004 at June 30, 2005 and $23,449 at December 31, 2004)	22,897	23,386

Loans, net of unearned income	438,583	396,914
Allowance for loan losses	(7,166)	(6,394)

Net loans	431,417	390,520

Premises and equipment, net	8,543	7,098
Loans held for sale	2,591	1,285
Other assets	8,962	6,650

Total assets	$495,246	$442,284

Liabilities
Deposits
Non-interest bearing	$62,431	$54,559
Interest bearing	376,481	331,263

Total deposits	438,912	385,822

Short-term borrowings	12,150	14,507
Long-term debt	10,000	10,000
Other liabilities	2,621	2,210

Total liabilities	463,683	412,539

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,554,156 and 2,552,506 issued and outstanding on June 30, 2005 and 2004, respectively	2,554	2,552
Additional paid-in capital	25,202	25,185
Accumulated earnings	3,871	2,046
Accumulated other comprehensive loss	(64)	(38)

Total stockholders’ equity	31,563	29,745

Total liabilities and stockholders’ equity	$495,246	$442,284

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Interest income
Loans, including fees	$12,767	$8,634	$6,733	$4,465
Loans held for sale	60	45	32	31
Securities available-for-sale	303	194	153	109
Interest-bearing bank balances	44	12	22	5
Federal funds sold	32	54	24	19

Total interest income	13,206	8,939	6,964	4,629

Interest expense
Deposits	4,281	3,074	2,326	1,568
Short-term borrowings	194	30	89	14
Long — term debt	259	—	136	—

Total interest expense	4,734	3,104	2,551	1,582

Net interest income	8,472	5,835	4,413	3,047

Provision for loan losses	884	928	447	563

Net interest income after provision for loan losses	7,588	4,907	3,966	2,484

Other income
Service charges on deposit accounts	438	414	245	225
Other service charges and fees	431	301	223	152
Secondary market income	411	387	206	252
Other	108	70	75	36

Total other income	1,388	1,172	749	665

Other expense
Salary and employee benefits	3,024	2,264	1,553	1,103
Occupancy expense	514	478	251	242
Equipment expense	562	568	288	333
Advertising	386	242	197	130
Professional fees	235	120	152	70
Data processing	306	446	164	232
Other	1,044	775	530	413

Total other expense	6,071	4,893	3,135	2,523

Net income before income taxes	2,905	1,186	1,580	626

Income tax expense	1,080	422	591	223

Net income	$1,825	$764	$989	$403

Basic net income per share	$.71	$.30	$.39	$.16
Diluted net income per share	$.67	$.29	$.36	$.15
Basic weighted average shares outstanding	2,552,825	2,552,605	2,553,141	2,552,605
Diluted weighted average shares outstanding	2,710,076	2,679,383	2,748,885	2,679,364

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2005 and 2004
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total
Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	—	—	764	—	764
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of income taxes of $93	—	—	—	(140)	(140)

Total comprehensive income					624

Balance, June 30, 2004	$2,320	$25,419	$806	$(83)	$28,462

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
Issuance of common stock	2	17	—	—	19
Comprehensive income:
Net income	—	—	1,825	—	1,825
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $17	—	—	—	(26)	(26)

Total comprehensive income					1,799

Balance, June 30, 2005	$2,554	$25,202	$3,871	$(64)	$31,563

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2005	2004
Operating activities
Net income	$1,825	$764
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	—	(11)
Amortization of premiums on securities	7	153
Provision for loan losses	884	928
Deferred income tax expense	508	257
(Gain) loss on disposal of premises and equipment	(2)	95
Depreciation	470	369
Loans originated for sale	(29,725)	(19,832)
Proceeds of loans sold	28,800	19,667
Gain on sale of loans	(381)	(387)
Increase (decrease) in other liabilities	411	(842)
Increase in other assets	(1,073)	(767)

Net cash provided by operating activities	1,724	394

Investing activities
Purchases of life insurance	(1,730)	(77)
Purchases of premises and equipment	(1,913)	(746)
Purchases of available-for-sale securities	(1,542)	(15,236)
Maturities of available-for-sale securities	1,981	15,527
Net increase in loans made to customers	(41,781)	(51,478)

Net cash used in investing activities	(44,985)	(52,010)

Financing activities
Net increase in deposits	53,090	51,538
Net decrease in securities sold under agreement to repurchase	(2,357)	(1,969)
Proceeds of stock offering	19	—

Net cash provided by financing activities	50,752	49,569

Increase (decrease) in cash and cash equivalents	7,491	(2,047)

Cash and cash equivalents — beginning of period	13,345	23,751

Cash and cash equivalents — end of period	$20,836	$21,704

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
Note B — Basis of Presentation
These consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the six and three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2004, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2005 and 2004, stock options to purchase 843,066 and 661,980 shares at an average price of $11.59 and $10.78, respectively, were outstanding. For the three months ended June 30, 2005 and 2004, the dilutive effect of stock options was 195,744 and 126,759 shares, respectively. For the six months ended June 30, 2005 and 2004, the dilutive effect of stock options was 157,251 and 126,778.
Note D — Stock Based Compensation
Centra has nonqualified and incentive stock option plans for certain key employees and directors. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the three months ended June 30, 2005 and 2004 would have been as follows:
     (Dollars in Thousands, Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income as reported	$1,825	$764	$989	$403
Stock based compensation using fair value method, net of tax	(281)	(131)	(59)	(63)

Pro forma net income	$1,544	$633	$930	$340

Basic earnings per share as reported	$.71	$.30	$.39	$.16
Diluted earnings per share as reported	$.67	$.29	$.36	$.15
Proforma basic earnings per share	$.60	$.25	$.36	$.13
Proforma diluted earnings per share	$.57	$.24	$.34	$.13
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period.
Note E — Recent Accounting Pronouncements
Meaning of Other Than Temporary Impairment
On June 29, 2005, the Financial Accounting Standards Board (FASB) directed the FASB staff to issue proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1”. The final FSB will supersede EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” and EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value”. The new guidance will clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The new guidance is effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The adoption of this new guidance is not expected to have a material impact on financial condition, the results of operations, or liquidity.
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
At June 30, 2005 and 2004 and for the Six and Three Months Ended June 30, 2005 and 2004:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Net income to:
Average assets	.79%	.41%	.82%	.42%
Average stockholders’ equity	11.94	5.46	12.70	5.73
Net interest margin	3.89	3.33	3.93	3.38

Average stockholders’ equity to average assets	6.59	7.54	6.49	7.36
Total loans to total deposits (end of period)	99.93	98.12	99.93	98.12
Allowance for loan losses to total loans (end of period)	1.63	1.50	1.63	1.50
Efficiency ratio	61.57	69.83	60.73	67.97
Capital ratios:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2005	2004	2005	2004
Tier 1 capital ratio	8.63	8.63	8.63	8.63
Risk-based capital ratio	9.88	9.88	9.88	9.88
Leverage ratio	7.64	7.64	7.64	7.64
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$12.36	$11.15	$12.36	$11.15
Market value per share (end of period)*	16.00	15.50	16.00	15.50
Basic earnings per share	.71	.30	.39	.16
Diluted earnings per share	.67	.29	.36	.15

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
The bank provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities. In November 2004, the bank opened a full-service banking facility in the Sabraton area of Morgantown. In November 2003, the bank opened a temporary banking facility in the Inwood area of Martinsburg and opened a full-service permanent facility on July 5, 2005.
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
Results of Operations
Overview of the Statement of Income
For the quarter ended June 30, 2005, Centra earned $989,000 compared to $403,000 in the second quarter of 2004. These earnings equated to a return on average assets of .82% and .42% respectively and a return on average equity of 12.70% and 5.73% respectively. This improvement in profitability is essentially due to an increase in net interest income and an improvement in net interest margin associated with loan growth and an increase in interest rates.
For the six months ended June 30, 2005, Centra earned $1,825,000 compared to $764,000 for the first six months of 2004. These earnings equated to a return on average assets of .79% and .41% respectively and a return on average equity of 11.94% and 5.46% respectively. This improvement in profitability is essentially due to loan growth and four recent increases in the prime lending rate.
Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Net interest income is impacted by changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities.
Net interest income increased to $8.5 million for the first six months of 2005 from $5.8 million in the first six months of 2004. Net interest income increased to $4.4 million in the second quarter of 2005 from $3.0 million in the second quarter of 2004. These increases were due to growth in interest earning assets and an improvement in net interest margin for the periods.
Centra’s interest-earning assets and liabilities increased significantly during the second quarter and first six months of 2005 compared to 2004. The most significant areas of change were net loans, which increased to an average balance of $422.5 million for the quarter ended June 30, 2005 from $329.8 million for the quarter ended June 30, 2004 and interest-bearing liabilities which grew to an average of $386.5 million from $309.2 for the respective periods. Net loans grew to an average of $411.4 million for the six months ended June 30, 2005 from $316.3 million for the first six months of 2004. Total interest-bearing liabilities grew to $377.1 million for the six months of 2005 from $300.5 million for the first six months of 2004. These trends reflect the continued growth of Centra.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2005 and 2004 was 3.93% and 3.38% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased 1.00% in the first six months of 2005. The aforementioned loan growth for the comparable six and three month periods and the recent increases in the prime lending rate continued to increase the net interest margin, which was previously at a lower level due to the overall decline in interest rates that began in 2001 and continued to decline through 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. The prime lending rate has now increased to 6.25% as of June 30, 2005. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 2.65% in the second quarter of 2005 from 2.06% in the second quarter of 2004.
Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended				Three Months Ended
		June 30, 2005			June 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,697	$22	5.10%	$1,020	$5	2.11%
Federal funds sold	3,308	24	2.98	8,342	19	.91
Loans held for sale	1,882	32	6.87	2,260	31	5.55
Investments:
Taxable	23,032	152	2.64	23,433	109	1.87
Tax exempt	144	2	5.45	—	—	—

Loans:
Commercial	288,573	4,527	6.29	233,960	2,970	5.11
Tax exempt	2,419	47	7.82	2,285	46	8.02
Consumer	32,870	602	7.34	25,152	454	7.27
Real estate	105,659	1,574	5.98	73,366	1,012	5.55
Allowance for loan losses	(7,038)	—	—	(4,933)	—	—

Net loans	422,483	6,750	6.41	329,830	4,482	5.47

Total earning assets	452,546	6,982	6.19	364,885	4,646	5.12
Cash and due from banks	13,082			7,893
Other assets	15,703			11,668

Total assets	$481,331			$384,446

Liabilities
Deposits:
Non-interest bearing demand	$60,677	$—		$45,534	$—

NOW	49,307	188	1.53	25,588	18	0.28
Money market checking	57,556	201	1.40	63,655	175	1.10
Savings	15,251	25	0.65	12,459	20	0.66
IRAs	13,348	120	3.62	8,271	69	3.38
CDs	226,043	1,792	3.18	184,838	1,286	2.80
Short-term borrowings	15,019	89	2.38	14,355	14	0.40
Long-term borrowings	10,000	136	5.46	—	—	—

Total interest-bearing liabilities	386,524	2,551	2.65	309,166	1,582	2.06

Other liabilities	2,895			1,454

Total liabilities	450,096			356,154

Stockholders’ equity
Common stock	2,553			2,320
Paid-in capital	25,192			25,419
Accumulated earnings (deficit)	3,564			561
Unrealized gains	(74)			(8)

Total stockholders’ equity	31,235			28,292

Total liabilities and stockholders’ equity	$481,331			$384,446

Net interest spread			3.54			3.06
Impact of non-interest bearing funds on margin			.39			.32

Net interest income-margin		$4,431	3.93%		$3,064	3.38%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

		Six Months Ended			Six Months Ended
		June 30, 2005			June 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,716	$44	5.15%	$1,022	$12	2.38%
Federal funds sold	2,377	32	2.73	11,700	54	.92
Loans held for sale	1,956	60	6.27	1,661	45	5.50
Investments:
Taxable	23,122	300	2.67	23,122	194	1.68
Tax exempt	122	4	5.94	—	—	—

Loans:
Commercial	281,409	8,564	6.14	225,603	5,772	5.14
Tax exempt	2,412	94	7.86	2,245	87	7.83
Consumer	31,538	1,136	7.26	24,185	897	7.46
Real estate	102,858	3,008	5.85	69,064	1,910	5.53
Allowance for loan losses	(6,824)	—	—	(4,756)	—	—

Net loans	411,393	12,802	6.28	316,341	8,666	5.51

Total earning assets	440,686	13,242	6.06	353,846	8,971	5.10
Cash and due from banks	12,475			7,764
Other assets	14,964			11,468

Total assets	$468,125			$373,078

Liabilities
Deposits:
Non-interest bearing demand	$57,478	$—		$42,509	$—

NOW	46,426	325	1.41	24,288	35	0.29
Money market checking	59,047	382	1.31	63,532	350	1.11
Savings	14,752	47	0.65	11,827	38	.65
IRAs	11,800	204	3.49	7,974	135	3.40
CDs	217,694	3,323	3.08	178,207	2,516	2.84
Short-term borrowings	17,415	194	2.25	14,682	30	0.41
Long-term borrowings	10,000	259	5.23	—	—	—

Total interest-bearing liabilities	377,134	4,734	2.53	300,510	3,104	2.08

Other liabilities	2,679			1,923

Total liabilities	437,291			344,942

Stockholders’ equity
Common stock	2,553			2,320
Paid-in capital	25,189			25,419
Accumulated earnings (deficit)	3,166			369
Unrealized gains	(74)			28

Total stockholders’ equity	30,834			28,136

Total liabilities and stockholders’ equity	$468,125			$373,078

Net interest spread			3.53			3.02
Impact of non-interest bearing funds on margin			.37			.31

Net interest income-margin		$8,508	3.89%		$5,867	3.33%

Allowance and Provision for Loan Losses
The allowance for loan losses was $7,166, $6,394, and $5,219 as of June 30, 2005, December 31, 2004, and June 30, 2004, respectively. The provision for loan losses for the quarters ended June 30, 2005 and 2004 was $447,000 and $563,000, respectively, while the provision for loan losses for the first six months of 2005 was $884,000 compared to $928,000 for the first six months of 2004. The increase in the allowance for loan losses at June 30, 2005 compared to the previous periods was due to a continued increase in the commercial loan portfolio and an increase in risk characteristics of the portfolio.
Management records the provision for loan losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.
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
The results of this analysis at June 30, 2005, indicate that the allowance for loan losses is considered adequate to absorb probable losses inherent in the portfolio.
(Dollars in thousands)

	Six Months Ended
	June 30
	2005	2004
Allowance for loan losses
Balance, beginning of period	$6,394	$4,457

Loan charge-offs	(183)	(166)
Loan recoveries	71	—

Net charge-offs	(112)	(166)

Loan loss provision	884	928

Balance, end of period	$7,166	$5,219

Total non-performing assets and accruing loans past due 90 days are summarized as follows:
(Dollars in thousands)

	June 30
	2005	2004
Non-accrual loans:
Commercial	$160	$—
Real Estate	183	—
Consumer	73	62

Total non-accrual loans	416	62
Renegotiated loans	—	—

Total non-performing loans	416	62
Other real estate, net	—	—

Total non-performing assets	$416	$62

Accruing loans past due 30 days or more	$75	$455
Non-performing loans as a % of total loans	.09%	.02%
Allowance for loan losses as a % of non-performing loans	1,623%	8,318%
Allowance for loan losses as a % of total loans	1.63%	1.53%

The bank had ten nonaccrual loans outstanding as of June 30, 2005 totaling $416,000; four as of December 31, 2004 totaling $359,000; and five as of June 30, 2004 totaling $62,000. The bank had no other nonperforming assets or other real estate owned for the periods shown. Centra had delinquent loans in excess of 30 days past due of $75,000 as of June 30, 2005, $560,000 as of December 31, 2004, and $455,000 as of June 30, 2004. The bank had $112,000 in net charge-offs in the first six months of 2005 and $166,000 in the first six months of 2004.
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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $749,000 in the second quarter of 2005 compared to $665,000 in the second quarter of 2004. Non-interest income totaled $1,388,000 for the first six months of 2005 compared to $1,172,000 for the first six months of 2004. The overall increase in non-interest income is predominantly due to an increase in other service charges and fees. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2005 and 2004.

Service charges on deposit accounts increased to $245,000 in the second quarter of 2005 from $225,000 in the second quarter of 2004. Service charges on deposit accounts increased to $438,000 for the first six months of 2005 from $414,000 in the first six months of 2004. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 28.6% from June 30, 2004.
Other service charges and fees increased to $223,000 in the second quarter of 2005 from $152,000 in the second quarter of 2004. Other service charges and fees for the first six months of 2005 increased to $431,000 from $301,000 in the first six months of 2004. These increases resulted from the overall growth of the aforementioned deposit accounts and the growth in the loan portfolios of the bank.
Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $206,000 from such fees in the second quarter of 2005 compared to $252,000 in the second quarter of 2004. This decrease resulted from a reduced level of mortgages being refinanced when compared to the comparable volumes in 2004. Centra recognized $411,000 from such fees in the first six months of 2005 compared to $387,000 in the first six months of 2004.
Non-Interest Expense
For the second quarter of 2005, non-interest expense totaled $3,135,000 compared to $2,523,000 in the second quarter of 2004. Centra’s efficiency ratio was 60.73% for the second quarter of 2005 compared to 67.97% for the second quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2005 efficiency ratio decreased significantly despite the opening of the Sabraton banking office in 2004 and incurring additional salaries and benefits, occupancy, equipment and other costs related to that office, and the enhancement of customer service staff positions in the bank. The overall efficiency ratio decrease was due to the improvement in net interest income and non-interest income at a rate greater than the corresponding rate of increase of non-interest expense.
For the first six months of 2005, non-interest expense totaled $6,071,000 compared to $4,893,000 in the first six months of 2004. Centra’s efficiency ratio was 61.57% for the first six months of 2005 compared to 69.83% for the first six months of 2004. These changes are consistent with the changes noted in the second quarter.
Salaries and benefits totaled $1,553,000 for the quarter ended June 30, 2005 compared to $1,103,000 for the quarter ended June 30, 2004. Salaries and benefits for the six months ended June 30, 2005 was $3,024,000 compared to $2,264,000 for the first six months of 2004. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 134 full-time equivalent personnel at June 30, 2005 compared to 104 full-time equivalent personnel as of June 30, 2004. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Sabraton office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

For the quarters ended June 30, 2005 and 2004, occupancy expense totaled $251,000 and $242,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $34,000 and $24,000, respectively, while lease expense totaled $146,000 and $162,000, respectively. Centra purchased the property in Martinsburg that is the site of the Foxcroft drive-in facility in the second quarter of 2005 thereby reducing current period lease costs.
For the six months ended June 30, 2005 and 2004, occupancy expense totaled $514,000 and $478,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $67,000 and $47,000, respectively, while lease expense totaled $294,000 and $304,000, respectively.
Equipment expense totaled $288,000 in the second quarter of 2005 compared to $333,000 for the second quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $204,000 for the quarter ended June 30, 2005 and $157,000 for the quarter ended June 30, 2004. Equipment expense totaled $562,000 in the first six months of 2005 compared to $568,000 for the first six months of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $403,000 for the six months ended June 30, 2005 and $321,000 for the six months ended June 30, 2004. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Sabraton banking office and the expansion of Centra’s customer support personnel. During the second quarter of 2004, Centra significantly upgraded various computer operating systems and equipment and recognized an approximate $94,000 loss on the disposal of equipment. The upgrade in technology also increased depreciation expense recorded through June 30, 2005.
Advertising costs totaled $197,000 in the second quarter of 2005 compared to $130,000 in the second quarter of 2004. Advertising costs totaled $386,000 in the first six months of 2005 compared to $242,000 in the first six months of 2004. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2005 due to intense competition for deposits. The bank marketed more intensely in 2005 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $152,000 in the second quarter of 2005 compared to $70,000 in the second quarter of 2004. Professional fees totaled $235,000 in the first six months of 2005 compared to $120,000 for the first six months of 2004. These increases are consistent with the overall growth and complexity of the bank and the commencement and implementation of the procedures necessary to comply with the internal control provisions of the Sarbanes Oxley legislation, which are required in 2006.
Data processing costs totaled $164,000 in the second quarter of 2005 compared to $232,000 in the second quarter of 2004. Data processing costs totaled $306,000 in the first six months of 2005 compared to $446,000 in the first six months of 2004. During the fourth quarter of 2004, Centra renegotiated the existing data processing contract resulting in significant monthly savings and credits that were used to offset costs in the second quarter of 2005. Centra anticipates that 2005 data processing costs will continue to be less than comparative 2004 results.
Other operating expense totaled $530,000 in the second quarter of 2005 compared to $413,000 in the second quarter of 2004. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
Centra incurred income tax of $591,000 in the second quarter of 2005 compared to $223,000 for the second quarter of 2004. Centra incurred income tax of $1,080,000 in the first six months of 2005 compared to $422,000 for the first six months of 2004. Centra’s income tax expense has increased over prior year due to a significant increase in net income before tax.
Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 37% in 2005.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .82% and 12.70% for the second quarter of 2005 compared to .42% and 5.73% for the second quarter of 2004. Year-to-date returns on average assets and average equity were .79% and 11.94% for the first six months of 2005 and .41% and 5.46% for the first six months of 2004. The returns on average assets and average equity for 2005 have improved due to the overall increased profitability of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2005, as they did in 2004.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at June 30, 2005 were $495.2 million or an increase of $53.0 million since December 31, 2004. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $438.9 million at June 30, 2005 or an increase of $53.1 million since December 31, 2004. Short-term borrowings totaled $12.2 million at June 30, 2005 and have decreased $2.3 million since December 31, 2004.

Stockholders’ equity has increased approximately $1.8 million from December 31, 2004 due to Centra’s net income offset in part by an increase in other comprehensive loss resulting from tax-effected unrealized depreciation of investments.
Cash and Cash Equivalents
Cash and cash equivalents totaled $20.8 million as of June 30, 2005 compared to $13.3 million as of December 31, 2004, or an increase of $7.5 million.
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
Investment Securities
Investment securities totaled $22.9 million as of June 30, 2005 and $23.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $0.5 million from year-end and reflects Centra utilizing all available deposit growth and investment maturities to satisfy loan demand.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2005, the amortized cost of the bank’s investment securities totaled $23.0 million, resulting in unrealized depreciation in the investment portfolio of $107,000 and a corresponding decrease in the bank’s equity of $64,000, net of deferred income taxes. The average life of the investment portfolio is approximately 15 months.
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

The following table details total loans outstanding as of:
    (Dollars in thousands)

	June 30	December 31
	2005	2004
Commercial	$63,485	$58,391
Real estate, commercial	231,667	211,472
Real estate, mortgage	109,409	97,874
Consumer	34,022	29,177

Total loans	$438,583	$396,914

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $438.9 million at June 30, 2005.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2005, non-interest bearing deposits totaled $62.4 million compared to $54.6 million at December 31, 2004. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $376.5 million at June 30, 2005 compared to $331.3 million at December 31, 2004. Average interest-bearing liabilities totaled $386.5 million during the second quarter of 2005 compared to $309.2 million for the second quarter of 2004. Average interest-bearing liabilities totaled $377.1 million for the first six months of 2005 compared to $300.5 million for the first six months of 2004. Average non-interest bearing demand deposits totaled $60.7 million for the second quarter of 2005 compared to $45.5 million for the second quarter of 2004. Average non-interest bearing demand deposits totaled $57.5 million for the first six months of 2005 compared to $42.5 million for the first six months of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At June 30, 2005, short-term borrowings totaled $12.2 million compared to $14.5 million at December 31, 2004.
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
Capital/Stockholders’ Equity
At June 30, 2005, accumulated other comprehensive loss totaled $(64,000) compared to $(38,000) at December 31, 2004. This represents an increase in net unrealized losses on available-for-sale securities at June 30, 2005, net of income taxes due to an increase in the overall investment interest rate environment. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2005, Centra Bank has $9.9 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2004 Form 10-K. At June 30, 2005, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $10 million trust preferred offering qualifying as Tier 1 capital for regulatory purposes.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $10.8 million and $7.6 million at June 30, 2005 and December 31, 2004, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2005 and December 31, 2004 was $87.9 million and $87.0 million, respectively.
Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At June 30, 2005 and December 31, 2004, Centra had $5.2 million and $7.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of June 30, 2005 in the declining rate scenarios. This non-compliance issue is due to certain interest — bearing liabilities reaching the floor of 0% prior to the full 1% forecasted decline in interest rates. Interest-earning assets can decline the full 1% thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2005.
     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$1,300	6.8%
200	875	4.6
100	455	2.4
-100	(499)	(2.6)

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
Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003 with the permanent facility opening on July 5, 2005. The Sabraton office and drive-in facility was opened in November, 2004. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 12, 2005, Centra Financial Holdings, Inc. held its annual meeting in the Suncrest Office, Morgantown, West Virginia. Over 78% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:
Three directors of Centra Financial were re-elected. Directors of Centra Financial who continue to serve after the 2004 annual meeting include James W. Dailey II, Douglas J. Leech, Mark R. Nesselroad, Parry Petroplus, Paul T. Swanson, and Bernard G. Westfall.
Shareholder voting results (these totals have been restated to reflect cumulative voting):

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes
Arthur Gabriel	6,002,244	0	1,089	0	N/A
Robert A. McMillan	6,002,244	0	1,089	0	N/A
Milan Puskar	6,002,244	0	1,089	0	N/A
Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2005.

					Broker
	For	Withheld	Against	Abstain	Non-votes

Ernst & Young, LLP	5,963,403	0	378,573	0	N/A
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
(a)	The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	On August 8, 2005, Centra filed Form 8-K with the U. S. Securities and Exchange Commission containing a Second Quarter 2005 Quarterly Report outlining second quarter results.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2005	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer