Form 10-Q
period 2005-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2005-11-14
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 2b-2 of the Exchange Act). Yes ☐   No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
As of October 31, 2005, the number of shares outstanding of the registrant’s only class of common stock was 2,554,156.

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-8 of this report.

Consolidated Balance Sheets at September 30, 2005 and December 31, 2004
Consolidated Statements of Income for the Nine Months and Three Months ended September 30, 2005 and September 30, 2004
Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2005 and September 30, 2004

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2005 and September 30, 2004
Notes to Consolidated Financial Statements

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
Item 6. Exhibits and Reports on Form 8-K
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in thousands, except Per Share Data)

	September 30	December 31
	2005	2004
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$12,322	$9,632
Interest-bearing deposits in other banks	1,487	1,569
Federal funds sold	21,689	2,144

Total cash and cash equivalents	35,498	13,345

Available-for-sale securities, at fair value (amortized cost of $29,810 at September 30, 2005 and $23,449 at December 31, 2004)	29,816	23,386

Loans, net of unearned income	445,322	396,914
Allowance for loan losses	(7,262)	(6,394)

Net loans	438,060	390,520

Premises and equipment, net	9,103	7,098
Loans held for sale	1,694	1,285
Other assets	9,345	6,650

Total assets	$523,516	$442,284

Liabilities
Deposits
Non-interest bearing	$67,918	$54,559
Interest bearing	395,331	331,263

Total deposits	463,249	385,822

Short-term borrowings	14,033	14,507
Long-term debt	10,000	10,000
Other liabilities	3,543	2,210

Total liabilities	490,825	412,539

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,554,156 and 2,552,506 issued and outstanding on September 30, 2005 and December 31, 2004, respectively	2,554	2,552
Additional paid-in capital	25,202	25,185
Accumulated earnings	4,931	2,046
Accumulated other comprehensive gain (loss)	4	(38)

Total stockholders’ equity	32,691	29,745

Total liabilities and stockholders’ equity	$523,516	$442,284

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004

Interest income
Loans, including fees	$20,034	$13,638	$7,267	$5,004
Loans held for sale	118	73	58	28
Securities available-for-sale	463	321	160	127
Interest-bearing bank balances	62	19	18	7
Federal funds sold	149	78	117	24

Total interest income	20,826	14,129	7,620	5,190

Interest expense
Deposits	6,993	4,775	2,712	1,701
Short-term borrowings	286	61	92	31
Long – term debt	407	13	148	13

Total interest expense	7,686	4,849	2,952	1,745

Net interest income	13,140	9,280	4,668	3,445

Provision for loan losses	1,001	1,563	117	635

Net interest income after provision for loan losses	12,139	7,717	4,551	2,810

Other income
Service charges on deposit accounts	665	639	227	225
Other service charges and fees	662	484	231	183
Secondary market income	759	567	348	180
Security losses	(79)	—	(79)	—
Other	218	109	110	39

Total other income	2,225	1,799	837	627

Other expense
Salary and employee benefits	4,781	3,467	1,757	1,203
Occupancy expense	1,004	724	490	246
Equipment expense	872	805	310	237
Advertising	601	350	215	108
Professional fees	323	257	88	137
Data processing	523	692	217	246
Other	1,673	1,177	629	402

Total other expense	9,777	7,472	3,706	2,579

Net income before income taxes	4,587	2,044	1,682	858

Income tax expense	1,702	730	622	308

Net income	$2,885	$1,314	$1,060	$550

Basic net income per share	$1.13	$.51	$.42	$.22
Diluted net income per share	$1.06	$.49	$.38	$.21
Basic weighted average shares outstanding	2,553,274	2,552,605	2,554,156	2,552,605
Diluted weighted average shares outstanding	2,731,342	2,679,377	2,758,081	2,679,364

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	Income	Total

Balance, January 1, 2004	$2,320	$25,419	$42	$57	$27,838
Comprehensive income:
Net income	—	—	1,314	—	1,314
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of income taxes of $32	—	—	—	(48)	(48)

Total comprehensive income					1,266

Balance, September 30, 2004	$2,320	$25,419	$1,356	$9	$29,104

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
Issuance of common stock	2	17	—	—	19
Comprehensive income:
Net income	—	—	2,885	—	2,885
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income taxes of ($28)	—	—	—	42	42

Total comprehensive income					2,927

Balance, September 30, 2005	$2,554	$25,202	$4,931	$4	$32,691

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2005	2004

Operating activities
Net income	$2,885	$1,314
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(1)	(11)
Amortization of premiums on securities	10	174
Loss on sale of securities	79	—
Provision for loan losses	1,001	1,563
Deferred income tax expense	476	673
(Gain) loss on disposal of premises and equipment	(2)	95
Depreciation	789	555
Loans originated for sale	(52,647)	(42,236)
Proceeds of loans sold	52,949	40,815
Gain on sale of loans	(711)	(567)
Increase (decrease) in other liabilities	1,333	(516)
Increase in other assets	(1,382)	(1,377)

Net cash provided by operating activities	4,779	482

Investing activities
Purchases of life insurance	(2,792)	(113)
Purchases of premises and equipment	(1,817)	(1,365)
Purchases of available-for-sale securities	(14,350)	(22,374)
Sales and maturities of available-for-sale securities	7,902	22,527
Net increase in loans made to customers	(48,541)	(86,633)

Net cash used in investing activities	(59,598)	(87,958)

Financing activities
Net increase in deposits	77,427	78,261
Net decrease in securities sold under agreement to repurchase	(474)	(2,843)
Proceeds of stock offering	19	—
Proceeds from long term debt	—	10,000

Net cash provided by financing activities	76,972	85,418

Increase (decrease) in cash and cash equivalents	22,153	(2,058)

Cash and cash equivalents — beginning of period	13,345	23,751

Cash and cash equivalents — end of period	$35,498	$21,693

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
Note B — Basis of Presentation
These consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2004, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2005 and 2004, stock options to purchase 843,066 and 661,980 shares at an average price of $11.59 and $10.89, respectively, were outstanding. For the three months ended September 30, 2005 and 2004, the dilutive effect of stock options was 203,925 and 126,759 shares, respectively. For the nine months ended September 30, 2005 and 2004, the dilutive effect of stock options was 178,068 and 126,772.
Note D — Stock Based Compensation
Centra has nonqualified and incentive stock option plans for certain key employees and directors. Centra currently accounts for its stock options under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and Related Interpretations. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Consolidated Statements of Income. Had compensation expense been determined using the fair value method, pro forma net income for the nine and three months ended September 30, 2005 and 2004 would have been as follows:
     (Dollars in Thousands, Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income as reported	$2,885	$1,314	$1,060	$550
Stock based compensation using fair value method, net of tax	(343)	(185)	(63)	(54)

Pro forma net income	$2,542	$1,129	$997	$496

Basic earnings per share as reported	$1.13	$.51	$.42	$.22
Diluted earnings per share as reported	$1.06	$.49	$.38	$.21
Proforma basic earnings per share	$1.00	$.44	$.39	$.19
Proforma diluted earnings per share	$.93	$.42	$.36	$.19
For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.09% and 0.00% for 2005 and 2004, respectively, and a weighted-average expected life of the options of 7 years for 2005 and 2004. No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.
Note E — Recent Accounting Pronouncements
Share-Based Payment
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (SFAS 123R), which is a revision to SFAS 123, Accounting for Stock-Based Compensation. SFAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement will become effective January 1, 2006 for all share-based awards granted after the effective date. SFAS 123R requires that all share-based awards be valued at fair value on the grant date and that compensation expense be recognized based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The adoption of this standard is expected to have an unfavorable $.06 per share impact on earnings per share for 2006.
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
At September 30, 2005 and 2004 and for the Nine and Three Months Ended September 30, 2005 and 2004:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2005	2004	2005	2004

Net income to:
Average assets	.80%	.45%	.83%	.53%
Average stockholders’ equity	12.30	6.18	12.97	7.55
Net interest margin	3.91	3.40	3.93	3.51

Average stockholders’ equity to average assets	6.53	7.34	6.43	6.99
Total loans to total deposits (end of period)	96.13	100.46	96.13	100.46
Allowance for loan losses to total loans (end of period)	1.63	1.52	1.63	1.52
Efficiency ratio	63.63	67.44	67.32	63.33
Capital ratios:
Tier 1 capital ratio	8.00	10.82	8.00	10.82
Risk-based capital ratio	11.70	12.07	11.70	12.07
Leverage ratio	6.50	9.40	6.50	9.40
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$12.83	$11.40	$12.83	$11.40
Market value per share (end of period)*	16.25	14.09	16.25	14.09
Basic earnings per share	1.13	.51	.42	.22
Diluted earnings per share	1.06	.49	.38	.21

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
Results of Operations
Overview of the Statement of Income
For the quarter ended September 30, 2005, Centra earned $1,060,000 compared to $550,000 in the third quarter of 2004. These earnings equated to a return on average assets of .83% and .53% respectively and a return on average equity of 12.97% and 7.55% respectively. This improvement in profitability is essentially due to an increase in net interest income and an improvement in net interest margin associated with loan growth and an increase in market interest rates.
For the nine months ended September 30, 2005, Centra earned $2,885,000 compared to $1,314,000 for the first nine months of 2004. These earnings equated to a return on average assets of .80% and .45% respectively and a return on average equity of 12.30% and 6.18% respectively. This improvement in profitability is essentially due to loan growth and eight recent increases in the prime lending rate since September 30, 2004.
Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities while interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for the bank. Net interest income is impacted by changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities.
Net interest income increased to $4.7 million in the third quarter of 2005 from $3.4 million in the third quarter of 2004. Net interest income increased to $13.1 million for the first nine months of 2005 from $9.3 million in the first nine months of 2004. These increases were due to growth in interest earning assets and an improvement in net interest margin for the periods.
Centra’s interest-earning assets and liabilities increased significantly during the third quarter and first nine months of 2005 compared to 2004. The most significant areas of change were net loans, which increased to an average balance of $431.0 million for the quarter ended September 30, 2005 from $360.4 million for the quarter ended September 30, 2004 and interest-bearing liabilities which grew to an average of $404.2 million from $335.0 for the respective periods. Net loans grew to an average of $418.0 million for the nine months ended September 30, 2005 from $331.1 million for the first nine months of 2004. Total interest-bearing liabilities grew to $386.2 million for the nine months of 2005 from $311.8 million for the first nine months of 2004. These trends reflect the continued growth of Centra.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2005 and 2004 was 3.93% and 3.51% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased eight times for a total increase of 2.00% since September 30, 2004.

The aforementioned loan growth for the comparable nine and three month periods and the recent increases in the prime lending rate continued to increase the net interest margin. The net interest margin was previously at a lower level due to the overall decline in interest rates that began in 2001 and continued to decline through 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. The prime lending rate has now increased to 6.75% as of September 30, 2005. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 2.90% in the third quarter of 2005 from 2.07% in the third quarter of 2004.
Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2005			September 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,516	$18	4.69%	$1,015	$7	2.89%
Federal funds sold	13,528	117	3.43	7,977	24	1.20
Loans held for sale	4,109	58	5.61	1,649	28	6.70
Investments:
Taxable	23,148	158	2.72	22,215	127	1.87
Tax exempt	214	3	5.22	47	1	5.83

Loans:
Commercial	290,529	4,882	6.67	250,578	3,311	5.26
Tax exempt	2,422	48	7.78	2,456	50	8.11
Consumer	36,133	671	7.37	26,673	489	7.30
Real estate	109,103	1,684	6.12	86,139	1,173	5.42
Allowance for loan losses	(7,189)	—	—	(5,491)	—	—

Net loans	430,998	7,285	6.71	360,355	5,023	5.55

Total earning assets	473,513	7,639	6.40	393,258	5,210	5.27
Cash and due from banks	12,951			9,078
Other assets	18,069			12,001

Total assets	$504,533			$414,337

Liabilities
Deposits:
Non-interest bearing demand	$64,705	$—		$48,581	$—

NOW	50,925	231	1.80	37,650	50	0.53
Money market checking	58,444	247	1.68	61,526	173	1.12
Savings	15,768	33	0.82	13,406	23	0.67
IRAs	14,536	134	3.65	8,767	73	3.32
CDs	241,127	2,068	3.40	197,491	1,382	2.78
Short-term borrowings	13,382	92	2.73	14,983	31	0.82
Long-term borrowings	10,000	147	5.86	1,196	13	4.17

Total interest-bearing liabilities	404,182	2,952	2.90	335,019	1,745	2.07

Other liabilities	3,222			1,760

Total liabilities	472,109			385,360

Stockholders’ equity
Common stock	2,554			2,320
Paid-in capital	25,203			25,419
Accumulated earnings	4,723			1,229
Unrealized gains (losses)	(56)			9

Total stockholders’ equity	32,424			28,977

Total liabilities and stockholders’ equity	$504,533			$414,337

Net interest spread			3.50			3.20
Impact of non-interest bearing funds on margin			.43			.31

Net interest income-margin		$4,687	3.93%		$3,465	3.51%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2005			September 30, 2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,648	$62	5.00%	$1,020	$19	2.55%
Federal funds sold	6,135	149	3.25	10,450	78	.99
Loans held for sale	2,682	118	5.89	1,657	73	5.90
Investments:
Taxable	23,130	459	2.65	22,817	321	1.87
Tax exempt	153	6	5.61	16	1	5.82

Loans:
Commercial	284,482	13,446	6.32	233,989	9,083	5.18
Tax exempt	2,415	141	7.83	2,316	137	7.93
Consumer	33,086	1,808	7.30	25,021	1,386	7.40
Real estate	104,963	4,692	5.96	74,797	3,083	5.53
Allowance for loan losses	(6,946)	—	—	(5,003)	—	—

Net loans	418,000	20,087	6.42	331,120	13,689	5.52

Total earning assets	451,748	20,881	6.18	367,080	14,181	5.16
Cash and due from banks	12,636			8,205
Other assets	16,016			11,646

Total assets	$480,400			$386,931

Liabilities
Deposits:
Non-interest bearing demand	$59,913	$—		$44,862	$—

NOW	47,942	556	1.55	28,774	85	0.40
Money market checking	58,844	629	1.43	62,859	523	1.11
Savings	15,094	80	0.71	12,357	61	.66
IRAs	12,723	338	3.55	8,241	208	3.37
CDs	225,590	5,390	3.19	184,367	3,898	2.82
Short-term borrowings	16,056	286	2.38	14,783	61	0.55
Long-term borrowings	10,000	407	5.44	401	13	4.17

Total interest-bearing liabilities	386,249	7,686	2.66	311,782	4,849	2.08

Other liabilities	2,868			1,868

Total liabilities	449,030			358,512

Stockholders’ equity
Common stock	2,553			2,320
Paid-in capital	25,194			25,419
Accumulated earnings	3,691			644
Unrealized gains (losses)	(68)			36

Total stockholders’ equity	31,370			28,419

Total liabilities and stockholders’ equity	$480,400			$386,931

Net interest spread			3.52			3.08
Impact of non-interest bearing funds on margin			.39			.32

Net interest income-margin		$13,195	3.91%		$9,332	3.40%

Allowance and Provision for Loan Losses
The allowance for loan losses was $7,262,000, $6,394,000, and $5,814,000 as of September 30, 2005, December 31, 2004, and September 30, 2004, respectively. The increase in the allowance for loan losses at September 30, 2005 compared to the previous periods was due to a continued increase in the loan portfolio and the results of Centra’s ongoing evaluation of economic conditions. This evaluation resulted in an increase in certain risk characteristics of the portfolio associated with rising interest rates exerting increasing cash-flow pressures on variable rate borrowers and the increasing costs of petroleum products. The provision for loan losses for the quarters ended September 30, 2005 and 2004 was $117,000 and $635,000, respectively, while the provision for loan losses for the first nine months of 2005 was $1,001,000 compared to $1,563,000 for the first nine months of 2004.
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
The results of this analysis at September 30, 2005, indicate that the allowance for loan losses is considered adequate to absorb probable losses inherent in the portfolio.

	Nine Months Ended
	September 30
(Dollars in thousands)	2005	2004

Allowance for loan losses
Balance, beginning of period	$6,394	$4,457

Loan charge-offs	(274)	(207)
Loan recoveries	141	1

Net charge-offs	(133)	(206)

Loan loss provision	1,001	1,563

Balance, end of period	$7,262	$5,814

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2005	2004
Non-accrual loans:
Commercial	$84	$84
Real Estate	51	—
Consumer	—	53

Total non-accrual loans	135	137
Renegotiated loans	—	—

Total non-performing loans	135	137
Other real estate, net	205	—

Total non-performing assets	$340	$137

Accruing loans past due 30 days or more	$258	$382
Non-performing loans as a % of total loans	.06%	.04%
Allowance for loan losses as a % of non-performing loans	5,279%	4,144%
Allowance for loan losses as a % of total loans	1.63%	1.52%
The bank had seven nonaccrual loans outstanding as of September 30, 2005 totaling $135,000; four as of December 31, 2004 totaling $359,000; and eight as of September 30, 2004 totaling $137,000. The bank had one parcel of other real estate owned as of September 30, 2005 and no real estate owned for the prior periods shown. Centra had delinquent loans in excess of 30 days past due of $258,000 as of September 30, 2005, $560,000 as of December 31, 2004, and $382,000 as of September 30, 2004. The bank had $133,000 in net charge-offs in the first nine months of 2005 and $206,000 in the first nine months of 2004.
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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $837,000 in the third quarter of 2005 compared to $627,000 in the third quarter of 2004. Non-interest income totaled $2,225,000 for the first nine months of 2005 compared to $1,799,000 for the first nine months of 2004. The overall increase in non-interest income is predominantly due to an increase in other service charges and fees and secondary market income. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2005 and 2004.
Service charges on deposit accounts increased to $227,000 in the third quarter of 2005 from $225,000 in the third quarter of 2004. Service charges on deposit accounts increased to $665,000 for the first nine months of 2005 from $639,000 in the first nine months of 2004. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 24.7% from September 30, 2004 to September 30, 2005.
Other service charges and fees increased to $231,000 in the third quarter of 2005 from $183,000 in the third quarter of 2004. Other service charges and fees for the first nine months of 2005 increased to $662,000 from $484,000 in the first nine months of 2004. These increases resulted from the overall growth of the aforementioned deposit accounts and in the loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $348,000 from such fees in the third quarter of 2005 compared to $180,000 in the third quarter of 2004. This increase resulted from an increased level of mortgages being refinanced and new construction when compared to the comparable volumes in 2004 and a higher profit margin on individual loans. Centra recognized $759,000 from such fees in the first nine months of 2005 compared to $567,000 in the first nine months of 2004.
In connection with its asset liability management process, Centra recognized $79,000 of net losses from security transactions during the third quarter of 2005. This compares to no recognized gains or losses in the prior year. These available-for-sale securities were sold as part of a profit enhancement initiative developed by the ALCO committee during the third quarter of 2005 to improve the long-term profitability of the bank.
Non-Interest Expense
For the third quarter of 2005, non-interest expense totaled $3,706,000 compared to $2,579,000 in the third quarter of 2004. Centra’s efficiency ratio was 67.32% for the third quarter of 2005 compared to 63.33% for the third quarter of 2004. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2005 efficiency ratio increased slightly due to the recognition of $165,000 of lease termination costs for the Foxcroft Avenue office in Martinsburg and the acceleration of $60,000 in depreciation of leasehold improvements, the opening of the Sabraton banking office in November 2004 and incurring additional salaries and benefits, occupancy, equipment and other costs related to that office, and the enhancement of customer service staff positions in the bank.
For the first nine months of 2005, non-interest expense totaled $9,777,000 compared to $7,472,000 in the first nine months of 2004. Centra’s efficiency ratio was 63.63% for the first nine months of 2005 compared to 67.44% for the first nine months of 2004. These changes reflect Centra’s successful efforts to control noninterest expenses and to maximize net interest income and fee income.

Salaries and benefits totaled $1,757,000 for the quarter ended September 30, 2005 compared to $1,203,000 for the quarter ended September 30, 2004. Salaries and benefits for the nine months ended September 30, 2005 was $4,781,000 compared to $3,467,000 for the first nine months of 2004. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 143 full-time equivalent personnel at September 30, 2005 compared to 101 full-time equivalent personnel as of September 30, 2004. This increase is due to the addition of customer support and operations personnel to support growth, increased retail and customer service personnel, and the staffing of the Sabraton office. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended September 30, 2005 and 2004, occupancy expense totaled $490,000 and $246,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $99,000 and $25,000, respectively, while lease expense totaled $297,000 and $165,000, respectively. Depreciation expense increased in 2005 due to the acceleration of $60,000 in depreciation on leasehold improvements to coincide with the lease termination date of March 31, 2006 on its temporary main office facility in Martinsburg, WV. In the second quarter of 2005, Centra purchased property in Martinsburg that is the current site of a drive-in facility, thereby eliminating current period lease costs for that facility. Centra plans to construct a full-service banking facility on this site and relocate the main banking office. Centra has negotiated a lease termination fee for vacating the existing property prior to the conclusion of the original lease terms. In accordance with the negotiated terms, Centra has accrued $165,000 as a termination fee.
For the nine months ended September 30, 2005 and 2004, occupancy expense totaled $1,004,000 and $724,000, respectively. Included in net occupancy expense for the respective periods is depreciation of leasehold improvements and premises totaling $166,000 and $72,000, respectively, while lease expense totaled $592,000 and $470,000, respectively. The most significant portion of the increase is due to the $165,000 accrual for the lease termination and the acceleration of depreciation of leasehold improvements previously discussed.
Equipment expense totaled $310,000 in the third quarter of 2005 compared to $237,000 for the third quarter of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $219,000 for the quarter ended September 30, 2005 and $162,000 for the quarter ended September 30, 2004. Equipment expense totaled $872,000 in the first nine months of 2005 compared to $805,000 for the first nine months of 2004. Included in equipment expense is depreciation of furniture, fixtures and equipment of $623,000 for the nine months ended September 30, 2005 and $483,000 for the nine months ended September 30, 2004. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Sabraton banking office and the expansion of Centra’s customer support personnel. During the second quarter of 2004, Centra significantly upgraded various computer operating systems and equipment and recognized an approximate $94,000 loss on the disposal of equipment. The upgrade in technology also increased depreciation expense recorded through September 30, 2005.
Advertising costs totaled $215,000 in the third quarter of 2005 compared to $108,000 in the third quarter of 2004. Advertising costs totaled $601,000 in the first nine months of 2005 compared to $350,000 in the first nine months of 2004. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2005 due to intense competition for deposits. The bank has marketed more intensely in 2005 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $88,000 in the third quarter of 2005 compared to $137,000 in the third quarter of 2004. This decrease reflects expenses incurred in 2004 to begin the implementation of Section 404 of the Sarbanes-Oxley Act, which has now been postponed for non-accelerated filers until December 31, 2007. Professional fees totaled $323,000 in the first nine months of 2005 compared to $257,000 for the first nine months of 2004. The nine month comparative increases are consistent with the overall growth and complexity of the bank and the commencement and implementation of the procedures necessary to comply with the internal control provisions of the Sarbanes-Oxley legislation, which are required in 2007.
Data processing costs totaled $217,000 in the third quarter of 2005 compared to $246,000 in the third quarter of 2004. Data processing costs totaled $523,000 in the first nine months of 2005 compared to $692,000 in the first nine months of 2004. During the fourth quarter of 2004, Centra renegotiated the existing data processing contract resulting in significant monthly savings and credits that were used to offset costs in the second quarter of 2005. Centra anticipates that 2005 data processing costs will continue to be less than comparative 2004 results.
Other operating expense totaled $629,000 in the third quarter of 2005 compared to $402,000 in the third quarter of 2004. Other operating expense totaled $1,673,000 in the first nine months of 2005 compared to $1,177,000 in the first nine months of 2004. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
Centra anticipates that income tax expense will be incurred at an effective annual tax rate approximating 37% in 2005 compared to 36.5% in 2004. Accordingly, the effective rate for the third quarter of 2005 was 37.0% compared to 35.9% in the third quarter of 2004. The effective tax rate for the first nine months of 2005 was 37.1% compared to 35.7% for the first nine months of 2004.
Centra incurred income tax of $622,000 in the third quarter of 2005 compared to $308,000 for the third quarter of 2004. Centra incurred income tax of $1,702,000 in the first nine months of 2005 compared to $730,000 for the first nine months of 2004. Centra’s income tax expense has increased over prior year due to a significant increase in net income before tax.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .83% and 12.97% for the third quarter of 2005 compared to .53% and 7.55% for the third quarter of 2004. Year-to-date returns on average assets and average equity were .80% and 12.30% for the first nine months of 2005 and .45% and 6.18% for the first nine months of 2004. The returns on average assets and average equity for 2005 have improved due to the overall increased profitability of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2005, as they did in 2004.

The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at September 30, 2005 were $523.5 million or an increase of $81.2 million since December 31, 2004. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $463.2 million at September 30, 2005 or an increase of $77.4 million since December 31, 2004. Short-term borrowings totaled $14.0 million at September 30, 2005 and have decreased $0.5 million since December 31, 2004.
Stockholders’ equity has increased approximately $2.9 million from December 31, 2004 due to Centra’s net income in addition to a small increase in other comprehensive income resulting from tax-effected unrealized appreciation of investments.
Cash and Cash Equivalents
Cash and cash equivalents totaled $35.5 million as of September 30, 2005 compared to $13.3 million as of December 31, 2004, or an increase of $22.2 million.
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
Investment Securities
Investment securities totaled $29.8 million as of September 30, 2005 and $23.4 million as of December 31, 2004. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $6.4 million from year-end and reflects Centra utilizing short-term agency securities to provide additional yield while maintaining adequate liquidity to satisfy loan demand.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2005, the amortized cost of the bank’s investment securities totaled $29.8 million, resulting in unrealized appreciation in the investment portfolio of $6,000 and a corresponding increase in the bank’s equity of $4,000, net of deferred income taxes. The average life of the investment portfolio is approximately 16 months.
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
The following table details total loans outstanding as of:

	September 30	December 31
(Dollars in thousands)	2005	2004
Commercial	$63,492	$58,391
Real estate, commercial	231,849	211,472
Real estate, mortgage	111,052	97,874
Consumer	38,929	29,177

Total loans	$445,322	$396,914

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2005.
Loan Concentration
With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building and general contracting industry and the real estate leasing industry. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $463.2 million at September 30, 2005.
Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2005, non-interest bearing deposits totaled $67.9 million compared to $54.6 million at December 31, 2004. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $395.3 million at September 30, 2005 compared to $331.3 million at December 31, 2004. Average interest-bearing liabilities totaled $404.2 million during the third quarter of 2005 compared to $335.0 million for the third quarter of 2004. Average interest-bearing liabilities totaled $386.2 million for the first nine months of 2005 compared to $311.8 million for the first nine months of 2004. Average non-interest bearing demand deposits totaled $64.7 million for the third quarter of 2005 compared to $48.6 million for the third quarter of 2004. Average non-interest bearing demand deposits totaled $59.9 million for the first nine months of 2005 compared to $44.9 million for the first nine months of 2004. Management will continue to emphasize deposit gathering in 2005 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At September 30, 2005, short-term borrowings totaled $14.0 million compared to $14.5 million at December 31, 2004.
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
Capital/Stockholders’ Equity
At September 30, 2005, accumulated other comprehensive gain totaled $4,000 compared to an accumulated other comprehensive loss of $(38,000) at December 31, 2004. This represents an increase in net unrealized gains on available-for-sale securities at September 30, 2005, net of income taxes, due to an increase in the overall investment interest rate environment and the sale of certain securities to improve the overall yield and maturity structure of the investment portfolio. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2005, Centra Bank has $10.6 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2004 Form 10-K. At September 30, 2005, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $10 million trust preferred offering qualifying as Tier 1 capital for regulatory purposes.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $9.8 million and $7.6 million at September 30, 2005 and December 31, 2004, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2005 and December 31, 2004 was $97.1 million and $87.0 million, respectively.
Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At September 30, 2005 and December 31, 2004, Centra had $7.6 million and $7.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is not in compliance with this policy as of September 30, 2005 in the 4% declining rate scenario. This non-compliance issue is due to certain interest–bearing liabilities reaching the floor of 0% prior to the full forecasted decline in interest rates. Interest-earning assets can decline the full change thereby exerting downward pressure on the margin. If this decline in interest rates were to occur, Centra would initiate a plan to continue utilization of floors on commercial loans, consider increasing fee income, and initiate cost cutting measures. Centra would also consider the use of derivatives to mitigate interest rate risk. However, considering the current level of interest rates, management does not consider it likely that a 1% decline in rates would occur. The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2005.

	Immediate	Estimated Increase
	Interest Rate Change	(Decrease) in Net
(Dollars in Thousands)	(in Basis Points)	Interest Income
	300	$1,642	8.0%
	200	1,102	5.4
	100	561	2.7
	-100	(580)	(2.8)
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
Future Outlook
The bank’s results of operations in the third quarter of 2005 represent a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
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
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports
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

November 11, 2005	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer