Form 10-K
period 2005-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2006-03-20
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from          to
Commission file number: 333-93437
Centra Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)

West Virginia	55-0770610
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

990 Elmer Prince Drive, Morgantown, WV	26505
(Address of principal executive offices)	(Zip Code)
(Registrant’s telephone number, including area code) (304) 598-2000
(Former name, former address and former fiscal year, if changed since last report) [None]
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

[Common Stock, $1 par value per share]	None
Securities registered pursuant to Section 12(g) of the Act: Common Stock
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period from January 1, 2006 to February 28, 2006, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2005 was $30,945,000. For this purpose, certain executive officers and directors are considered affiliates.
      Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 11, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
      Centra operates offices in the Suncrest, Waterfront, Cheat Lake, and Sabraton areas of Morgantown, and the Williamsport Pike, Foxcroft Avenue, and South Berkeley areas of Martinsburg, West Virginia. At December 31, 2005, Centra had total assets of $550.8 million, total loans of $463.5 million, total deposits of $484.5 million, and total stockholders’ equity of $33.9 million.
      Centra’s business activities are currently confined to a single segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), seven automobile drive-in facilities, banking by phone, and Internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.
      During 2005, Centra established Title Services Inc., a subsidiary of Centra Bank, Inc. Title Services is authorized to sell title insurance by the West Virginia Insurance Commission and the West Virginia Division of Banking. Title Services offers a full line of title insurance products which are underwritten through an independent title insurance company.
      At December 31, 2005, Centra had 164 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Internet Web site is www.centrabank.com.
      Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans, and deposits due to overwhelming community and customer support, both in the Monongalia and Berkeley county markets.
      During 2005, Centra continued to focus on internal growth as the primary method for reaching performance goals. Centra continuously reviews key performance indicators to measure our success.
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
Recent Additions
      During the third quarter of 2005, Centra opened a full-service banking facility in Inwood, Berkeley County, West Virginia. This full-service banking facility replaced the temporary office on an adjacent site that Centra operated pending the completion of the permanent facility.

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
      Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified three areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank, although new loan requests in those areas are more closely scrutinized before approving additional loans in those categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley County, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland, and Ohio.
Commercial Loans
      At December 31, 2005, Centra had outstanding approximately $305.3 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 66% of the total aggregate loan portfolio as of that date.
      Lending Practices. Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment and the risk involved. Extensions of credit to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $2.0 million require board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.
      Centra presents all new loans with an aggregate outstanding balance greater than $100,000 to the board of directors on a monthly basis. If deterioration in credit worthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on nonaccrual status.
Consumer Loans
      At December 31, 2005, Centra had outstanding consumer loans in an aggregate amount of approximately $42.5 million or approximately 9% of the aggregate total loan portfolio.
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
      Centra offers credit life insurance and accident and health insurance to all qualified buyers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.
Real Estate Loans
      At December 31, 2005, Centra had approximately $115.7 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 25% of total loans outstanding.
      Lending Practices. Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting. Loans made in this lending category are generally one to three-year adjustable rate, fully amortizing mortgages. Centra also originates fixed or adjustable rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney’s opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, full appraisals are obtained for all mortgage loans. Appraisals are obtained from licensed appraisers.
      Home Equity Loans. Home equity lines of credit are generally made as second mortgages by Centra. The maximum amount of a home equity line of credit is generally limited to 80% of the appraised value of the property less the balance of the first mortgage. Centra will lend up to 100% of the appraised value of the property at higher interest rates which are considered compatible with the additional risk assumed in these types of loans. The home equity lines of credit are written with 20-year terms, but are subject to review upon request for renewal.
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
Competition
      Centra experiences significant competition in attracting depositors and borrowers. Competition in lending activities comes principally from other commercial banks, savings associations, insurance companies, governmental agencies, credit unions, brokerage firms, and pension funds. The primary factors in competing for loans are interest rate and overall lending services. Competition for deposits comes from other commercial banks, savings associations, money market funds, and credit unions as well as from insurance companies and brokerage firms. The primary factors in competing for deposits are interest rates paid on deposits, account liquidity, convenience of office location, and overall financial condition. Centra believes that its size and community approach provide flexibility, which enables the bank to offer an array of banking products and services.
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
Supervision and Regulation
      The following is a summary of certain statutes and regulations affecting Centra and its subsidiaries, and is qualified in its entirety by reference to such statutes and regulations:
      Bank Holding Company Regulation. Centra is a bank holding company under the Bank Holding Company Act of 1956, which restricts the activities of Centra and any acquisition by Centra of voting stock or assets of any bank, savings association, or other company. Centra is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Centra’s subsidiary bank, Centra Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Centra or its subsidiaries, investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances, or letters of credit on behalf of Centra and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Centra and other subsidiaries. Centra is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Centra and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Centra or its subsidiaries.
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
      Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, Centra’s chief executive officer and chief financial officer are each required to certify that Centra’s Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining, and regularly evaluating the effectiveness of Centra’s internal controls; they have made certain disclosures to Centra’s auditors and the audit committee of the Board of Directors about Centra’s internal controls; and they have included information in Centra’s Quarterly and Annual Reports about their evaluation and whether there have been significant changes in Centra’s internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation. Effective in 2007, Section 404 of Sarbanes-Oxley will become applicable to Centra.
      The Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999) permits bank holding companies to become financial holding companies. This allows them to affiliate with securities firms and insurance companies, and to engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.
      The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed, and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Centra in particular have yet to be determined because of that Act’s recent adoption.
      Banking Subsidiary Regulation. Centra Bank was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.
      International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act). The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several provisions designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c)require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.
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
Limits on Dividends
      Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $12,053,000 available for dividends at January 1, 2006.
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
      The monetary policies of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to have significant effects in the future. In view of the changing conditions in the economy and the money markets, and the activities of monetary and fiscal authorities, Centra cannot predict future changes in interest rates, credit availability, or deposit levels.
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
      Centra anticipates no material effect on anticipated capital expenditures, earnings, or competitive position as a result of compliance with federal, state, or local environmental protection laws or regulations.
Subsequent Events
      On March 9, 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield State Bank of Smithfield, Pa. (“Smithfield”) from various individual shareholders at a price of $40 per share. The agreements are subject to a variety of conditions, including receipt of all regulatory approvals. As a result of entering into these agreements, Centra may acquire approximately 53.58% of the outstanding shares of Smithfield for an estimated cost of $15.4 million.
Executive Officers
      The following are the executive officers of Centra Bank.

Name	Age	Position	Principal Occupation (Past Five Years)

Henry M. Kayes, Jr.	38	Senior Vice President	President — Martinsburg Region, Centra Bank, Inc. (2001 to present). Senior Vice President — City Executive, Martinsburg, West Virginia, Branch Banking and Trust (2000 to 2001). Senior Vice President, One Valley Bank — East (1989-2001).
Kevin D. Lemley	51	Vice President, CFO and Treasurer	Senior Vice President and CFO Centra Bank, Inc. (1999 to present). Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/ Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, Chief Financial Officer (1987-1997).
Timothy P. Saab	49	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present). Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989-1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997).

Name	Age	Position	Principal Occupation (Past Five Years)

E. Richard Hilleary	57	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present). Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999).
Karla J. Strosnider	43	Vice President	Senior Vice President, Centra Bank, Inc. (1999 to present). Assistant Vice President, Operations, One Valley Bank — Charleston (1981 to 1999).
John T. Fahey	44	Vice President	Vice President and Marketing Director, Centra Bank, Inc. (1999 to present). Marketing Director, Huntington National Bank, West Virginia (1991 to 1999).

ITEM 1A.	RISK FACTORS

The Company faces vigorous competition in its market areas.
      The banking business is generally a highly competitive business. As of June 30, 2005, based on an FDIC analysis done as of June 30 each year, there were eight other banks in the Monongalia County market area and seven in the Berkeley County market area. Total deposits in Monongalia County were $1.3 billion and includes a total of 32 banking offices. Total deposits in Berkeley County were $884 million and includes 28 banking offices. Centra’s deposits account for 22.4% of the Monongalia County deposit base and 16.3% of Berkeley County. Centra is the primary locally owned bank in both regions.
      For most of the services which Centra provides, there is also competition from financial institutions other than commercial banks, for instance, savings and loan associations and credit unions. Offices of national brokerage firms also reside in both markets. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms, and other business firms and individuals. These entities may have significantly greater financial and marketing resources than Centra has.
      The existence of larger financial institutions in Monongalia and Berkeley Counties, West Virginia, some of which are owned by larger regional or national companies, influence the competition in Centra’s market area. The principal competitive factors in the market for deposits and loans are interest rates, either paid on deposits or charged on loans. West Virginia law allows statewide branch banking which provides increased opportunities for Centra, but it also increases the potential competition for Centra in its service area. In addition, in 1994, Congress passed the Riegle-Neal Interstate Banking and Branching Efficiency Act. Under this Act, absent contrary action by a state’s legislature, interstate branch banking was allowed to occur after June 1, 1997. States are permitted to elect to participate to a variety of degrees in the interstate banking or states may elect to “opt out.” In 1996, the West Virginia Legislature elected to “opt in.” Accordingly, out-of-state banks may form de novo banks or may acquire existing branches of West Virginia banks on a reciprocal basis.

The Company’s lending limit may prevent it from attracting higher volume customers.
      In the future, Centra may not be able to attract larger volume customers because the size of loans that the Company can offer to potential customers is less than the size of the loans that many of the Company’s larger competitors can offer. Accordingly, the Company may lose customers seeking large loans. We anticipate that our lending limit will continue to increase proportionately with the Company’s growth in earnings; however, the Company may not be able to successfully attract or maintain larger customers.

The Company engages in commercial and consumer lending activities which are riskier than residential real estate lending.
      Centra originates loans that involve a greater degree of risk than loans involving residential real estate lending. Commercial business loans may involve greater risks than other types of lending because they are often made based on varying forms of collateral, and repayment of these loans often depends on the success of the commercial venture. Consumer loans may involve greater risk because adverse changes in borrowers’ incomes and employment after funding of the loans may impact their abilities to repay the loans.

The Company has limited control over its profitability because the Company cannot control the various factors that can cause fluctuations in interest rates.
      Aside from credit risk, the most significant risk resulting from Centra’s normal course of business, extending loans and accepting deposits, is interest rate risk. If market interest rate fluctuations cause Centra’s cost of funds to increase faster than the yield of its interest-earning assets, then its net interest income will be reduced. Centra’s results of operations depend to a large extent on the level of net interest income, which is the difference between income from interest-earning assets, such as loans and investment securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and the policies of various governmental and regulatory authorities.
      To effectively monitor the interest rate risk discussed above, Centra uses a well-known computer model to project the change in net interest income under various changes in interest rates. To provide guidance to management, Centra’s Board of Directors, through its Asset/ Liability Committee, has established a policy related thereto which includes interest rate risk parameters within which to operate. As of December 31, 2005, Centra’s interest rate risk is within the parameters.

The Company’s success depends on the Company’s management team.
      The departure of one or more of the Company’s officers or other key personnel could adversely affect the Company’s operations and financial position. The Company’s management makes most decisions that involve the Company’s operations. The key personnel have all been with Centra since the Company was formed in 1999.

An economic slowdown in our market area could hurt the Company’s business.
      Because Centra focuses our business in the Monongalia and Berkeley county markets, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Company may decline; and

•	Collateral (including real estate) for loans made by the Company may decline in value, in turn reducing customers’ borrowing power and making existing loans less secure.

The Company is highly regulated.
      The operations of the Company are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect the Company’s business operations and the availability, growth, and distribution of the Company’s investments, borrowings, and deposits.

The Company may incur increased charge-offs and additional loan loss provision due to negative credit in the future.
      In the future, the Company could experience negative credit quality trends that could lead to a deterioration of asset quality. Such deterioration could require the Company to incur loan charge-offs in the future and incur additional loan loss provision, both of which would have the effect of decreasing earnings.

The Company has no current plans to declare cash dividends.
      Most likely, the Company will not pay cash dividends for the next several years. Accordingly, any return on shares of the Company’s stock would be from capital appreciation alone of stock dividends.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
      Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive and the Cheat Lake office in Morgantown. Centra Bank also leases its offices on Foxcroft Avenue and Williamsport Pike in Martinsburg. Rent expense on the leased properties totaled $764,000 in 2005, $686,000 in 2004, and $582,000 in 2003. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $330,000, $346,000, and $297,000 in 2005, 2004, and 2003, respectively. The land on which the temporary facility in Inwood, West Virginia, was placed is owned by a director of the Martinsburg region and 2005 lease expense totaled $7,000. The use of that land ceased upon the opening of the permanent facility in July 2005.
      Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from “Note 5. Bank Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
      There are no pending legal proceedings to which Centra or its subsidiaries are a party or to which any of their property is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASER OF EQUITY SECURITIES
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

Quarterly Market and Dividend Information:

	2005		2004

	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$14.77	$0.00	$12.81	$0.00
Third Quarter	14.77	0.00	12.81	0.00
Second Quarter	14.54	0.00	12.81	0.00
First Quarter	13.63	0.00	12.81	0.00
      Centra declared a 10% stock dividend on common shares on November 17, 2005 with a record date of December 2, 2005, payable January 3, 2006. All per share data has been restated to reflect the stock dividend.
      Centra had 734 stockholders of record at December 31, 2005.
      Centra has not initiated any plans to repurchase its stock nor has it repurchased any stock since its formation in 1999.

ITEM 6.     SELECTED FINANCIAL DATA
      The information below has been derived from Centra’s Consolidated Financial Statements. Centra began operations on February 14, 2000.

(Dollars in Thousands, except Ratios and Per	2005	2004	2003	2002	2001
Share Data)
Operating Data
For the year ended:
Total interest income	$29,530	$20,014	$14,634	$10,566	$7,118
Total interest expense	11,288	6,846	5,304	4,312	3,662
Net interest income	18,242	13,168	9,330	6,254	3,456
Provision for credit losses	1,341	2,160	2,099	967	793
Other income	3,135	2,497	2,786	1,529	753
Security losses	(247)	—	—	—	—
Other expense	13,465	10,350	8,157	5,891	4,312
Income tax expense (benefit)	2,337	1,151	(104)	—	—
Net income (loss)	3,987	2,004	1,964	925	(896)
Balance Sheet Data
At year-end:
Total assets	$550,756	$442,914	$350,368	$266,551	$155,747
Investment securities	49,748	23,386	22,895	37,170	13,096
Total loans	463,496	396,914	295,925	186,737	118,665
Total deposits	484,532	385,822	302,355	214,868	128,334
Short-term borrowings	18,536	14,507	16,953	24,578	12,551
Long-term debt	10,000	10,000	—	—	—
Stockholders’ equity	33,873	29,745	27,838	25,871	14,161
Significant Ratios
Net income (loss) to:
Average total assets	.80%	.50%	.64%	.45%	(.81)%
Average stockholders’ equity	12.50	6.98	7.32	4.52	(6.99)
Average stockholders’ equity to average total assets	6.42	7.14	8.78	9.98	11.53
Average total loans to average deposits	99.46	99.06	90.66	88.79	89.14
Risk-based capital ratio	11.58	12.09	10.95	15.16	12.92
Per Share Data
Basic net income (loss) per share	$1.42	$.71	$.70	$.38	$(.50)
Diluted net income (loss) per share	1.32	.68	.66	.36	(.50)
Cash dividends paid	0.00	0.00	0.00	0.00	0.00
Book value at end of period	12.02	11.65	10.91	10.14	8.04
Basic weighted-average shares outstanding	2,809,646	2,807,757	2,807,757	2,417,137	1,781,450
Diluted weighted-average shares outstanding	3,012,444	2,947,206	2,967,427	2,553,999	1,781,450

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses and the provision for income taxes to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
      The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of losses inherent in classifications of homogeneous loans based on portfolio growth, national and local economic conditions, geographic dispersion of the borrowers, trends in the markets served, historical loss experience of other institutions in these markets, and guidance from the bank’s primary regulator. Non-homogeneous loans are specifically evaluated due to the increased risks inherent in those loans. Management seeks to produce an allowance for loan losses that is appropriate in the circumstances and that complies with applicable accounting and regulatory standards. Management currently utilizes peer group loss experience factors due to lack of a representative historical loss experience due to the de novo nature of the bank. Note 1 to the consolidated financial statements further describes the methodology used to determine the allowance for loan losses, and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Loan Losses section of this financial review.
      Centra is subject to the income tax laws of the United States and certain states where it conducts business. In determining the provision for income tax expense, management must make certain judgments and estimates about the application of the various income tax laws. In preparing its provision for income tax expense, management attempts to make reasonable interpretations of those income tax laws. Such interpretations could be subject to challenge by federal and state taxing authorities or to reinterpretation by management based on an ongoing assessment of facts and circumstances. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements.
Recent Accounting Pronouncements and Developments
      Note 1 to the consolidated financial statements discusses new accounting policies adopted by the bank during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect the bank’s financial condition, results of operations, or liquidity.
Summary Financial Results
      The bank began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. During 2005, Centra opened a full-service banking office in the South Berkeley area of Martinsburg. The bank concluded 2005 with total assets of $550.8 million and deposits of $484.5 million.
      Centra earned $3,987,000 in 2005 compared to $2,004,000 in 2004. The earnings equated to a 2005 return on average assets of .80% and a return on average equity of 12.50%, compared to prior year results of .50% and 6.98%, respectively. Basic earnings per share was $1.42 in 2005 compared to $.71 in 2004. Diluted earnings per share was $1.32 in 2005 compared to $.68 in 2004.
      While operating in a challenging interest rate environment, the bank achieved a 6.33% yield on earning assets in 2005 compared to 5.27% in 2004. Despite extensive competition, total loans increased to $463.5 million at December 31, 2005, from $396.9 million at December 31, 2004.
      Deposits increased to $484.5 million at December 31, 2005, from $385.8 million at December 31, 2004, due to continued growth in both the Morgantown and Martinsburg markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 2.82% in 2005 compared to 2.11% in 2004. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.92% in 2005 compared to 3.48% in 2004.
      The bank maintained a high-quality, short-term investment portfolio during 2005 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customers, accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2005 and 2004.
Interest Income and Expense
      Net interest income is the amount by which interest income on earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans and investment securities. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and term repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest-bearing demand deposits and equity.
      Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.92% in 2005 compared to 3.48% in 2004. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets. During 2005, the Federal Reserve raised interest rates eight times for a total increase of 2.00%, which had an overall positive impact on Centra’s interest margin. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”
      Management continues to analyze methods to deploy Centra’s assets into an earning asset mix which will result in a stronger net interest margin. Loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.
      During 2005, net interest income increased by $5.0 million or 38.5% to $18.2 million in 2005 from $13.2 million in 2004. This increase is largely due to the growth in average earning assets, primarily $81.3 million in net loans. Average total earning assets were $467.5 million in 2005 compared to $381.0 million in 2004. Average total loans grew to $432.9 million in 2005 from $349.8 million in 2004. Primarily as a result of this growth, total interest income increased by $9.5 million, or 47.5%, to $29.5 million in 2005 from $20.0 million in 2004. Average interest-bearing liabilities, mainly deposits, likewise increased in 2005 by $74.9 million. Average interest-bearing deposits grew to $373.6 million in 2005 from $306.8 million in 2004. Primarily as a result of this growth, total interest expense increased by $4.4 million, or 64.9%, to $11.3 million in 2005 from $6.8 million in 2004.
      The combined growth in the volume of earning assets during 2005 and the recent rate increases by the Federal Reserve resulted in the yield on earning assets increasing to 6.33% in 2005 from 5.27% in 2004. This increase occurred in each major earning asset category on the balance sheet including net loans. Centra’s investment portfolio yield increased to 3.03% during 2005 from 2.02% in 2004. During 2005, Centra liquidated certain securities in order to improve the overall maturity distribution and earnings potential of the portfolio. Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.
      The cost of interest-bearing liabilities increased to 2.82% in 2005 from 2.11% in 2004. This increase is primarily a result of the rising rate environment and the competitive pressures to obtain deposits.
      Centra utilized $10,000,000 in trust preferred securities (see Note 8) as an additional funding source in 2004. This long-term debt had an effective weighted- average rate of 5.65% in 2005 and 4.31% in 2004. Interest expense on long-term debt was $565,000 in 2005 and $121,000 in 2004.

Statistical Financial Information Regarding Centra
      The following tables provide further information about Centra’s interest income and expense:
Average Balances and Analysis of Net Interest Income:

	2005			2004

			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
(Dollars in Thousands)
Securities(1)(4):
Taxable	$25,553	$769	3.01%	$22,678	$457	2.02%
Tax-exempt	192	11	5.53	37	2	6.38
Loans(2)(3)(4):
Commercial	290,660	19,040	6.55%	243,788	13,014	5.34%
Real estate	107,122	6,510	6.08%	80,169	4,432	5.53%
Consumer	35,128	2,582	7.35%	25,880	1,905	7.36%
Allowance for loan losses	(7,075)			(5,276)

Net loans	425,835	28,132	6.61%	344,561	19,351	5.62%
Loans held for sale	2,721	164	6.02%	1,866	112	5.98%
Short-term investments:
Interest-bearing deposits	1,627	95	5.89%	1,219	33	2.74%
Federal funds sold	11,591	425	3.67%	10,591	130	1.22%

Total	13,218	520	3.94%	11,810	163	1.38%

Total earning assets	467,519	29,596	6.33%	380,952	20,085	5.27%
Other assets	28,961			20,950

Total assets	$496,480			$401,902

Interest-bearing deposits:
Savings	$15,282	113	0.74%	$12,705	84	0.66%
Demand	111,921	1,960	1.75%	97,219	926	0.95%
Time	246,427	8,227	3.34%	196,919	5,599	2.84%

Total	373,630	10,300	2.76%	306,843	6,609	2.15%
Short-term borrowed funds	16,164	423	2.62%	15,217	116	.77%
Long-term debt	10,000	565	5.65%	2,814	121	4.31%

Total interest-bearing liabilities	399,794	11,288	2.82%	324,874	6,846	2.11%

Non-interest-bearing demand deposits	61,636			46,327
Other liabilities	3,159			1,988

Total liabilities	464,589			373,189
Stockholders’ equity	31,891			28,713

Total liabilities and stockholders’ equity	$496,480			$401,902

Interest rate spread		$18,308	3.51%		$13,239	3.16%

Interest income/earning assets			6.33%			5.27%
Interest expense/earning assets			2.41%			1.79%

Net yield on earning assets (net interest margin)			3.92%			3.48%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2005 were $371 and $260 in 2004.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2005 and 2004, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.
Average Balances and Analysis of Net Interest Income:

	2003

			Average
	Average	Income/	Yield/
	Balance	Expense	Rate
(Dollars in Thousands)
Securities(1):
Taxable	$30,737	$508	1.65%
Loans(2):
Commercial	170,102	9,269	5.45%
Real estate	47,462	2,857	6.02%
Consumer	18,659	1,493	8.00%
Allowance for loan losses	(3,298)

Net loans	232,925	13,619	5.85%
Loans held for sale	6,490	295	4.55%
Short-term investments:
Interest-bearing deposits	961	24	2.54%
Federal funds sold	20,456	223	1.09%

Total	21,417	247	1.15%

Total earning assets	291,569	14,669	5.03%
Other assets	14,243

Total assets	$305,812

Interest-bearing deposits:
Savings	$8,464	$64	0.75%
Demand	75,188	712	0.95%
Time	143,996	4,450	3.09%

Total	227,648	5,226	2.37%
Short-term borrowed funds	17,243	78	.45%

Total interest-bearing liabilities	244,891	5,304	2.17%

Non-interest-bearing demand deposits	32,910
Other liabilities	1,166

Total liabilities	278,967
Stockholders’ equity	26,845

Total liabilities and stockholders’ equity	$305,812

Interest rate spread		$9,365	2.86%

Interest income/earning assets			5.03%
Interest expense/earning assets			1.82%

Net yield on earning assets (net interest margin)			3.21%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2003 were $331.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2003, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.
Rate/ Volume Analysis of Changes in Interest Income and Expense:

	2005 vs. 2004
	Increase (Decrease)
	Due to Change In:

	Volume(1)	Rate(1)	Net
(Dollars in Thousands)
Interest-earning assets:
Loan portfolio:
Commercial	$2,764	$3,264	$6,028
Real estate	1,603	473	2,076
Consumer	680	(3)	677

Net loans	5,047	3,734	8,781
Loans held for sale	51	1	52
Securities:
Taxable	63	249	312
Tax exempt	9	—	9
Federal funds sold and other	22	335	357

Total interest-earning assets	$5,192	$4,319	$9,511

Interest-bearing liabilities:
Savings deposits	$18	$11	$29
Interest-bearing demand deposits	158	876	1,034
Time deposits	1,553	1,075	2,628
Short-term borrowings	8	299	307
Long-term debt	396	48	444

Total interest-bearing liabilities	$2,133	$2,309	$4,442

Net interest income	$3,059	$2,010	$5,069

	2004 vs. 2003
	Increase (Decrease)
	Due to Change in:

	Volume(1)	Rate(1)	Net
(Dollars in Thousands)
Interest-earning assets:
Loan portfolio:
Commercial	$3,938	$(193)	$3,745
Real estate	1,824	(249)	1,575
Consumer	540	(128)	412

Net loans	6,302	(570)	5,732
Loans held for sale	(255)	72	(183)
Securities:
Taxable	(150)	99	(51)
Tax-exempt	2	—	2

Total securities	(148)	99	(49)
Federal funds sold and other	(126)	42	(84)

Total interest-earning assets	$5,773	$(357)	$5,416

Interest-bearing liabilities:
Savings deposits	$29	$(9)	$20
Interest-bearing demand deposits	210	4	214
Time deposits	1,529	(380)	1,149
Short-term borrowings	(10)	48	38
Long-term debt	121	—	121

Total interest-bearing liabilities	$1,879	$(337)	$1,542

Net interest income	$3,894	$(20)	$3,874

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.
Allowance and Provision for Credit Losses
      Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. In the fourth quarter of 2005, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassifications had no effect on the provision for credit losses, which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholders’ equity. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. The allowance for credit losses was $7,577,000 in 2005, $6,394,000 in 2004, and $4,457,000 in 2003. The allowance for credit losses as a percentage of total loans was 1.63% in 2005, 1.61% in 2004, and 1.51% in 2003. The increase in the allowance for credit losses compared to previous periods was due to a continued increase in the loan portfolio and the results of Centra’s ongoing evaluation of economic conditions. This evaluation resulted in the identification of certain risk characteristics of the portfolio associated with increasing cash-flow pressures on variable rate borrowers from rising interest rates and the increasing costs of petroleum products.
      As evidenced in the following table, the allowance for loan losses allocated to commercial loans increased by $1,071,000. This increase was primarily due to the continued increase in the outstanding balance of commercial loans and an increase in risk factors associated with the current rising interest rate environment and the geographic make-up of the commercial loan portfolio. The allowance allocated to consumer loans also increased due to the growth in the consumer loan portfolio during 2005 and the impact of the rising interest rate environment and increasing petroleum costs.
      The 2005 provision for credit losses was $1,341,000 compared to $2,160,000 in 2004. Net charge-offs were $158,000 in 2005 compared to $223,000 in 2004.
      Centra incurred net charge-offs totaling $158,000 in 2005 and $223,000 in 2004. Centra had nonaccrual loans totaling $72,000 at December 31, 2005, and $359,000 at December 31, 2004. Centra had other real estate owned as of December 31, 2005 of $204,000 and none as of December 31, 2004. As of December 31, 2005, Centra had delinquent loans of $274,000 and $560,000 as of December 31, 2004.
      Management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risks.
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
      During 2005, Centra recorded a provision for credit losses of $1,341,000 compared to $2,160,000 in 2004. Total charge-offs represented .04% of average loans outstanding. Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2005	2004	2003	2002	2001

Balance, January 1	$5,764	$3,922	$2,060	$1,239	$564
Provision	1,301	2,065	1,879	839	678
Charge-offs	304	227	17	18	3
Recoveries	146	4	—	—	—

Net charge-offs	158	223	17	18	3

Balance, December 31	$6,907	$5,764	$3,922	$2,060	$1,239

Ratio of net charge-offs to average loans	.04%	.06%	.01%	.01%	—

      The following table reflects the allocation of the allowance for loan losses as of December 31:

	2005	2004	2003	2002	2001

(Dollars in Thousands)
Allocation of allowance for loan losses at December 31:
Commercial	$5,291	$4,217	$3,409	$1,784	$1,084
Real estate	769	983	252	156	50
Real estate construction	65	80	15	15	30
Consumer	782	484	246	105	75

Total	$6,907	$5,764	$3,922	$2,060	$1,239

Percent of loans to total loans at December 31:
Commercial	66%	68%	71%	69%	69%
Real estate	23	23	19	21	19
Real estate construction	2	2	2	2	4
Consumer	9	7	8	8	8

Total	100%	100%	100%	100%	100%

      During 2004, Centra reclassified a Reserve for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this reserve account is as follows:

	2005	2004	2003	2002	2001
(Dollars in thousands)
Balance, January 1	$630	$535	$315	$187	$72
Provision	40	95	220	128	115

Balance, December 31	$670	$630	$535	$315	$187

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
      Total non-performing assets were $276,000 at December 31, 2005, compared with $359,000 at December 31, 2004, and represent .06% and .09%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

	2005		2004	2003	2002	2001
(Dollars in Thousands)
Nonaccrual loans
Commercial	$		$358	$455	$—	$—
Real estate		—	—	—	14	—
Consumer		72	1	9	—	—

Total nonaccrual loans		72	359	464	14	—
Renegotiated loans		—	—	—	—	—

Total non-performing loans		72	359	464	14	—
Other real estate, net		204	—	—	—	—

Total non-performing assets		$276	$359	$464	$14	$—

Accruing loans past due 90 days or more		—	—	—	—	—

Non-performing loans as a % of total loans		.02%	.09%	.16%	.01%	—
Allowance for loan losses as a % of non-performing loans		9,593%	1,681%	961%	16,964%	—
      The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $44,000. Amounts actually collected and recorded as interest income for these loans were $12,000.
Non-Interest Income
      Fees related to real estate loans sold in the secondary market, deposit accounts and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $2,888,000 in 2005 compared to $2,497,000 in 2004. This increase is partially related to an increased level of income earned from selling real estate loans in the secondary market. Increases in service charges on deposits, other service charges and fees, and other income contributed to the improved volume of non interest income for the year.
      Service charges on deposit accounts increased to $903,000 in 2005 from $865,000 in 2004. This growth resulted from the overall growth in deposit accounts and deposit- related activity.
      Other service charges and fees increased to $898,000 in 2005 from $674,000 in 2004. This growth resulted from the overall growth of the deposit and loan portfolios of the bank.
      Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $1,002,000 of income from selling those loans during 2005 compared to $815,000 of such income in 2004. This increase resulted from an increased level of mortgages being sold on the secondary market, servicing released, when compared to the comparable volumes in 2004, and a higher profit margin on individual loans. Approximately $70 million of loans were sold in 2005 compared to approximately $58 million in 2004. Management anticipates that the total loans originated and sold will stabilize in 2006 at a lesser volume than experienced in 2005.
      In connection with its asset liability management process, Centra recognized $247,000 of net losses from security transactions during 2005 compared to prior years where no security losses were incurred. These available-for-sale securities were sold as part of a profit enhancement initiative developed by the ALCO committee during the third and fourth quarters of 2005 to improve the long-term profitability of the bank. Such initiative was in part developed as a result of the increase in interest rates.

      Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.
Non-Interest Expense
      In 2005, total non-interest expense reached $13.5 million compared to $10.4 million in 2004. The level of non-interest costs incurred is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.
      Salaries and benefits expense totaled $6.3 million in 2005 compared to $4.8 million in 2004. Salaries and benefits expense reflects Centra’s commitment to provide high- quality customer service utilizing cutting-edge technology. At December 31, 2005, Centra had 164 full-time equivalent employees compared to 111 full-time equivalent employees at December 31, 2004, which represents a 48% growth. This increase relates to the addition of customer service and operations personnel to support growth and staffing for the new offices in 2005 and 2004. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.
      Occupancy expense totaled $1,379,000 in 2005 compared to $969,000 in 2004. This increase is predominantly due to the leasing of two additional office locations in 2004 and additional office space at the Suncrest location. Included in these totals is depreciation expense of $270,000 in 2005 and $101,000 in 2004. Depreciation expense increased in 2005 due to the acceleration of depreciation on leasehold improvements to coincide with the lease termination date of March 31, 2006 on its temporary main office facility in Martinsburg, West Virginia. In the second quarter of 2005, Centra purchased property in Martinsburg that is the current site of a drive-in facility, thereby eliminating current period lease costs for that facility. Centra is currently constructing a full-service banking facility on this site and will relocate the main banking office upon completion. Centra has negotiated a lease termination fee for vacating the existing property prior to the conclusion of the original lease terms. In accordance with the negotiated terms, Centra has accrued $192,000 as a termination fee. Lease expense totaled $764,000 in 2005 compared to $621,000 in 2004.
      Equipment expense totaled $1,216,000 in 2005 compared to $1,076,000 in 2004. Depreciation expense on furniture, fixtures, and equipment constituted $849,000 in 2005 compared to $660,000 in 2004. Equipment depreciation reflects Centra’s commitment to technology and the addition of equipment related to the branch openings in 2004 and 2005. During the second quarter of 2004, Centra significantly upgraded various computer operating systems and equipment and recognized losses of $101,000. Depreciation expense for the latter portion of 2004 and 2005 reflects the additional depreciation expense related to this initiative.
      Advertising costs totaled $855,000 in 2005 compared to $553,000 in 2004. Total costs reflect the marketing of the bank’s products and the marketing of the newly opened South Berkeley office in Berkeley County. The bank marketed more intensely in 2005 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.
      Professional fees totaled $391,000 in 2005 compared to $403,000 in 2004. This slight decrease reflects expenses incurred in 2004 to begin the implementation of Section 404 of the Sarbanes-Oxley Act, which now has been postponed for non-accelerated filers until December 31, 2007.
      Data processing costs totaled $809,000 in 2005 compared to $864,000 in 2004. During the fourth quarter of 2004, Centra renegotiated the existing data processing contract resulting in significant monthly savings and credits that were used to offset costs in 2005.
      Other expense increased to $2,568,000 in 2005 from $1,726,000 in 2004. The primary components of growth in this area are increased courier costs, stationery and supplies, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.

      Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions) as a key indicator of performance. Centra’s efficiency ratio was 63.0% in 2005 compared to 66.1% in 2004. This improvement resulted in net interest income and non-interest income growing at a more rapid pace than non-interest expenses. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.
2004 Compared to 2003
      Net interest income increased by $3.9 million when comparing 2004 with 2003 results. This increase is largely due to growth in average earning assets, primarily net loans, of $111.6 million in 2004. Average interest-bearing liabilities, mainly deposits, increased by $80.0 million in 2004. This increase was predominantly due to an increase in average interest-bearing deposits of $79.2 million.
      The provision for credit losses was $2,160,000 in 2004 compared to $2,099,000 in 2003. This minimal increase is a result of the increase in the allowance for loan losses predominantly due to the growth in total loans.
      Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts and electronic banking services. Non-interest income was $2,497,000 in 2004 compared to $2,786,000 in 2003. This decrease is due to the increase in interest rates and a corresponding decrease in secondary market income offset by fees related to the aforementioned growth in deposits during 2004 as the bank continued to undertake a strategic philosophy of offering free checking with minimal fees to capture market share.
      Centra originates long-term, fixed, or adjustable rate mortgage loans and sells them on the secondary market, servicing released. Centra recognized $815,000 of income from selling those loans during 2004 compared to $1,563,000 of income in 2003. The decrease resulted from higher mortgage rates in 2004 and a reduced volume of loans sold in 2004. Loans sold in 2004 approximated $58.0 million compared to $93.9 million in 2003.
      Non-interest expense reached $10.3 million in 2004 compared to $8.2 million in 2003. This increase is representative of a bank in the early years of expanding operations and its branch network.
Income Taxes
      Centra incurred income tax expense of $2,337,000 in 2005 and $1,151,000 in 2004. Centra’s income tax expense has increased due to a significant increase in net income before tax. In addition, Centra’s effective income tax rate, including both federal and state income taxes, increased from 36.5% in 2004 to 37.0% in 2005.
Return on Assets
      Centra’s return on average assets was .80% in 2005, .50% in 2004, and .64% in 2003. The 2004 return of .50% was after incurring $1.2 million of income taxes compared to a net tax benefit of $(104,000) in 2003. The trend in these ratios has improved due to the overall increased profitability of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2006, as they did in 2005.
Return on Equity
      Centra’s return on average stockholders’ equity (“ROE”) was 12.50% in 2005, 6.98% in 2004, and 7.32% in 2003. These returns also reflect Centra’s increased profitability.
      The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8 herein.

Overview of the Statement of Condition
      Centra’s balance sheet at December 31, 2005 changed significantly in comparison to December 31, 2004. This change was primarily due to continued loan and deposit growth in 2005. Total assets grew to $550.8 million at December 31, 2005 from $442.9 million at December 31, 2004 or 24.4%. The majority of the asset growth was a result of an increase in total loans of $66.6 million in 2005. This growth in loans was primarily funded by increases in all categories of deposits. Centra also increased the investment portfolio $26.4 million while improving the yield and maturity distribution of the portfolio. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.
      Deposits grew to $484.5 million at December 31, 2005, an increase of $98.7 million from December 31, 2004. Short-term borrowings increased $4.0 million to $18.5 million as of December 31, 2005.
      Stockholders’ equity increased approximately $4.1 million in 2005 due to the net income recognized for 2005, the issuance of $98,000 of common stock, and a $45,000 improvement in other comprehensive income.
Cash and Cash Equivalents
      Centra’s cash and cash equivalents totaled $23.4 million at December 31, 2005, compared to $13.3 million at December 31, 2004, an increase of $10.1 million. This increase resulted from an increase in federal funds sold made possible by the significant deposit growth in the Monongalia and Berkeley County markets.
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
Investment Securities
      Investment securities totaled $49.7 million at December 31, 2005, compared to $23.4 million at December 31, 2004. Government-sponsored agency securities comprise the majority of the portfolio.
      All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2005, the amortized cost of Centra’s investment securities was $12,000 less than the fair value resulting in unrealized appreciation in the investment portfolio.
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
Loans
      Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Total loans totaled $463.5 million as of December 31, 2005, compared to $396.9 million at December 31, 2004.

      Centra continued to experience significant loan growth during 2005 in commercial and all other loan classifications. At December 31, 2005, commercial loans totaled 66% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $305.3 million at December 31, 2005, compared to $269.9 million at December 31, 2004. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2006, although new banking entities entering the markets being served by Centra continue to exert additional pressure on loan origination efforts. In addition to the anticipated increased in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.
      Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 25% of Centra’s total loan portfolio. Real estate mortgage loans totaled $115.7 million at December 31, 2005, compared to $97.8 million at December 31, 2004.
      Included in real estate loans are home equity credit lines with outstanding balances totaling $40.1 million at December 31, 2005, compared to $34.7 million at December 31, 2004. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.
      Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2005, consumer loan balances totaled $42.5 million compared to $29.2 million at December 31, 2004. Centra’s consumer loans are in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.
      The following table provides additional information about Centra’s loans:
Loan Maturities:

	December 31, 2005
(Dollars in Thousands)
		Due in
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	$4,962	$11,097	$12,982	$29,041
Variable	224,557	51,672	—	276,229

	229,519	62,769	12,982	305,270
Real estate loans:
Fixed	9,388	7,125	11,409	27,922
Variable	80,915	5,946	900	87,761

	90,303	13,071	12,309	115,683
Consumer loans:
Fixed	6,652	20,162	6,340	33,154
Variable	9,378	11	—	9,389

	16,030	20,173	6,340	42,543

Total	$335,852	$96,013	$31,631	$463,496

      The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.
Loan Portfolio Analysis:

	2005	2004	2003	2002	2001
(Dollars in Thousands)
Year-end balances:
Commercial, financial and agricultural	$305,270	$269,863	$211,688	$128,858	$81,557
Real estate	106,599	90,458	56,620	38,675	22,414
Real estate construction	9,084	7,416	4,776	4,133	5,304
Consumer	42,543	29,177	22,841	15,071	9,390

Total	$463,496	$396,914	$295,925	$186,737	$118,665

Average total loans	$432,910	$349,837	$236,223	$149,858	$79,863
Average allowance for loan losses	(7,075)	(5,276)	(3,298)	(1,816)	(1,082)

Average loans, net of allowance	$425,835	$344,561	$232,925	$148,042	$78,781

Loan Concentration
      At December 31, 2005, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, convenience stores, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.
Funding Sources
      Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $484.5 million, or 94.4% of Centra’s funding sources at December 31, 2005.
      Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2005, non-interest-bearing balances totaled $63.6 million compared to $54.6 million at December 31, 2004. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
      Interest-bearing deposits totaled $420.9 million at December 31, 2005, compared to $331.3 million at December 31, 2004. Average interest-bearing liabilities were $399.8 million during 2005 compared to $324.9 million during 2004. Average non-interest- bearing liabilities totaled $61.6 million during 2005 compared to $46.3 million during 2004. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.
      Maturities of Certificates of Deposit $100,000 or More:

	2005	2004	2003
(Dollars in Thousands)
Under 3 months	$44,062	$36,703	$36,489
3 to 12 months	32,469	15,691	24,540
Over 12 months	70,699	55,874	30,545

Total	$147,230	$108,268	$91,574

      Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2005, short-term borrowings totaled $18.5 million compared to $14.5 million in 2004.
Capital/ Stockholders’ Equity
      During the year ended December 31, 2005, stockholders’ equity increased approximately $4.1 million (or 13.9%) to $33.9 million. This increase resulted primarily from Centra’s $4.0 million net income for the year, $98,000 from the offering of common stock, and a $45,000 change in accumulated other comprehensive income. Centra paid no cash dividends during 2005 or 2004. Centra declared a 10% stock dividend on November 17, 2005 with a record date of December 2, 2005 and a payable date of January 3, 2006. Centra also declared a 10% stock dividend on November 19, 2004 with a record date of December 15, 2004 and a payable date of January 3, 2005. Both stock dividends were initiated to obtain a wider distribution of Centra’s stock and were not considered a return of earnings due to insufficient cumulative earnings. Accordingly, Centra recorded these as stock-splits in the form of a 10% stock dividend.
      At December 31, 2005, accumulated other comprehensive income totaled $7,000, an increase of $45,000 from December 31, 2004. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2005. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
      In September 2004, Centra issued $10 million in trust preferred securities that qualify as Tier 2 capital for regulatory purposes. The securities bear a variable interest rate of 2.29% over the three-month LIBOR rate or 6.79% as of December 31, 2005. The proceeds of the offering were used for general corporate purposes, including providing capital to its subsidiary bank, Centra Bank, Inc.
      Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2004, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 11.58% at December 31, 2005, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 7.97% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2005, was 6.23% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.
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
      The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of December 31, 2005. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

	2005		2004
Immediate	Estimated Increase		Estimated Increase
Interest Rate Change	(Decrease) in Net		(Decrease) in Net
(in Basis Points)	Interest Income		Interest Income

	(Dollars in Thousands)
300	$3,476	14.8%	$818	4.7%
200	2,320	9.9	549	3.1
100	1,167	5.0	282	1.6
-100	(972)	(4.1)	(754)	(4.3)
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
      The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2005, cash provided by financing activities totaled $102.8 million, while outflows from investing activities totaled $98.5 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.
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
      Contractual Obligations, Commitments, Contingent Liabilities, and Off-Balance Sheet Arrangements
      Centra has various financial obligations, including contractual obligations and commitments that may require future cash payments.
      The following table details the amounts and expected maturities of significant commitments as of December 31, 2005. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One to	Three to
	One Year	Three	Five	Over Five
	or Less	Years	Years	Years	Total
(Dollars in Thousands)
Commitments to extend credit:
Commercial	$36,748	$22	$—	$1,584	$38,354
Residential real estate	34,543	101	—	—	34,644
Revolving home equity lines	—	—	—	28,734	28,734
Standby letters of credit	10,126	—	—	—	10,126
Net commitments to sell mortgage loans	1,507	—	—	—	1,507
      Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
      The following table presents, as of December 31, 2005, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in

		One to	Three to
	One Year	Three	Five	Over Five
	or Less	Years	Years	Years	Total
(Dollars in Thousands)
Deposits without a stated maturity(a)	$208,817	$—	$—	$—	$208,817
Consumer certificates of deposits(b)	135,283	108,296	32,136	—	275,715
Federal funds borrowed and security repurchase agreements(b)	18,536	—	—	—	18,536
Long-term debt(b)	679	1,358	1,358	26,108	29,503
Operating leases	628	1,162	1,158	5,168	8,116

(a)	Excludes interest.

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2005. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.
      Centra’s operating lease obligations represent short and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. See further discussion in Note 5.
      Centra also has obligations under its supplemental retirement agreements with key executive officers. The cost for these agreements are being accrued over the period of active service of the executives. See further discussion in Note 14.
Fourth Quarter
      Centra’s fourth quarter net income was $1,102,000 in 2005 compared to $690,000 in the fourth quarter of 2004. This equated to basic earnings per share, on a quarterly basis, of $.39 in 2005 and $.25 in 2004. Diluted earnings per share for the fourth quarter of 2005 and 2004 was $.36 and $.23, respectively. Net interest income increased in each quarter during 2005 and was $5.1 million in the fourth quarter of 2005 compared to $3.9 million in 2004. Non-interest income decreased slightly in the fourth quarter and was $831,000 in the fourth quarter of 2005 compared to $698,000 in 2004. Centra incurred losses on the sale of available-for-sale securities of $168,000 in the fourth quarter compared to no losses in the fourth quarter of 2004. Non-interest expense increased to $3.7 million for the fourth quarter of 2005 from $2.9 million in 2004. This increase was due to increased staffing and operational costs associated with the operation of Centra’s branch network necessary to service Centra’s expanding customer base. In addition, Centra recorded income tax expense of $635,000 in the fourth quarter of 2005 compared to $421,000 in the fourth quarter of 2004.
Future Outlook
      The bank’s results of operations represent the continuation of the expansion phase of a typical de novo banking institution. Due to our branch openings in 2005 and 2004 and continued customer acceptance of our customer service commitment, Centra has become a strong competitor in the markets that it serves, and the growth in 2005 resulted in a continuation of the profitability that was achieved in prior quarters. Centra will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology.
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
      On March 9, 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield State Bank of Smithfield, Pa. (“Smithfield”) from various individual shareholders at a price of $40 per share. The agreements are subject to a variety of conditions, including receipt of all regulatory approvals. As a result of entering into these agreements, Centra may acquire approximately 53.58% of the outstanding shares of Smithfield for an estimated cost of $15.4 million.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Please refer to pages 26-28 in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      No response required.

ITEM 9A.	CONTROLS AND PROCEDURES
      The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2005. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2005.
      There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005.

ITEM 9B.	OTHER INFORMATION
      None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31

	2005	2004
(Dollars in Thousands, except Per Share Data)
Assets
Cash and cash equivalents	$11,162	$9,632
Interest-bearing deposits in other banks	1,634	1,569
Federal funds sold	10,633	2,144

Total cash and cash equivalents	23,429	13,345
Available-for-sale securities, at estimated fair value (amortized cost of $49,736 in 2005 and $23,449 in 2004)	49,748	23,386
Loans	463,496	396,914
Allowance for loan losses	(6,907)	(5,764)

Net loans	456,589	391,150
Premises and equipment	9,264	7,098
Loans held for sale	1,507	1,285
Other assets	10,219	6,650

Total assets	$550,756	$442,914

Liabilities
Deposits:
Non-interest-bearing	$63,627	$54,559
Interest-bearing	420,905	331,263

Total deposits	484,532	385,822
Short-term borrowings	18,536	14,507
Long-term debt	10,000	10,000
Other liabilities	3,815	2,840

Total liabilities	516,883	413,169
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,817,309 and 2,552,506 issued and outstanding on December 31, 2005 and 2004, respectively	2,817	2,552
Additional paid-in capital	25,016	25,185
Accumulated earnings	6,033	2,046
Accumulated other comprehensive income (loss)	7	(38)

Total stockholders’ equity	33,873	29,745

Total liabilities and stockholders’ equity	$550,756	$442,914

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Income

	Year Ended December 31

	2005	2004	2003
(Dollars in Thousands, except Per Share Data)
Interest income:
Loans, including fees	$28,064	$19,280	$13,584
Loans held for sale	164	112	295
Securities available-for-sale	781	459	508
Interest-bearing bank balances	96	33	24
Federal funds sold	425	130	223

Total interest income	29,530	20,014	14,634
Interest expense:
Deposits	10,300	6,609	5,226
Short-term borrowings	423	116	78
Long-term debt	565	121	—

Total interest expense	11,288	6,846	5,304

Net interest income	18,242	13,168	9,330
Provision for credit losses	1,341	2,160	2,099

Net interest income after provision for credit losses	16,901	11,008	7,231
Other income:
Service charges on deposit accounts	903	865	654
Other service charges and fees	898	674	472
Secondary market income	1,002	815	1,563
Security losses	(247)	—	—
Other	332	143	97

Total other income	2,888	2,497	2,786
Other expense:
Salaries and employee benefits	6,247	4,759	3,908
Occupancy expense	1,379	969	819
Equipment expense	1,216	1,076	778
Advertising	855	553	395
Professional fees	391	403	212
Data processing	809	864	621
Other	2,568	1,726	1,424

Total other expense	13,465	10,350	8,157

Net income before income tax expense (benefit)	6,324	3,155	1,860
Income tax expense (benefit)	2,337	1,151	(104)

Net income	$3,987	$2,004	$1,964

Basic earnings per share	$1.42	$.71	$.70
Diluted earnings per share	$1.32	$.68	$.66
Basic weighted-average shares outstanding	2,809,646	2,807,757	2,807,757
Diluted weighted-average shares outstanding	3,012,444	2,947,206	2,967,427
See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-In	(Deficit)	Comprehensive
	Stock	Capital	Earnings	Income(Loss)	Total
(Dollars in Thousands)
Balance, January 1, 2003	$2,320	$25,419	$(1,922)	$54	$25,871
Comprehensive income:
Net income	—	—	1,964	—	1,964
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes	—	—	—	3	3

Total comprehensive income					1,967

Balance, December 31, 2003	2,320	25,419	42	57	27,838
Stock split in the form of a 10% stock dividend	232	(234)	—	—	(2)
Comprehensive income:
Net income	—	—	2,004	—	2,004
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $63	—	—	—	(95)	(95)
Total comprehensive income					1,909

Balance, December 31, 2004	$2,552	$25,185	$2,046	$(38)	$29,745
Stock split in the form of a 10% stock dividend	256	(258)	—	—	(2)
Issuance of common stock	9	89	—	—	98
Comprehensive income:
Net income	—	—	3,987	—	3,987
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $30, and net of reclassification adjustment for losses included in net income of $148	—	—	—	45	45

Total comprehensive income					4,032

Balance, December 31, 2005	$2,817	$25,016	$6,033	$7	$33,873

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended December 31

	2005	2004	2003
(Dollars in Thousands)
Operating activities:
Net income	$3,987	$2,004	$1,964
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(27)	(11)	(169)
Amortization of premiums on securities	18	178	300
Loss on sale of securities	247	—	—
Provision for credit losses	1,341	2,160	2,099
Deferred income tax (benefit)	(535)	(816)	(104)
Depreciation	1,119	761	599
(Gain)loss on disposal of premises and equipment	(2)	101	—
Loans originated for sale	(69,543)	(57,354)	(85,828)
Proceeds from loans sold	70,255	57,589	93,866
Gain on sale of loans	(934)	(764)	(1,477)
Increase (decrease) in other liabilities	975	(477)	1,643
Increase in other assets	(1,191)	(344)	(1,638)

Net cash provided by operating activities	5,710	3,027	11,255
Investing activities:
Purchases of premises and equipment	(3,319)	(2,630)	(2,234)
Retirement of premises and equipment	36	324	—
Purchases of life insurance	(1,873)	(118)	(129)
Purchases of available-for-sale securities	(46,426)	(28,087)	(24,854)
Sales and maturities of available-for-sale securities	19,901	27,271	39,038
Net increase in loans made to customers	(66,780)	(101,212)	(109,205)

Net cash used in investing activities	(98,461)	(104,452)	(97,384)
Financing activities:
Net increase in deposits	98,710	83,467	87,487
Net increase (decrease) in securities sold under agreement to repurchase	4,029	(2,446)	(7,625)
Proceeds of long-term debt issuance	—	10,000	—
Proceeds of stock offering	98	—	—
Payments representing fractional shares	(2)	(2)	—

Net cash provided by financing activities	102,835	91,019	79,862

Decrease (increase) in cash and cash equivalents	10,084	(10,406)	(6,267)
Cash and cash equivalents — beginning of period	13,345	23,751	30,018

Cash and cash equivalents — end of period	$23,429	$13,345	$23,751

Supplemental cash flow information:
Interest paid	$11,061	$6,693	$5,189
Income taxes paid	$3,069	$2,963	$39
See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
1.     Summary of Significant Accounting Policies
      The accounting and reporting policies of Centra Financial Holdings, Inc. and Subsidiaries (“Centra”) conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. Centra’s business activities are currently confined to one segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
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
      Loans are designated as non-performing when either principal or interest payments are 90 days or more past due, unless those loans are in the process of collection and, in management’s opinion, have a net realizable value of collateral that exceeds the principal and accrued interest. When a loan is placed on nonaccrual status, interest accruals are discontinued, previously accrued interest recognized in income in the current year is reversed, and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
performed in accordance with contractual terms for a reasonable period of time, and the collectibility of the total contractual principal and interest is no longer in doubt.
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

Other Real Estate Owned
      At December 31, 2005, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $204,000. There was no OREO in 2004. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

Allowance for Credit Losses
      Centra maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments is reported as a liability on the Consolidated Balance Sheets within other liabilities while the corresponding provision for these taxes is recorded as a component of the provision for credit losses. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.
      The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio and lending commitments. Management’s determination of the adequacy of the allowance for credit losses is based on a quarterly evaluation of the portfolio, historical loan loss experience of peer banks, peer group comparisons, current national and local economic conditions, volume, growth, and composition of the portfolio, geographic dispersion of the borrowers, and other relevant risk factors. This evaluation is inherently subjective and it requires material estimates, including estimated losses on pools of loans grouped by similar risk characteristics based on historical loss experience of peers and consideration of current economic conditions that may be susceptible to significant change. Increases to the allowance for estimated credit losses are made by charges to the provision for credit losses. Loans that would be determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.
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

Bank Premises and Equipment
      Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Centra depreciates its building, leasehold improvements and premises, and furniture, fixtures, and equipment over estimated useful lives ranging from 7 to 31 years and 3 to 10 years, respectively.

Advertising Expense
      Advertising costs are generally expensed as incurred.

Income Taxes
      Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to reverse.

Stock-Based Compensation
      Centra has nonqualified and incentive stock option plans for certain key employees and directors. Because the exercise price of Centra’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Had compensation expense been determined using the fair-value method, pro forma net income for the years ended December 31, 2005, 2004 and 2003 would have been as follows:

	Year Ended December 31,

	2005	2004	2003

(Dollars in Thousands, except Per Share Data)
Net income as reported	$3,987	$2,004	$1,964
Stock-based compensation using fair value method	(393)	(239)	(400)

Pro forma net income	$3,594	$1,765	$1,564

Basic earnings per share as reported	$1.42	$.71	$.70
Diluted earnings per share as reported	$1.32	$.68	$.66
Pro forma basic earnings per share	$1.28	$.63	$.55
Pro forma diluted earnings per share	$1.19	$.60	$.52
      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share
      Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 202,798 shares in 2005 and 139,449 shares in 2004.

Stock Split in the Form of a Stock Dividend
      On November 17, 2005, Centra’s Board of Directors authorized a 10% stock dividend to shareholders of record on December 2, 2005 to effect a wider distribution of the stock. Because this was not considered a return of earnings to shareholders, retained earnings was not capitalized. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend.

Recent Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”)
      Statement 123R was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed pro forma net income under the preferable fair-value-based method. Centra has historically accounted for its stock options under APB 25 and will adopt the provisions of Statement 123R on January 1, 2006 as required. In accordance with adopting Statement 123R, Centra will begin recognizing compensation expense related to unvested stock options that are outstanding upon adoption. Compensation expense related to the current unvested and outstanding options is estimated to approximate $158,000 in 2006.

Staff Accounting Bulletin No. 107, Share-Based Payments (“SAB 107”)
      On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Centra will adopt the provisions of SAB 107 in conjunction with the adoption of Statement 123R beginning January 1, 2006.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)
      In March 2005, the FASB issued FIN 47, which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. Centra does not expect the impact of adopting FIN 47 will be material to its financial condition, results of operations, or cash flows.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Financial Accounting Standards Board (“FASB”) Statement No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”)
      In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement is not expected to be material to Centra’s financial condition, results of operations, or cash flows.

FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”)
      In December 2003, a law was enacted that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. During the first quarter of 2005, government authorities issued further clarification on certain aspects of the Medicare Act. The impact of this new pronouncement is not expected to be material to Centra’s financial condition, results of operations, or cash flows.

Proposed FASB Interpretation of FASB Statement No. 109 — Accounting for Uncertain Tax Positions
      In July 2005, the FASB issued an Exposure Draft of a proposed Interpretation on accounting for uncertain tax positions under SFAS No. 109, Accounting for Income Taxes. The Exposure Draft contains proposed guidance on the recognition and measurement of uncertain tax positions. If adopted as proposed, the Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position, only if that tax position is probable of being sustained on audit based solely on the technical merits of the position. The proposed effective date for the Interpretation was originally scheduled for December 31, 2005 with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The FASB now expects to issue a final Interpretation, which would include amendments to Statement 109, in the first quarter of 2006. Centra is currently evaluating the impact this proposed Interpretation will have on its financial statements.
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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

Loans
      The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial, and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

Deposits
      The carrying amounts of demand deposits, savings accounts, and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies current rates offered for deposits of similar remaining maturities.

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
      The estimated fair values of Centra’s financial instruments are as follows:

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
(Dollars in Thousands)
Financial assets:
Cash and cash equivalents	$23,429	$23,429	$13,345	$13,345
Investment securities	49,748	49,748	23,386	23,386
Loans	463,496	511,666	396,914	397,147
Financial liabilities:
Deposits	484,532	471,751	385,822	386,535
Short-term borrowings	18,536	18,536	14,507	14,507
Long-term debt	10,000	10,000	10,000	10,000
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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

	Securities Classified as Available-for-Sale

		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

(Dollars in Thousands)
At December 31, 2005:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$47,390	$—	$(163)	$47,227
Tax-exempt securities	1,099	—	(2)	1,097
Other securities	1,247	177	—	1,424

Total available-for-sale securities	$49,736	$177	$(165)	$49,748

At December 31, 2004:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$22,522	$—	$(169)	$22,353
Tax-exempt securities	100	3	—	103
Other securities	827	103	—	930

Total available-for-sale securities	$23,449	$106	$(169)	$23,386

Maturity distribution of available-for-sale securities:

	Contractual Maturities

	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
	Agencies	Securities	Securities

(Dollars in Thousands)

December 31, 2005
Within one year:
Amortized cost	$13,904	$—	$13,904
Fair value	$13,840	$—	$13,840
Yield	4.11%	—%	4.11%
1 to 5 years:
Amortized cost	$33,486	$279	$33,765
Fair value	$33,388	$278	$33,666
Yield	4.73%	3.20%	4.73%
5 to 10 years:
Amortized cost	$—	$720	$720
Fair value	$—	$720	$720
Yield	—%	4.35%	4.35%
Over 10 years:
Amortized cost	$—	$1,347	$1,347
Fair value	$—	$1,522	$1,522
Yield	—%	2.58%	2.58%
Total amortized cost	$47,390	$2,346	$49,736
Total fair value	$47,228	$2,520	$49,748
Total yield	4.55%	3.20%	4.48%

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
      At December 31, 2005, investment securities having a carrying value of $19,556,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
      Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2005 and 2004. Fourteen and twelve securities are in an unrealized loss position at December 31, 2005 and 2004, respectively. The Company has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

(Dollars in Thousands)

At December 31, 2005:
U.S. government and agency securities	$20,300	$(90)	$3,927	$(73)	$24,227	$(163)
Tax-exempt securities	377	(2)	—	—	377	(2)
Other securities	—	—	—	—	—	—

Total loans	$20,677	$(92)	$3,927	$(73)	$24,604	$(165)

At December 31, 2004:
U.S. government and agency securities	$1,495	$(5)	$20,858	$(164)	$22,353	$(169)
Tax-exempt securities	—	—	—	—	—	—
Other securities	—	—	—	—	—	—

Total loans	$1,495	$(5)	$20,858	$(164)	$22,353	$(169)

4.	Loans and Allowance for Loan Losses
      The following is a detail of total loans outstanding as of December 31:

	2005	2004

(Dollars in Thousands)

Commercial	$63,887	$58,391
Real estate, commercial	241,384	211,472
Real estate, mortgage	115,683	97,874
Consumer	42,542	29,177

Total loans	$463,496	$396,914

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
      The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	2005	2004	2003

(Dollars in Thousands)

Balance, January 1	$5,764	$4,457	$2,060
Provision	1,301	1,530	1,879
Charge-offs	304	227	17
Recoveries	146	4	—

Net charge-offs	158	223	17

Balance, December 31	$6,907	$5,764	$3,922

      The allowance for credit losses represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements. Activity in the allowance for credit losses follows:

	2005	2004	2003

(Dollars in Thousands)

Balance, January 1	$630	$535	$315
Provision	40	95	220

Balance, December 31	$670	$630	$535

      The recorded investment in loans that are considered to be impaired at December 31, 2005 and 2004 was $72,000 and $359,000, respectively. Average impaired loans outstanding for the years ended December 31, 2005, 2004, and 2003 was $273,000, $193,000, and $61,000, respectively. There is no associated allowance with the impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans, if they were current under their original terms, and the cash basis income recognized in 2005 and 2004 was not material to the financial statements.
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
      Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2005 was $7.5 million.
      In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. All related-party loans were

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
current as of December 31, 2005. The following is an analysis of activity of related-party loans for the years ended December 31:

	2005	2004

(Dollars in Thousands)

Balance, January 1	$18,357	$17,270
New loans	8,650	12,814
Repayments	(7,627)	(11,727)

Balance, December 31	$19,380	$18,357

5.     Bank Premises and Equipment
      The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

	2005	2004

(Dollars in Thousands)

Land	$2,832	$1,799
Building and premises	3,756	1,453
Leasehold improvements	774	1,702
Furniture, fixtures, and equipment	5,148	4,306

	12,510	9,260
Accumulated depreciation	(3,246)	(2,162)

Net book value	$9,264	$7,098

      Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2005:

Operating
Leases

(Dollars in Thousands)

Year Ending December 31:
2006	$628
2007	581
2008	581
2009	581
2010	577
Thereafter	4,593

Total minimum lease payments	$7,541

      Rent expense was $764,000 in 2005, $686,000 in 2004, and $582,000 in 2003.
      Centra leases its main banking facility from a limited liability company, two thirds of which is owned by two directors of Centra. Rent expense for the building approximated $330,000 in 2005, $346,000 in 2004, and $297,000 in 2003.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

6.	Deposits
      Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $72,125,000 in the first 3 months, $63,157,000 in months 4 through 12, and $140,432,000 over 12 months.
      Deposits from related parties approximated $15.9 million at December 31, 2005, and $17.2 million at December 31, 2004.

7.	Short-Term Borrowings
      Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

	2005	2004	2003
(Dollars in Thousands)
Ending balance	$18,536	$14,507	$16,953
Average balance	16,164	15,217	17,243
Highest month-end balance	24,477	16,493	21,933
Interest expense	423	116	78
Weighted-average interest rate:
End of year	3.44%	1.60%	0.38%
During the year	2.62%	0.77%	0.45%
      Centra has a maximum borrowing capacity of $225.8 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit and $3 million through a reverse repurchase agreement. Centra also has $13 million available from Bankers Bank via a reverse repurchase agreement.

8.	Long-Term Debt
      During 2004, Centra formed a statutory business trust for the purpose of issuing trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. The Debentures are included in long-term debt and the investment in the trust is included in other assets in the Consolidated Balance Sheets. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.
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
      The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes. The banking regulatory agencies have not issued any guidance, which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FASB interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
      At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2005		2004

		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
(Dollars in Thousands)
Centra Financial Statutory Trust 1	$10,000	5.65%	$10,000	4.31%
      Interest paid on long-term borrowings approximated $565,000 in 2005 and $121,000 in 2004.

9.	Income Taxes
      Centra incurred income tax expense of $2,337,000 in 2005 and $1,151,000 in 2004. However, the 2003 expense was fully offset by reversal of the valuation allowance that was recognized against deferred tax assets in prior years. During 2003, management determined, based on a number of factors, that realization of the net deferred tax assets is more likely than not, and, therefore, the valuation allowance was reversed. Including reversal of the valuation allowance, Centra recorded an income tax benefit of $104,000 in 2003.
      The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2005	2004	2003

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	4.0	4.3	3.5
Other	(1.0)	(1.8)	(2.4)
Change in valuation allowance	—	—	(40.6)

Effective income tax rate	37.0%	36.5%	(5.5)%

      Significant components of the provision for income taxes are as follows:

	2005	2004	2003

(Dollars in Thousands)

Federal:
Current	$2,408	$1,656	$1,274
Deferred	(455)	(708)	(1,507)
State	384	203	129

Income tax expense (benefit)	$2,337	$1,151	$(104)

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
      The following is a summary of deferred tax assets (liabilities) as of December 31:

	2005	2004

(Dollars in Thousands)

Deferred tax assets:
Allowance for loan losses	$2,974	$2,495
Available-for-sale securities	—	25
Supplemental retirement plan	207	163
FAS 91 loan fees	88	41

Deferred tax assets	3,269	2,724
Deferred tax liabilities:
Premises and equipment	413	422
Available-for-sale securities	5	—
Accretion on available-for-sale securities	11	—

Deferred tax liabilities	429	422

Net deferred tax assets	$2,840	$2,302

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
Loan Commitments and Standby Letters of Credit
      Loan commitments are made to accommodate the financial needs of Centra’s customers. The total amount of loan commitments outstanding at December 31, 2005, is $97,623,000. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $10,126,000 of standby letters of credit at December 31, 2005. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2005, Centra has recorded $670,000 as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.
      Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2005, Centra had $5,039,000 of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

11.	Other Expenses
      The following items of other expense exceed one percent of total revenue for the period indicated:

	2005	2004	2003

(Dollars in Thousands)

Stationery and supplies	$307	$203	$178
Outside services	448	303	233
Taxes not on income	359	308	293

12.	Regulatory Matters
      The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2006, Centra has $12,053,000 available for dividends.
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
      As of December 31, 2005, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.
      Centra’s actual capital amounts and ratios are presented in the following table.

					Well Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy		Action Provision

	Amount	Ratio	Amount	Ratio	Amount	Ratio
(Dollars in Thousands)
As of December 31, 2005
Total capital(1)	$49,212	11.6%	$33,998	8%	$42,497	10%
Tier 1(2)	33,866	10.8	12,497	4	18,745	6
Tier 1(3)	33,866	8.8	15,429	4	19,286	5
As of December 31, 2004
Total capital(1)	$44,326	12.1%	$29,331	8%	$36,663	10%
Tier 1(2)	29,783	10.8	10,990	4	16,485	6
Tier 1(3)	29,783	8.8	13,569	4	16,961	5

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

13.	Federal Reserve Requirements
      The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $3,000,000 for the year ended December 31, 2005.

14.	Employee Benefit Plans
      The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2005, 2004, and 2003. Centra’s total expense associated with the Plan approximated $165,000 in 2005, $124,000 in 2004, and $94,000 in 2003.
      Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $518,000 and $408,000 at December 31, 2005 and 2004, respectively, and is included in other liabilities in the Consolidated Balance Sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2005, 2004 and 2003, the increase in cash surrender value on the policies of $165,000 in 2005, $131,000 in 2004, and $121,000 in 2003, exceeded the cost of the supplemental retirement plan by $-0-, $23,000 and $63,000, respectively.

15.	Stock Options
      Centra’s stock option plans provide for the granting of both incentive stock options and non-qualified stock options of up to 968,000 shares of common stock. Under the provisions of the plans, the option price per share shall not be less than the fair market value of the common stock on the date of grant of such option; therefore, no compensation expense is recognized. All granted options vest in periods ranging from

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
immediately to four years, and expire 10 years from the date of grant. The following summarizes Centra’s stock options as of December 31, and the changes for the years then ended:

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	728,178	$9.90	728,299	$9.90	580,255	$9.16
Granted	201,615	12.82	—	—	148,225	12.81
Exercised	9,460	11.13	—	—	—	—
Forfeited	605	11.36	121	8.26	181	8.29

Outstanding at end of year	919,728	$10.53	728,178	$9.90	728,299	$9.90

Exercisable at end of year	761,465	$10.07	605,001	$9.53	489,596	$9.40

Weighted-average fair value of options granted during the year		$3.25		$—		$3.26

      The fair value for the options was estimated at the date of grant using a Black-Scholes option-pricing model with an average risk-free interest rate of 4.09% and 3.43% for 2005 and 2003, respectively, and a weighted-average expected life of the options of 7 years for 2005 and 2003. No stock options were granted in 2004. No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.
      The following summarizes information concerning Centra’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Options	Contractual	Exercise	Number	Exercise
Exercise Price	Outstanding	Life	Price	Exercisable	Price

$ 8.26	317,966	4.33 years	$8.26	317,966	$8.26
$ 9.09	35,332	5.00 years	$9.09	35,332	$9.09
$10.33	204,492	5.67 years	$10.33	204,492	$10.33
$12.40	15,125	6.70 years	$12.40	11,343	$12.40
$12.81	346,813	8.56 years	$12.81	192,332	$12.81

	919,728			761,465

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

16.	Parent Company Only Financial Information

Condensed Balance Sheet

	December 31

	2005	2004
(Dollars in Thousands)
Assets:
Due from banks	$35	$425
Available-for-sale securities, at estimated fair value (amortized cost of $640 in 2005 and $150 in 2004)	817	253
Investment in Second Tier Bank Holding Companies	42,992	39,075

Total assets	$43,844	$39,753

Liabilities:
Long-term debt	$10,000	$10,000
Other liabilities	(29)	8

Total liabilities	9,971	10,008
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,817,309 and 2,552,506 issued and outstanding on
December 31, 2005 and 2004, respectively	2,817	2,552
Additional paid-in capital	25,016	25,185
Accumulated earnings	6,033	2,046
Accumulated other comprehensive income loss)	7	(38)

Total stockholders’ equity	33,873	29,745

Total liabilities and stockholders’ equity	$43,844	$39,753

Consolidated Statement of Income

	Year Ended December 31

	2005	2004	2003
(Dollars in Thousands)
Income — dividends from bank subsidiary	$500	$550	$—
— interest and dividends	9	5	5
Total expense	567	124	—

Loss (income) before federal income tax and equity in undistributed earnings of subsidiaries	(58)	431	5
Applicable income tax benefit	(225)	(42)	—
Equity in undistributed income of subsidiaries	3,820	1,531	1,959

Net income	$3,987	$2,004	$1,964

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)
Statement of Cash Flows

	Year Ended December 31

	2005	2004	2003
(Dollars in Thousands)
Operating activities:
Net income	$3,987	$2,004	$1,964
Decrease in accrued expenses	(89)	(24)	(7)
Equity in undistributed (income) loss of subsidiaries	(3,820)	(1,531)	(1,959)

Net cash provided by (used in) operations	78	449	(2)
Investing activities:
Purchases of available-for-sale securities	(564)	(47)	—

Net cash used in investing activities	(564)	(47)	—
Financing activities:
Proceeds of long-term debt issuance	—	10,000	—
Proceeds of stock offering	98	—	—
Distribution of fractional shares	(2)	(2)	—
Investment in subsidiaries	—	(10,000)	—

Net cash used in financing activities	96	(2)	—

Net change in cash	(390)	400	(2)
Cash and cash equivalents at beginning of year	425	25	27

Cash and cash equivalents at end of year	$35	$425	$25

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES
Notes to the Consolidated Financial Statements — (continued)

17.	Summarized Quarterly Information (Unaudited)
      A summary of selected quarterly financial information for 2004 and 2003 follows:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Dollars in Thousands, except Per Share Data)
2005:
Interest income	$6,242	$6,964	$7,620	$8,704
Interest expense	2,183	2,551	2,952	3,602
Net interest income	4,059	4,413	4,668	5,102
Provision for credit losses	437	447	117	340
Other income	639	749	916	831
Loss on sale of securities	—	—	(79)	(168)
Other expenses	2,936	3,135	3,706	3,688
Income tax expense	489	591	622	635
Net income	836	989	1,060	1,102
Basic earnings per share	$0.30	$0.35	$0.38	$0.39
Diluted earnings per share	$0.28	$0.33	$0.35	$0.36
Basic weighted average shares outstanding	2,807,757	2,808,455	2,809,572	2,812,746
Diluted weighted average shares outstanding	2,955,745	3,023,774	3,033,889	3,036,316
2004:
Interest income	$4,310	$4,629	$5,190	$5,885
Interest expense	1,522	1,582	1,745	1,997
Net interest income	2,788	3,047	3,445	3,888
Provision for credit losses	365	563	635	597
Other income	507	665	627	698
Other expenses	2,370	2,523	2,579	2,878
Income tax expense	199	223	308	421
Net income	361	403	550	690
Basic earnings per share	$0.13	$0.14	$0.20	$0.25
Diluted earnings per share	$0.12	$0.14	$0.19	$0.23
Basic weighted average shares outstanding	2,807,757	2,807,757	2,807,757	2,807,757
Diluted weighted average shares outstanding	2,947,343	2,947,300	2,947,300	2,947,194

18.	Subsequent Events
      On March 9, 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield State Bank of Smithfield, Pa. (“Smithfield”) from various individual shareholders at a price of $40 per share. The agreements are subject to a variety of conditions, including receipt of all regulatory approvals. As a result of entering into these agreements, Centra may acquire approximately 53.58% of the outstanding shares of Smithfield for an estimated cost of $15.4 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Centra Financial Holdings, Inc.
      We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of Centra’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Centra’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

Cleveland, Ohio
March 10, 2006

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 2 through 4 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2006, which section is expressly incorporated by reference. Other Executive Officers are Henry M. Kayes, Jr. (38), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (“BB&T”); Kevin D. Lemley (51), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; E. Richard Hilleary (57), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Karla J. Strosnider (43) Senior Vice President — Operations, former Assistant Vice President, Operations, One Valley Bank — Charleston; Timothy P. Saab (48), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; and John T. Fahey (44) Vice President and Marketing Director, former Marketing Director Huntington National Bank, West Virginia.
      All the above noted officers with the exception of Mr. Kayes all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra, see “Management and Directors” on page 3 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2006, which section is expressly incorporated by reference.
      The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and other executive officers and shall be deemed to be incorporated by reference.

ITEM 11.	EXECUTIVE COMPENSATION
      See “Executive Compensation and Other Information” on pages 11 through 13 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2006, which is incorporated herein by reference.
      The report of the Compensation Committee of the Board of Directors on executive compensation included in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2006, shall be deemed to be incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      See “Ownership of Securities by Directors and Executive Officers” on page 14 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2006 which section is expressly incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      See “Certain Transactions with Directors and Officers and Their Respective Associates” on page 8 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2006 which section is expressly incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
      See “Ratification of Independent Registered Public Accounting Firm” on page 14 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2006, which section is expressly incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements:
      The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Consolidated Balance Sheets as of December 31, 2005 and 2004	35
Consolidated Statements of Income for the years ended December 31, 2005, 2004, and 2003	36
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003	37
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003	38
Notes to the Consolidated Financial Statements	39
Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	58
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
(a)(3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 63. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 63.

(c)	Financial Statement Schedules

None.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.

By:	/s/ Douglas J. Leech

Douglas J. Leech,
President and Chief Executive Officer
Date: March 16, 2006

By:	/s/ Kevin D. Lemley

Kevin D. Lemley,
SVP-CFO Principal Financial and
Accounting Officer
Date: March 16, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 16, 2006

/s/ James W. Dailey James W. Dailey II	Director	March 16, 2006

/s/ Arthur Gabriel Arthur Gabriel	Director	March 16, 2006

/s/ Robert A. McMillan Robert A. McMillan	Director	March 16, 2006

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 16, 2006

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 16, 2006

Signatures	Title	Date

/s/ Milan Puskar Milan Puskar	Director	March 16, 2006

/s/ Paul T. Swanson Paul T. Swanson	Director	March 16, 2006

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 16, 2006

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K
for Fiscal Year Ended December 31, 2005
EXHIBIT INDEX

Exhibit
Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2	Bylaws	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2a	Bylaws, as amended	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
4.1	Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1	Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2	Employment Agreement of Douglas J. Leech dated March 16, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.3	Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.4	Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5	Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6	Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.7	Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.8	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.9	Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.10	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.11	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.12	Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.13	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.14	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.15	Deferred compensation plan for directors	Filed herewith.
10.16	Employment and Change-of-Control Agreement with Karla J. Strosnider	Filed herewith.
10.17	Employment and Change-of-Control Agreement with John T. Fahey	Filed herewith.
10.18	Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.
12	Statement Re: Computation of Ratios	Filed herewith.
14	Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2006 Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on Page 49 herein.