Form 10-Q
period 2006-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2006-05-15
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2006
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
☑ Yes ☐ No
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
                           Large accelerated filer ☐                   Accelerated filer ☐                   Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
     As of April 30, 2006, the number of shares outstanding of the registrant’s only class of common stock was 2,817,309.

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-10 of this report.

Consolidated Balance Sheets at March 31, 2006 and December 31, 2005

Consolidated Statements of Income for the Three Months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2006 and March 31, 2005

Consolidated Statements of Cash Flows for the Three Months ended March 31, 2006 and March 31, 2005

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

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 11-25 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31	December 31
	2006	2005
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$11,958	$11,162
Interest-bearing deposits in other banks	1,610	1,634
Federal funds sold	—	10,633

Total cash and cash equivalents	13,568	23,429

Available-for-sale securities, at fair value (amortized cost of $50,106 at March 31, 2006 and $ 49,736 at December 31, 2005)	49,956	49,748

Loans, net of unearned income	495,159	463,496
Allowance for loan losses	(7,256)	(6,907)

Net loans	487,903	456,589

Premises and equipment, net	9,679	9,264
Loans held for sale	3,441	1,507
Other assets	10,984	10,219

Total assets	$575,531	$550,756

Liabilities
Deposits
Non-interest bearing	$69,558	$63,627
Interest bearing	436,051	420,905

Total deposits	505,609	484,532

Short-term borrowings	20,589	18,536
Long-term debt	10,000	10,000
Other liabilities	4,625	3,815

Total liabilities	540,823	516,883

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 2,817,309 issued and outstanding on March 31, 2006 and December 31, 2005, respectively	2,817	2,817
Additional paid-in capital	25,016	25,016
Accumulated earnings	6,965	6,033
Accumulated other comprehensive gain (loss)	(90)	7

Total stockholders’ equity	34,708	33,873

Total liabilities and stockholders’ equity	$575,531	$550,756

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2006	2005

Interest income
Loans, including fees	$8,607	$6,034
Loans held for sale	27	28
Securities available-for-sale	562	150
Interest-bearing bank balances	33	22
Federal funds sold	69	8

Total interest income	9,298	6,242

Interest expense
Deposits	3,672	1,955
Short-term borrowings	187	105
Long-term debt	176	123

Total interest expense	4,035	2,183

Net interest income	5,263	4,059

Provision for credit losses	469	437

Net interest income after provision for credit losses	4,794	3,622

Other income
Service charges on deposit accounts	229	193
Other service charges and fees	246	208
Secondary market income	163	205
Other	126	33

Total other income	764	639

Other expense
Salary and employee benefits	2,082	1,471
Occupancy expense	387	263
Equipment expense	343	274
Advertising	211	189
Professional fees	75	83
Data processing	249	142
Other outside services	110	82
Other	625	432

Total other expense	4,082	2,936

Net income before income tax	1,476	1,325

Income tax expense	544	489

Net income	$932	$836

Basic earnings per share	$.33	$.30
Diluted earnings per share	$.31	$.28
Basic weighted-average shares outstanding	2,817,309	2,807,757
Diluted weighted-average shares outstanding	3,039,665	2,955,745

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2006 and 2005
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
				—
Comprehensive income:
Net income	—	—	836	—	836
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $36	—	—	—	(54)	(54)

Total comprehensive income					782

Balance, March 31, 2005	$2,552	$25,185	$2,882	$(92)	$30,527

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Comprehensive income:
Net income	—	—	932	—	932
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $65	—	—	—	(97)	(97)

Total comprehensive income					835

Balance, March 31, 2006	$2,817	$25,016	$6,965	$(90)	$34,708

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2006	2005

Operating activities
Net income	$932	$836
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of discounts on securities	(45)	—
Amortization of premiums on securities	6	3
Provision for loan losses	469	437
Deferred income tax expense	290	401
Depreciation	309	233
Loans originated for sale	(26,675)	(14,560)
Proceeds of loans sold	24,904	13,994
Gain on sale of loans	(163)	(188)
Increase in other liabilities	810	1,334
Increase in other assets	(938)	(626)

Net cash (used in) provided by operating activities	(101)	1,864

Investing activities
Purchases of life insurance	(52)	(30)
Purchases of premises and equipment	(724)	(873)
Purchases of available-for-sale securities	(331)	(259)
Sales and maturities of available-for-sale securities	—	482
Net increase in loans made to customers	(31,783)	(21,279)

Net cash used in investing activities	(32,890)	(21,959)

Financing activities
Net increase in deposits	21,077	29,625
Net decrease in securities sold under agreement to repurchase	2,053	(1,298)

Net cash provided by financing activities	23,130	28,327

(Decrease) increase in cash and cash equivalents	(9,861)	8,232

Cash and cash equivalents — beginning of period	23,429	13,345

Cash and cash equivalents — end of period	$13,568	$21,577

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
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2005, Form 10-K filed with the Securities and Exchange Commission.
Note C — Potential Acquisition
On March 9, 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield State Bank of Smithfield, Pa. (“Smithfield”) from various individual stockholders at a price of $40 per share. The agreements are subject to a variety of conditions, including receipt of all regulatory approvals. As a result of entering into these agreements, Centra may acquire approximately 77.83% of the outstanding shares of Smithfield for an estimated cost of $22.4 million. Centra currently either owns or has agreements to purchase 78.870% of Smithfield. On April 7, 2006 Centra and Smithfield entered into an Agreement and Plan of Merger for the purchase of Smithfield. The Agreement and Plan of Merger provides that Centra will pay the remaining shareholders $40 per share, subject to regulatory approval. The approximate total cost of the acquisition is $28.5 million. Centra will use the proceeds of a $15 million public offering toward the acquisition cost and anticipates borrowing an additional $13.5 million to finance the acquisition. Any further amounts needed to complete the Smithfield acquisition will be funded by dividends Centra receives from Centra Bank.
Note D — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2006 and 2005, stock options to purchase 919,728 and 929,795 shares at an average price of $10.54 for both periods were outstanding. For the three months ended March 31, 2006 and 2005, the dilutive effect of stock options was 222,356 and 147,989 shares, respectively.
Note E — Stock Based Compensation
Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed pro forma net income under the preferable fair-value-based method. Centra has historically accounted for its stock options under APB 25 and adopted the provisions of Statement 123R on January 1, 2006 as required.
Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 968,000 shares of common stock. Centra believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms.
Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Accordingly, results for prior periods have not been restated. As a result of adopting Statement 123R, Centra began recognizing compensation expense over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $40,518 for the three months ended March 31, 2006 was recognized.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock option grants during the quarter ended March 31, 2006.

A summary of option activity under the Plan as of March 31, 2006 and the changes during the three months then ended is presented below:

Three Months Ended March 31, 2006
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding Shares:
Outstanding at beginning of period	919,728	$10.53
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	919,728	$10.53	6.04 years	$4.24

Exercisable at end of period	789,348	$10.16	5.57 years	$4.61

There were no stock options exercised during the current quarter.
A summary of the status of Centra’s nonvested shares as of March 31, 2006 and the changes during the three months then ended is presented below.

	March 31, 2006
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non Vested Shares:
Non vested at beginning of period	158,263	$3.13
Granted	—	—
Vested	27,882	3.13
Forfeited	—	—

Non vested at end of period	130,381	$3.13

As of March 31, 2006, there was $377,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of three years. The total fair value of shares vested during the three months ended March 31, 2006 was $ 87,000.

Had compensation expense been determined as if Centra had recognized compensation expense for its stock options based on the estimated fair value of its stock option at the date of grant amortized over the vesting period of the option, pro forma net income for the three months ended March 31, 2005 would have been as follows:
     (Dollars in Thousands, Except Per Share Data)

Three Months
Ended
March 31
2005
Net income as reported	$836
Stock based compensation using fair value method, net of tax	(222)

Pro forma net income	$614

Basic earnings per share as reported	$.30
Diluted earnings per share as reported	$.28
Proforma basic earnings per share	$.22
Proforma diluted earnings per share	$.21
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 — Share Based Payments (SAB 107) to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Centra adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123R beginning January 1, 2006.
Note F — Recent Accounting Pronouncements
FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)
In March 2005, the FASB issued FIN 47, which clarifies the term “conditional asset retirement obligation” as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations. FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. An entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 becomes effective for fiscal years ending after December 15, 2005. The impact of adopting FIN 47 is not material to its financial condition, results of operations, or cash flows.
Financial Accounting Standards Board Statement (“FASB”) No. 154, Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”)
In May 2005, the FASB issued Statement 154, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial

Statements. Statement 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Statement 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of this new pronouncement is not material to Centra’s financial condition, results of operations, or cash flows.
FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”)
In February 2006, the FASB issued Statement 155, which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. SFAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument shall be recognized as a cumulative effect adjustment to retained earnings. The adoption of this statement is not expected to have an impact on Centra’s financial condition, result of operations or cash flows since Centra currently does not maintain such financial instruments.
FASB Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“Statement 156”).
In March 2006, the FASB issued Statement 156 that requires entities to separately recognize a servicing asset or liability whenever it undertakes an obligation to service financial assets and also requires all separately recognized servicing assets or liabilities to be initially measured at fair value. Additionally, this standard permits entities to choose among two alternatives, the amortization method or fair value measurement method, for the subsequent measurement of each class of separately recognized servicing assets and liabilities. The standard is effective for Centra on January 1, 2007, however, the adoption of this statement is not expected to have an impact on Centra’s financial condition, results of operations or cash flows since Centra does not service loans for others (all loans sold in the secondary market are sold servicing released).
FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”)
In December 2003, a law was enacted that expands Medicare benefits, primarily adding a prescription drug benefit for Medicare-eligible retirees beginning in 2006. The law also provides a federal subsidy to companies that sponsor postretirement benefit plans providing prescription drug coverage. FSP 106-2 specifies that any Medicare subsidy must be taken into account in measuring the employer’s postretirement health care benefit obligation and will also reduce the net periodic postretirement cost in future periods. During the first quarter of 2005, government authorities issued further clarification on certain aspects of the Medicare Act. The impact of this new pronouncement is not material to Centra’s financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At March 31, 2006 and 2005 or for the Three Months Ended March 31, 2006 and 2005:

	Three Months Ended
	March 31
	2006	2005

Net income to:
Average assets	.67%	.75%
Average stockholders’ equity	10.94	11.15
Net interest margin	4.02	3.86

Average stockholders’ equity to average assets	6.11	6.69
Total loans to total deposits (end of period)	97.93	100.51
Allowance for loan losses to total loans (end of period)	1.46	1.35
Efficiency ratio	67.73	62.49
Capital ratios:
Tier 1 capital ratio	8.58	8.09
Risk-based capital ratio	10.04	11.99
Leverage ratio	6.82	6.70
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$12.32	$11.96
Market value per share (end of period)*	14.77	13.64
Basic earnings per share	.33	.30
Diluted earnings per share	.31	.28

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2005 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of estimated future cash flows, estimated losses in pools of homogeneous loans based on historical loss experience of peer banks, estimated losses on specific commercial credits, and consideration of current economic trends and conditions, all of which may be susceptible to significant change. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Allowance for Credit Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2005 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Results of Operations
Overview of the Statement of Income
For the quarter ended March 31, 2006, Centra earned $932,000 compared to $836,000 in the first quarter of 2005. These earnings equated to a return on average assets of .67% and .75% respectively and a return on average equity of 10.94% and 11.15% respectively. This improvement in net income is essentially due to an increase in net interest income due to a growth in the balance sheet and an improvement in net interest margin associated with loan growth, investments and an increase in market interest rates.
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
Net interest income increased to $5.3 million in the first quarter of 2006 from $4.1 million in the first quarter of 2005. This increase was due to growth in interest earning assets and an improvement in net interest margin in the first quarter of 2006.
Centra’s interest-earning assets and liabilities increased significantly during the first quarter of 2006 compared to 2005. The most significant areas of change were net loans, which increased to an average balance of $473.5 million for the quarter ended March 31, 2006 from $400.2 million for the quarter ended March 31, 2005 and interest-bearing liabilities which grew to an average of $459.2 million from $367.7 for the respective periods. These trends reflect the continued growth of Centra.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarter ended March 31, 2006 and 2005 was 4.02% and 3.86% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased eight times for a total increase of 2.00% since March 31, 2005. In addition, restructuring of the investment portfolio in 2005 resulted in improved earnings for the current quarter. The aforementioned loan growth for the comparable three month periods and the recent increases in the prime lending rate continued to increase the net interest margin. The net interest margin was previously at a lower level due to the overall decline in interest rates that began in 2001 and continued to decline through 2003 with the last decrease occurring on June 27, 2003 when prime was reduced to 4.00%. The prime lending rate has now increased to 7.75% as of March 31, 2006. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 3.57% in the first quarter of 2006 from 2.41% in the first quarter of 2005.
Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2006			March 31, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,780	$33	7.49%	$1,737	$22	5.19%
Federal funds sold	6,314	69	4.45	1,436	7	2.15
Loans held for sale	1,977	27	5.56	2,030	28	5.57
Investments:
Taxable	48,745	552	4.53	23,212	149	2.57
Tax exempt	1,099	17	6.16	100	2	6.67

Loans:
Commercial	317,182	5,875	7.51	274,165	4,036	5.97
Tax exempt	2,307	43	7.66	2,404	47	7.89
Consumer	45,284	833	7.46	30,191	534	7.18
Real estate	115,874	1,871	6.46	100,027	1,434	5.73
Allowance for loan losses	(7,138)	—	—	(6,607)	—	—

Net loans	473,509	8,622	7.38	400,180	6,051	6.13

Total earning assets	533,424	9,320	7.09	428,695	6,259	5.92
Cash and due from banks	11,683			11,861
Other assets	19,968			14,284

Total assets	$565,075			$454,840

Liabilities
Deposits:
Non-interest bearing demand	$67,223	$—		$54,135	$—

NOW	66,664	519	3.16	43,514	137	1.28
Money market checking	64,583	384	2.41	60,555	181	1.21
Savings	16,332	37	0.92	14,247	23	0.67
IRAs	16,029	159	4.03	10,236	84	3.31
CDs	266,364	2,573	3.92	209,358	1,530	2.96
Short-term borrowings	19,186	187	3.96	19,838	105	2.15
Long-term borrowings	10,000	177	7.16	10,000	123	4.99

Total interest-bearing liabilities	459,158	4,036	3.57	367,748	2,183	2.41

Other liabilities	4,155			2,546

Total liabilities	530,536			424,429

Stockholders’ equity
Common stock	2,817			2,552
Paid-in capital	25,016			25,186
Accumulated earnings	6,744			2,764
Unrealized gains (losses)	(38)			(91)

Total stockholders’ equity	34,539			30,411

Total liabilities and stockholders’ equity	$565,075			$454,840

Net interest spread			3.52			3.51
Impact of non-interest bearing funds on margin			.50			.35

Net interest income-margin		$5,284	4.02%		$4,076	3.86%

Allowance and Provision for Credit Losses
Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. In the fourth quarter of 2005, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassification had no effect on the provision for credit losses which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholder’s equity. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. The allowance for credit losses was $8,050, $7,577 and $6,825 as of March 31, 2006, December 31, 2005, and March 31, 2005, respectively. The increase in the allowance for loan losses at March 31, 2006 compared to the previous periods was due to a continued increase in the loan portfolio and the results of Centra’s ongoing evaluation of economic conditions. This evaluation resulted in an increase in certain risk characteristics of the portfolio associated with increasing cash-flow pressures on variable rate borrowers and the increasing costs of petroleum products. The provision for credit losses for the quarters ended March 31, 2006 and 2005 was $469,000 and $437,000, respectively.
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
The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2006	2005

Allowance for loan losses
Balance, beginning of period	$6,907	$5,764

Loan charge-offs	(1)	(6)
Loan recoveries	5

Net charge-offs (recoveries)	4	(6)
Loan loss provision	345	437

Balance, end of period	$7,256	$6,195

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in thousands)	2006	2005

Non-accrual loans:
Commercial	$0	$84
Real Estate	0	163
Consumer	214	57

Total non-accrual loans	214	304
Renegotiated loans	—	—

Total non-performing loans	214	304
Other real estate, net	205	—

Total non-performing assets	$419	$304

Accruing loans past due 30 days or more	$202	$566
Non-performing loans as a % of total loans	.10%	.07%
Allowance for loan losses as a % of non-performing loans	1,761%	2,245%
Allowance for credit losses as a % of total loans	1.63%	1.63%
During 2005, Centra reclassified a Reserve for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this reserve account is as follows:

	March 31
(Dollars in thousands)	2006	2005

Balance, beginning of period	$670	$630
Provision	124	—

Balance, end of period	$794	$630

The bank had four nonaccrual loans outstanding as of March 31, 2006 totaling $214,240; six as of December 31, 2005 totaling $72,000; and seven as of March 31, 2005 totaling $304,000. The bank had one parcel of other real estate owned as of March 31, 2006 and no real estate owned for the prior periods shown. Centra had delinquent loans in excess of 30 days past due of $202,000 as of March 31, 2006, $274,000 as of December 31, 2005 and $566,000 as of March 31, 2005. The bank had $4,000 in net recoveries in the first three months of 2006 and $6,000 in net charge-offs in the first three months of 2005.
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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $764,000 in the first quarter of 2006 compared to $639,000 in the first quarter of 2005. The overall increase in non-interest income is predominantly due to an increase in other service charges. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2006 and 2005.
Service charges on deposit accounts increased to $229,000 in the first quarter of 2006 from $193,000 in the first quarter of 2005 This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 16.87% from March 31, 2005 to March 31, 2006.
Other service charges and fees increased to $246,000 in the first quarter of 2006 from $208,000 in the first quarter of 2005. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $163,000 from such fees in the first quarter of 2006 compared to $205,000 in the first quarter of 2005. This decrease resulted from a decreased level of mortgages being sold on the secondary market when compared to the comparable volumes in 2005.
Non-Interest Expense
For the first quarter of 2006, non-interest expense totaled $4,082,000 compared to $2,936,000 in the first quarter of 2005. Centra’s efficiency ratio was 67.73% for the first quarter of 2006 compared to 62.49% for the first quarter of 2005. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2006 efficiency ratio increased slightly due to additional salaries and benefits associated with and the enhancement of customer service staff positions in the bank.
Salaries and benefits totaled $2,082,000 for the quarter ended March 31, 2006 compared to $1,471,000 for the quarter ended March 31, 2005. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 168 full-time equivalent personnel as of March 31, 2006 compared to 114 full-time equivalent personnel as of March 31, 2005. This increase is due to the addition of customer support and operations personnel to support the growth of the bank. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended March 31, 2006 and 2005, occupancy expense totaled $387,000 and $263,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $73,000 and $33,000, respectively, while lease expense totaled $227,000 and $148,000.
Equipment expense totaled $343,000 in the first quarter of 2006 compared to $274,000 for the first quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $236,000 for the quarter ended March 31, 2006 and $200,000 for the quarter ended March 31, 2005. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Sabraton banking office and the expansion of Centra’s customer support personnel.
Advertising costs totaled $211,000 in the first quarter of 2006 compared to $189,000 in the first quarter of 2005. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2006 due to intense competition for deposits. The bank has marketed more intensely in 2006 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $75,000 in the first quarter of 2006 compared to $83,000 in the first quarter of 2005. This decrease reflects expenses incurred in 2005 to begin the implementation of Section 404 of the Sarbanes-Oxley Act, which has now been postponed for non-accelerated filers until December 31, 2007.
Data processing costs totaled $249,000 in the first quarter of 2006 compared to $142,000 in the first quarter of 2005. Data processing costs have increased in correlation to the number of deposit and loan accounts of the bank. In addition, Centra incurred reduced costs in the first quarter of 2005 due to a contract renegotiation.
Other outside services totaled $110,000 in the first quarter of 2006 compared to $82,000 in the first quarter of 2005. This increase is due to the increasing complexity of operating the bank and the utilization of consultants to assist in various banking projects.
Other operating expense totaled $625,000 in the first quarter of 2006 compared to $514,000 in the first quarter of 2005. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
The effective tax rate for the first quarter of 2006 and 2005 was 36.9%. Centra is continually searching for methods to minimize the overall tax liability.
Centra incurred income tax of $544,000 in the first quarter of 2006 compared to $489,000 for the first quarter of 2005. Centra’s income tax expense has increased over prior year due to an increase in net income before tax.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .67% and 10.94% for the first quarter of 2006 compared to .75% and 11.15% for the first quarter of 2005. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2006, as they did in 2005.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at March 31, 2006 were $575.5 million or an increase of $24.8 million since December 31, 2005. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $505.6 million at March 31, 2006 or an increase of $21.0 million since December 31, 2005. Short-term borrowings totaled $20.6 million at March 31, 2006 and have increased $2.1 million since December 31, 2005.
Stockholders’ equity has increased approximately $.8 million from December 31, 2005 due to Centra’s net income.
Cash and Cash Equivalents
Cash and cash equivalents totaled $13.6 million as of March 31, 2006 compared to $23.4 million as of March 31, 2005, or a decrease of $9.8 million.
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
Investment Securities
Investment securities totaled $50.0 million as of March 31, 2006 and $49.7 million as of December 31, 2005. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $.3 million from year-end and reflects Centra utilizing short-term agency securities to provide additional yield while maintaining adequate liquidity to satisfy loan demand.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2006, the amortized cost of the bank’s investment securities totaled $50.0 million, resulting in unrealized depreciation in the investment portfolio of $150,000 and a corresponding decrease in the bank’s equity of $90,000, net of deferred income taxes. Management believes the decline in fair value to be attributable to changes in market interest rates and not the credit quality of the issuers. Centra has the ability to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The average life of the investment portfolio is approximately 19 months.
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
The following table details total loans outstanding as of:

	March 31	December 31
(Dollars in thousands)	2006	2005
Commercial	$68,266	$63,887
Real estate, commercial	262,365	241,384
Real estate, mortgage	117,062	115,683
Consumer	47,466	42,542

Total loans	$495,159	$463,496

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2006.
Loan Concentration
With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building and general contracting, real estate leasing, and the travel accommodation industries. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $506 million at March 31, 2006.

Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2006, non-interest bearing deposits totaled $69.6 million compared to $63.6 million at December 31, 2005. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $436.1 million at March 31, 2006 compared to $420.9 million at December 31, 2005 Average interest-bearing liabilities totaled $459.2 million during the first quarter of 2006 compared to $367.7 million for the first quarter of 2005. Average non-interest bearing demand deposits totaled $67.2 million for the first quarter of 2006 compared to $54.1 million for the first quarter of 2005. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At March 31, 2006, short-term borrowings totaled $20.6 million compared to $18.5 million at December 31, 2005.
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
Capital/Stockholders’ Equity
At March 31, 2006, accumulated other comprehensive loss totaled $90,000 compared to an accumulated other comprehensive gain of $7,000 at December 31, 2005. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2006, Centra Bank has $5.9 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2005 Form 10-K. At March 31, 2006 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $10 million trust preferred offering qualifying as Tier 1 capital for regulatory purposes.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $11.8 million and $10.1 million at March 31, 2006 and December 31, 2005, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2006 and December 31, 2005 was $119.4 million and $97.6 million, respectively. At March 31, 2006 and December 31, 2005, Centra has recorded $794,000 and $670,000, respectively, as a reserves against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.
Centra originates long-term, fixed rate or adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2006 and March 31, 2005, Centra had $3.4 million and $1.5 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2006 in all rate change scenarios.

The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2006.
     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$3,909	16.23%
200	2,603	10.81
100	1,306	5.42
-100	(1,312)	(5.45)
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
Future Outlook
The bank’s results of operations in the first quarter of 2006 represents a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003 with the permanent facility opening on July 5, 2005. The Sabraton office and drive-in facility was opened in November, 2004. Centra currently has options to acquire banking sites in the Westover area of Morgantown and the Spring Mills area of Martinsburg and anticipates having a full-service banking facilities in operation by the end of 2006. In addition, Centra is constructing a new main office location in Martinsburg adjacent to the existing Foxcroft drive-through facility. This construction is expected to be completed by the end of the second quarter. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.
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
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2005 filing on Form 10-K.
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

May 15, 2006	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer