Form 10-Q
period 2006-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2006-08-11
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2006
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
     As of August 1, 2006, the number of shares outstanding of the registrant’s only class of common stock was 3,674,730.

Centra Financial Holdings, Inc.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 4-14 of this report.

Consolidated Balance Sheets at June 30, 2006 and December 31, 2005
Consolidated Statements of Income for the Six and Three Months ended June 30, 2006 and June 30, 2005
Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2006 and June 30, 2005
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2006 and June 30, 2005
Notes to Consolidated Financial Statements

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

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 15-32 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
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
EX-10.19
EX-10.20
EX-10.21
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30	December 31
	2006	2005
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$13,338	$11,162
Interest-bearing deposits in other banks	1,389	1,634
Federal funds sold	—	10,633

Total cash and cash equivalents	14,727	23,429

Available-for-sale securities, at fair value (amortized cost of $46,915 at June 30, 2006 and $49,736 at December 31, 2005)	46,648	49,448
Other investments	14,021	300

Loans, net of unearned income	539,251	463,496
Allowance for loan losses	(7,969)	(6,907)

Net loans	531,282	456,589

Premises and equipment, net	10,701	9,264
Loans held for sale	4,504	1,507
Other assets	11,170	10,219

Total assets	$633,053	$550,756

Liabilities
Deposits
Non-interest bearing	$74,865	$63,627
Interest bearing	452,904	420,905

Total deposits	527,769	484,532

Short-term borrowings	33,851	18,536
Long-term debt	20,000	10,000
Other liabilities	3,382	3,815

Total liabilities	585,002	516,883
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 3,514,237 and 2,817,309 issued and outstanding on June 30, 2006 and December 31, 2005, respectively	3,514	2,817
Additional paid-in capital	36,791	25,016
Accumulated earnings	7,906	6,033
Accumulated other comprehensive (loss) gain	(160)	7

Total stockholders’ equity	48,051	33,873

Total liabilities and stockholders’ equity	$633,053	$550,756

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2006	2005	2006	2005

Interest income
Loans, including fees	$18,373	$12,767	$9,766	$6,733
Loans held for sale	81	60	54	32
Securities available-for-sale	1,112	303	550	153
Interest-bearing bank balances	80	44	47	22
Federal funds sold	73	32	4	24

Total interest income	19,719	13,206	10,421	6,964

Interest expense
Deposits	7,867	4,281	4,195	2,326
Short-term borrowings	498	194	311	89
Long-term debt	381	259	205	136

Total interest expense	8,746	4,734	4,711	2,551

Net interest income	10,973	8,472	5,710	4,413

Provision for credit losses	1,208	884	739	447

Net interest income after provision for credit losses	9,765	7,588	4,971	3,966

Other income
Service charges on deposit accounts	487	438	258	245
Other service charges and fees	511	431	265	223
Secondary market income	364	411	201	206
Other	30	108	(96)	75

Total other income	1,392	1,388	628	749

Other expense
Salary and employee benefits	4,246	3,024	2,164	1,553
Occupancy expense	520	514	133	251
Equipment expense	690	562	347	288
Advertising	507	386	296	197
Professional fees	150	235	75	152
Data processing	494	306	245	164
Other outside services	244	184	134	82
Other	1,343	860	718	448

Total other expense	8,194	6,071	4,112	3,135

Net income before income taxes	2,963	2,905	1,487	1,580

Income tax expense	1,090	1,080	546	591

Net income	$1,873	$1,825	$941	$989

Basic net income per share	$.66	$.65	$.33	$.35
Diluted net income per share	$.60	$.61	$.29	$.33
Basic weighted average shares outstanding	2,853,794	2,808,108	2,889,878	2,808,455
Diluted weighted average shares outstanding	3,125,890	2,981,084	3,211,713	3,023,774

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2006 and 2005
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
Issuance of common stock	2	17			19
Comprehensive income:
Net income	—	—	1,825	—	1,825
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $17	—	—	—	(26)	(26)

Total comprehensive income					1,799

Balance, June 30, 2005	$2,554	$25,202	$3,871	$(64)	$31,563

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Issuance of common stock	697	11,775			12,472
Comprehensive income:
Net income	—	—	1,873	—	1,873
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $111	—	—	—	(167)	(167)

Total comprehensive income					1,706

Balance, June 30, 2006	$3,514	$36,791	$7,906	$(160)	$48,051

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2006	2005

Operating activities
Net income	$1,873	$1,825
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Accretion of discounts on securities	(81)	—
Amortization of premiums on securities	11	7
Provision for credit losses	1,208	884
Deferred income tax expense	691	508
Gain on disposal of premises and equipment	—	(2)
Depreciation	609	470
Loans originated for sale	(31,623)	(29,725)
Proceeds of loans sold	28,978	28,800
Gain on sale of loans	(352)	(381)
(Decrease) increase in other liabilities	(433)	411
Increase in other assets	(1,177)	(1,073)

Net cash (used in) provided by operating activities	(296)	1,724

Investing activities
Purchases of life insurance	(99)	(1,730)
Purchases of premises and equipment	(2,046)	(1,913)
Purchases of available-for-sale securities	(1,110)	(1,542)
Purchases of other investments	(14,274)	—
Sales and maturities of available-for-sale securities	4,000	1,981
Net increase in loans made to customers	(75,901)	(41,781)

Net cash used in investing activities	(89,430)	(44,985)

Financing activities
Net increase in deposits	43,237	53,090
Net increase (decrease) in securities sold under agreement to repurchase	15,315	(2,357)
Proceeds of stock offering	12,472	19
Proceeds of long-term borrowing	10,000	—

Net cash provided by financing activities	81,024	50,752

(Decrease) increase in cash and cash equivalents	(8,702)	7,491

Cash and cash equivalents — beginning of period	23,429	13,345

Cash and cash equivalents — end of period	$14,727	$20,836

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
In June 2006, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II subsidiary. The proceeds of this offering will be used for acquisition and general corporate purposes. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 1.65% over the three-month LIBOR rate, reset quarterly. Interest payments are due in January, April, July and October.
In April 2006, Centra initiated a public offering of $15,000,000 through the sale of 833,333 shares of its common stock at $18.00 per share. On May 17, 2006, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. As of June 30, 2006, Centra had sold 696,928 of the combined offerings or approximately 69.7%. As of August 1, 2006, Centra has sold 857,421 shares or a total of 85.8% of the combined offerings. Centra expects to sell the additional shares in the third quarter of 2006.
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the six and three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2005, Form 10-K filed with the Securities and Exchange Commission.

Note C – Potential Acquisition
On March 9, 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield State Bank of Smithfield, Pa. (“Smithfield”) from various individual stockholders at a price of $40.00 per share. The agreements are subject to a variety of conditions, including receipt of all regulatory approvals. As a result of entering into these agreements, Centra may acquire approximately 80.87% of the outstanding shares of Smithfield for an estimated cost of $23.3 million. On April 7, 2006 Centra and Smithfield entered into an Agreement and Plan of Merger for the purchase of Smithfield. The Agreement and Plan of Merger provides that Centra will pay the remaining Smithfield shareholders $40.00 per share, subject to regulatory approval. During June 2006, Centra applied for and was granted approval to borrow $15 million to serve as short-term financing pending the issuance of Trust Preferred Securities and the issuance of common stock. Centra did not utilize this borrowing during the acquisition process. As of June 30, 2006 Centra had purchased 49.56% of Smithfield at a cost of approximately $14.3 million. During July 2006 Centra purchased the remaining shares authorized under these agreements for $9.0 million and owned 80.87% of Smithfield as of July 31, 2006. The approximate total cost of the acquisition is $28.5 million. Centra will use the proceeds of an $18 million public offering and an additional $10 million in Trust Preferred Securities to finance the acquisition. Any further amounts needed to complete the Smithfield acquisition will be funded by dividends Centra receives from Centra Bank.
On July 24, 2006 Smithfield had a meeting of its shareholders to approve the agreement and plan of merger. The agreement and plan of merger was approved by the required majority of shareholders and regulatory approval to complete the merger is expected to be received during the third quarter.
As of June 30, 2006, Centra has recorded its investment of $14.3 million in Smithfield as Other Investments in its Consolidated Balance Sheets. Centra has also recorded its share of Smithfield’s results of operations, which is a loss of approximately $253,000, in the Consolidated Statements of Income for the three and six month periods ended June 30, 2006. Based on the additional shares of Smithfield acquired in July, Smithfield’s financial information will be consolidated with Centra’s in subsequent periods.
Note D – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2006 and 2005, stock options to purchase 919,728 and 927,373 shares at an average price of $10.53 for both periods were outstanding. For the three months ended June 30, 2006 and 2005, the dilutive effect of stock options was 321,835 and 215,318 shares, respectively. For the six months ended June 30, 2006 and 2005, the dilutive effect of stock options was 272,096 and 172,976, respectively.

Note E – Stock Based Compensation
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
Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 1,500,000 shares of common stock. Centra believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms.
Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Accordingly, results for prior periods have not been restated. As a result of adopting Statement 123R, Centra began recognizing compensation expense for unvested stock option awards over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $81,036 and $40,518 was recognized for the six and three months ended June 30, 2006.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. There were no stock option grants during the six months ended June 30, 2006.

A summary of option activity under the Plan as of June 30, 2006 and the changes during the six months then ended is presented below:

Six Months Ended June 30, 2006
Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding Shares:
Outstanding at beginning of period	919,728	$10.53
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding at end of period	919,728	$10.53	5.80 years	$7.47

Exercisable at end of period	789,649	$10.16	5.32 years	$7.84

There were no stock options exercised during the first six months of 2006.
A summary of the status of Centra’s nonvested shares as of June 30, 2006 and the changes during the six and three months then ended is presented below.

	Six Months Ended		Three Months Ended
	June 30, 2006		June 30, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non Vested Shares:
Non vested at beginning of period	158,263	$3.13	130,381	$3.13
Granted	—	—	—	—
Vested	28,184	3.13	302	3.13
Forfeited	—	—	—	—

Non vested at end of period	130,079	$3.13	130,079	$3.13

As of June 30, 2006, there was $299,000 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of three years. The total fair value of shares vested during the six and three months ended June 30, 2006 was $ 88,000 and $1,000 respectively.
Had compensation expense been determined as if Centra had recognized compensation expense for its stock options based on the estimated fair value of its stock option at the date of grant amortized over the vesting period of the option, pro forma net income for the six and three months ended June 30, 2005 would have been as follows:
(Dollars in Thousands, Except Per Share Data)

	Six Months	Three Months
	Ended	Ended
	June 30	June 30
	2005	2005

Net income as reported	$1,825	$989
Stock based compensation using fair value method, net of tax	(281)	(59)

Pro forma net income	$1,544	$930

Basic earnings per share as reported	$.65	$.35
Diluted earnings per share as reported	$.61	$.33
Proforma basic earnings per share	$.55	$.33
Proforma diluted earnings per share	$.52	$.31
In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 – Share Based Payments (SAB 107) to provide public companies additional guidance in applying the provisions of Statement 123R. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of Statement 123R with certain existing SEC guidance. Centra adopted the provisions of SAB 107 in conjunction with the adoption of Statement 123R beginning January 1, 2006.
Note F – Recent Accounting Pronouncements
FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”)
In June 2006, the FASB issued FIN 48, which prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll-forward of unrecognized tax benefits. The provisions of this interpretation are required to be adopted for fiscal periods beginning after December 15, 2006. Centra will be required to apply the provisions of FIN 48 to all tax positions upon initial adoption with any cumulative effect adjustment to be recognized as an adjustment to retained earnings. Centra does not expect the adoption of FIN 48 to have a material impact on Centra’s financial condition, results of operations, or cash flows.

Other recent accounting pronouncements are as follows:
•	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)

•	Financial Accounting Standards Board Statement (“FASB”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“Statement 154”)

•	FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“Statement 155”)

•	FASB Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“Statement 156”).

•	FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”)
Centra does not expect the impact from adopting these pronouncements to be material to its financial condition, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At June 30, 2006 and 2005 or for the Six and Three Months Ended June 30, 2006 and 2005:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2006	2005	2006	2005

Net income to:
Average assets	.65%	.79%	.63%	.82%
Average stockholders’ equity	10.62	11.94	10.30	12.70
Net interest margin	4.04	3.89	4.07	3.93

Average stockholders’ equity to average assets	6.08	6.59	6.13	6.49
Total loans to total deposits (end of period)	102.18	99.93	102.18	99.93
Allowance for credit losses to total loans (end of period)	1.63	1.63	1.63	1.63
Efficiency ratio	66.27	61.57	64.88	60.73
Capital ratios:
Tier 1 capital ratio	12.98	8.63	12.98	8.63
Risk-based capital ratio	15.05	9.88	15.05	9.88
Leverage ratio	10.79	7.64	10.79	7.64
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$13.67	$11.40	$13.67	$11.40
Market value per share (end of period)*	18.00	14.54	18.00	14.54
Basic earnings per share	.66	.65	.33	.35
Diluted earnings per share	.60	.61	.29	.33

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

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
In March 2006, Centra began entering into Stock Purchase Agreements to acquire shares of common stock of Smithfield from various individual stockholders at a price of $40 per share. On April 7, 2006 Centra and Smithfield entered into an Agreement and Plan of Merger which is subject to regulatory approval. As of June 30, 2006, Centra had acquired 49.56% of Smithfield’s stock and as of July 31, 2006, Centra owned 80.87% of Smithfield’s stock. Smithfield held a shareholder meeting on July 24, 2006 and the Agreement and Plan of Merger was approved. Smithfield will compliment Centra’s market with its four offices located no more than 10 air-miles from Centra’s Morgantown operations.
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
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. The impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48“) although deemed immaterial, also requires evaluation and documentation. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2005 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations
Overview of the Statement of Income
For the quarter ended June 30, 2006, Centra earned $941,000 compared to $989,000 in the second quarter of 2005. These earnings equated to a return on average assets of .63% and .82% respectively and a return on average equity of 10.30% and 12.70% respectively. This decrease in net income is essentially due to Centra recognizing it’s proportionate share of Smithfield’s loss, which was $253,000, in other income. This decrease was offset by an increase in net interest income due to a growth in the balance sheet and an improvement in net interest margin associated with loan growth, investments and an increase in market interest rates.
For the six months ended June 30, 2006, Centra earned $1,873,000 compared to $1,825,000 for the first six months of 2005. These earnings equated to a return on average assets of .65% and .79% respectively and a return on average equity of 10.62% and 11.94% respectively. This increase in profitability is essentially due to an improved net interest margin due to loan growth and prime rate increases offset by Centra recognizing its proportionate share of Smithfield’s loss as noted above.
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
Net interest income increased to $5.7 million in the second quarter of 2006 from $4.4 million in the second quarter of 2005. This increase was due to growth in interest earning assets and an improvement in net interest margin in the second quarter of 2006.
Net interest income increased to $11.0 million in the first six months of 2006 from $8.5 million in the first six months of 2005. This increase was due to growth in interest earning assets and an improvement in net interest margin in the first six months of 2006.
Centra’s interest-earning assets and liabilities increased significantly during the second quarter and first six months of 2006 compared to 2005. The most significant areas of change were net loans, which increased to an average balance of $509.1 million for the quarter ended June 30, 2006 from $422.5 million for the quarter ended June 30, 2005 and interest-bearing liabilities which grew to an average of $485.7 million from $386.5 for the respective periods. Net loans increased to an average balance of $491.4 million for the six months ended June 30, 2006 from $411.4 million for the six months ended June 30, 2005 and interest-bearing liabilities which grew to an average of $472.4 million from $377.1 for the respective periods. These trends reflect the continued growth of Centra.

Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2006 and 2005 was 4.07% and 3.93% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased eight times for a total increase of 2.00% since June 30, 2005. In addition, restructuring of the investment portfolio in 2005 resulted in improved earnings for 2006. The aforementioned loan growth for the comparable three month periods and the recent increases in the prime lending rate continued to increase the net interest margin. The prime lending rate has now increased to 8.25% as of June 30, 2006. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 3.89% in the second quarter of 2006 from 2.65% in the second quarter of 2005.
The net interest margin for the six months ended June 30, 2006 and 2005 was 4.04% and 3.89% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix shifted to higher yielding loans and the prime lending rate increased eight times for a total increase of 2.00% since June 30, 2005. In addition, restructuring of the investment portfolio in 2005 resulted in improved earnings for 2006. The aforementioned loan growth for the comparable six month periods and the recent increases in the prime lending rate continued to increase the net interest margin. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 3.74% for the six months ended June 30, 2006 from 2.53% for the six months ended June 30, 2005.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rate, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,326	$47	14.34%	$1,697	$22	5.10%
Federal funds sold	832	8	4.06	3,308	24	2.98
Loans held for sale	3,932	54	5.46	1,882	32	6.87
Investments:
Taxable	49,021	539	4.41	23,032	152	2.64
Tax exempt	1,099	17	6.09	144	2	5.45

Loans:
Commercial	344,067	6,764	7.89	288,573	4,527	6.29
Tax exempt	2,365	43	7.26	2,419	47	7.82
Consumer	49,627	938	7.58	32,870	602	7.34
Real estate	120,747	2,036	6.76	105,659	1,574	5.98
Allowance for loan losses	(7,671)	—	—	(7,038)	—	—

Net loans	509,135	9,781	7.71	422,483	6,750	6.41

Total earning assets	565,345	10,446	7.41	452,546	6,982	6.19
Cash and due from banks	11,230			13,082
Other assets	21,260			15,703

Total assets	$597,835			$481,331

Liabilities
Deposits:
Non-interest bearing demand	$71,451	$—		$60,677	$—

NOW	72,556	664	3.67	49,307	188	1.53
Money market checking	61,362	419	2.74	57,556	201	1.40
Savings	17,246	40	0.94	15,251	25	0.65
IRAs	17,938	188	4.21	13,348	120	3.62
CDs	277,927	2,884	4.16	226,043	1,792	3.18
Short-term borrowings	27,305	316	4.64	15,019	89	2.38
Long-term borrowings	11,319	204	7.24	10,000	136	5.46

Total interest-bearing liabilities	485,653	4,715	3.89	386,524	2,551	2.65

Other liabilities	4,071			2,895

Total liabilities	561,175			450,096

Stockholders’ equity
Common stock	2,890			2,553
Paid-in capital	26,246			25,192
Accumulated earnings	7,669			3,564
Unrealized losses	(145)			(74)

Total stockholders’ equity	36,660			31,235

Total liabilities and
stockholders’ equity	$597,835			$481,331

Net interest spread			3.52			3.54
Impact of non-interest bearing funds on margin			.55			.39

Net interest income-margin		$5,731	4.07%		$4,431	3.93%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2006			June 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,550	$80	10.44%	$1,716	$44	5.15%
Federal funds sold	3,558	78	4.41	2,377	32	2.73
Loans held for sale	2,960	81	5.49	1,956	60	6.27
Investments:
Taxable	48,884	1,090	4.46	23,122	300	2.67
Tax exempt	1,099	34	6.12	122	4	5.94

Loans:
Commercial	330,699	12,639	7.71	281,409	8,564	6.14
Tax exempt	2,336	86	7.46	2,412	94	7.86
Consumer	47,468	1,771	7.52	31,538	1,136	7.26
Real estate	118,324	3,907	6.60	102,858	3,008	5.85
Allowance for loan losses	(7,406)	—	—	(6,824)	—	—

Net loans	491,421	18,403	7.55	411,393	12,802	6.28

Total earning assets	549,472	19,766	7.26	440,686	13,242	6.06
Cash and due from banks	11,455			12,475
Other assets	23,700			14,964

Total assets	$584,627			$468,125

Liabilities
Deposits:
Non-interest bearing demand	$69,420	$—		$57,478	$—

NOW	69,626	1,183	3.43	46,426	325	1.41
Money market checking	62,964	803	2.57	59,047	382	1.31
Savings	16,791	77	0.93	14,752	47	0.65
IRAs	16,989	348	4.13	11,800	204	3.49
CDs	272,149	5,457	4.04	217,694	3,323	3.08
Short-term borrowings	23,268	503	4.36	17,415	194	2.25
Long-term borrowings	10,663	381	7.20	10,000	259	5.23

Total interest-bearing liabilities	472,450	8,752	3.74	377,134	4,734	2.53

Other liabilities	7,192			2,679

Total liabilities	549,062			437,291

Stockholders’ equity
Common stock	2,854			2,553
Paid-in capital	25,635			25,189
Accumulated earnings	7,168			3,166
Unrealized losses	(92)			(74)

Total stockholders’ equity	35,565			30,834

Total liabilities and
stockholders’ equity	$584,627			$468,125

Net interest spread			3.52			3.53
Impact of non-interest bearing funds on margin			.52			.36

Net interest income-margin		$11,014	4.04%		$8,508	3.89%

Allowance and Provision for Credit Losses
Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. In the fourth quarter of 2005, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassification had no effect on the provision for credit losses which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholder’s equity. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. The allowance for credit losses was $8,787,000; $7,577,000; and $7,166,000 as of June 30, 2006, December 31, 2005, and June 30, 2005, respectively. The increase in the allowance for credit losses at June 30, 2006 compared to the previous periods was due to a continued increase in the loan portfolio and the results of Centra’s ongoing evaluation of economic conditions. This evaluation resulted in an increase in certain risk characteristics of the portfolio associated with increasing cash-flow pressures on variable rate borrowers and the increasing costs of petroleum products. The provision for credit losses for the quarters ended June 30, 2006 and 2005 was $739,000 and $447,000, respectively. The provision for credit losses for the six months ended June 30, 2006 and 2005 was $1,208,000 and $884,000, respectively.
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

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:
(Dollars in thousands)

	Six Months Ended
	June 30
	2006	2005

Allowance for loan losses
Balance, beginning of period	$6,907	$6,394

Loan charge-offs	(4)	(183)
Loan recoveries	6	71

Net recoveries (charge-offs)	2	(112)

Loan loss provision	1,060	884

Balance, end of period	$7,969	$7,166

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

(Dollars in thousands)	June 30
	2006	2005

Non-accrual loans:
Commercial	$—	$160
Real Estate	—	183
Consumer	91	73

Total non-accrual loans	91	416
Renegotiated loans	—	—

Total non-performing loans	91	416
Other real estate, net	—	—

Total non-performing assets	$91	$416

Accruing loans past due 30 days or more	$425	$75
Non-performing loans as a % of total loans	.08%	.09%
Allowance for loan losses as a % of non-performing loans	8,657%	1,623%
Allowance for credit losses as a % of total loans	1.63%	1.63%

During 2005, Centra reclassified an Allowance for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:
(Dollars in thousands)

	June 30
	2006	2005

Balance, beginning of period	$670	$630
Provision	148	—

Balance, end of period	$818	$630

The bank had six nonaccrual loans outstanding as of June 30, 2006 totaling $91,000; six as of December 31, 2005 totaling $72,000; and ten as of June 30, 2005 totaling $416,000. The bank had no real estate owned at June 30, 2006 or 2005. Centra had delinquent loans in excess of 30 days past due of $425,000 as of June 30, 2006, $274,000 as of December 31, 2005, and $75,000 as of June 30, 2005. The bank had $2,000 in net recoveries in the first six months of 2006 and $112,000 in net charge-offs in the first six months of 2005.
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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income, including Centra’s proportionate share of Smithfield’s income, totaled $628,000 in the second quarter of 2006 compared to $749,000 in the second quarter of 2005. Non-interest income, including Centra’s proportionate share of Smithfield’s income, totaled $1,392,000 in the first six months of 2006 compared to $1,388,000 in the first six months of 2005. The overall decrease in quarterly non-interest income is predominantly due to Centra recognizing its proportionate share, $253,000, of Smithfield’s loss. Offsetting this loss was increases in other service charges, title services, and brokerage income. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2006 and 2005. Year-to-date non-interest income increased slightly due to improved service charge and fee income and was offset by Centra recognizing its proportionate share of Smithfield’s loss.
Service charges on deposit accounts increased to $258,000 in the second quarter of 2006 from $245,000 in the second quarter of 2005. Service charges on deposit accounts increased to $487,000 in the first six months of 2006 from $438,000 in the first six months of 2005. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 14.39% from June 30, 2005 to June 30, 2006.
Other service charges and fees increased to $265,000 in the second quarter of 2006 from $223,000 in the second quarter of 2005. Other service charges and fees increased to $511,000 in the first six months of 2006 from $431,000 in the first six months of 2005. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth. Another contributing factor to the growth in this category was increased interchange fees associated with debit card and credit card activity.
Centra originates long-term, fixed-rate or adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $201,000 from such fees in the second quarter of 2006 compared to $206,000 in the second quarter of 2005. This decrease resulted from a decreased level of mortgages being sold on the secondary market when compared to the comparable volumes in 2005. The primary reason for the decrease in volume is due to the rising rate environment which incurred eight prime rate increases since June 30, 2005. Centra recognized $364,000 from such fees in the first six months of 2006 compared to $411,000 in the first six months of 2005.
Other income decreased to ($96,000) in the second quarter of 2006 from $75,000 in the second quarter of 2005. Other income decreased to $30,000 in the first six months of 2006 from $108,000 in the first six months of 2005. These decreases resulted primarily from recognizing Centra’s proportionate share ($253,000) of Smithfield’s June loss as other income offset by the growth in title services income and brokerage and insurance fees.
Non-Interest Expense
For the second quarter of 2006, non-interest expense totaled $4,112,000 compared to $3,135,000 in the second quarter of 2005. Centra’s efficiency ratio was 64.88% for the second quarter of 2006 compared to 60.73% for the second quarter of 2005. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2006 efficiency ratio increased slightly due to additional salaries and benefits associated with additional customer service staff positions in the bank and recording Centra’s proportionate share of Smithfield’s loss.
For the first six months of 2006, non-interest expense totaled $8,194,000 compared to $6,071,000 in the first six months of 2005. Centra’s efficiency ratio was 67.02% for the first six months of 2006 compared to 61.57% for the first six months of 2005.
The efficiency ratios of both the quarter ended and six months ended June 30, 2006 were unfavorably impacted by merger related expenditures that were incurred in conjunction with the Smithfield acquisition.
Salaries and benefits totaled $2,164,000 for the quarter ended June 30, 2006 compared to $1,553,000 for the quarter ended June 30, 2005. Salaries and benefits totaled $4,246,000 for the six months ended June 30, 2006 compared to $3,024,000 for the six months ended June 30, 2005. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 179 full-time equivalent personnel as of June 30, 2006 compared to 134 full-time equivalent personnel as of June 30, 2005. This increase is due to the addition of customer support and operations personnel to support the growth of the bank as well as customer service personnel. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended June 30, 2006 and 2005, occupancy expense totaled $133,000 and $251,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $56,000 and $34,000, respectively, while lease expense totaled ($25,000) and $146,000, respectively.
During 2005, Centra negotiated and accrued a lease termination fee of approximately $200,000 for vacating the 300 Foxcroft Avenue facility in Martinsburg. Centra’s plans were to construct a permanent facility on Foxcroft Avenue that would provide the required space and permit vacating the existing premises. Between 2005 and the ultimate completion of the new facility in June 2006, Centra incurred substantial growth in deposits, loans, and staffing associated with supporting those functions. Centra has reevaluated its space requirements and decided to maintain the existing space as well as the new office space on Foxcroft Avenue. Therefore, Centra eliminated the lease termination fee accrual in the second quarter thereby reducing occupancy expense by $200,000.
For the six months ended June 30, 2006 and 2005, occupancy expense totaled $520,000 and $514,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $129,000 and $99,000, respectively, while lease expense totaled $202,000 and $294,000. Occupancy expense for the first six months of 2006 was also impacted by the elimination of the lease termination fee accrual of $200,000.
Equipment expense totaled $347,000 in the second quarter of 2006 compared to $288,000 for the second quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $244,000 for the quarter ended June 30, 2006 and $204,000 for the quarter ended June 30, 2005. Equipment expense totaled $690,000 in the first six months of 2006 compared to $562,000 for the first six months of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $481,000 for the six months ended June 30, 2006 and $403,000 for the six months ended June 30, 2005. Equipment depreciation expense reflects Centra’s commitment to technology.
Advertising costs totaled $296,000 in the second quarter of 2006 compared to $197,000 in the second quarter of 2005. Advertising costs totaled $507,000 in the first six months of 2006 compared to $386,000 in the first six months of 2005. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2006 due to intense competition for deposits. The bank has marketed more intensely in 2006 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $75,000 in the second quarter of 2006 compared to $152,000 in the second quarter of 2005. Professional fees totaled $150,000 in the first six months of 2006 compared to $235,000 in the first six months of 2005. This decrease reflects expenses incurred in 2005 to begin the implementation of Section 404 of the Sarbanes-Oxley Act, which has now been postponed for non-accelerated filers until December 31, 2007.
Data processing costs totaled $245,000 in the second quarter of 2006 compared to $164,000 in the second quarter of 2005. Data processing costs totaled $494,000 in the first six months of 2006 compared to $306,000 in the first six months of 2005. Data processing costs have increased in direct correlation to the number of deposit and loan accounts of the bank. In addition, Centra incurred reduced costs in the first six months of 2005 due to credits received as a result of contract renegotiation.
Other outside services totaled $134,000 in the second quarter of 2006 compared to $82,000 in the second quarter of 2005. Other outside services totaled $244,000 in the first six months of 2006 compared to $184,000 in the first six months of 2005. This increase is due to the increasing complexity of operating the bank and the utilization of consultants to assist in various banking projects.
Other operating expense totaled $718,000 in the second quarter of 2006 compared to $448,000 in the second quarter of 2005. Other operating expense totaled $1,343,000 in the first six months of 2006 compared to $860,000 in the first six months of 2005. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
The effective tax rate for the second quarter of 2006 was 36.72% compared to 37.40% for the second quarter of 2005. The effective tax rate for the first six months of 2006 was 36.78% compared to 37.18% for the first six months of 2005.
Centra incurred income tax of $546,000 in the second quarter of 2006 compared to $591,000 for the second quarter of 2005. Centra incurred income tax of $1,090,000 in the first six months of 2006 compared to $1,080,000 for the first six months of 2005.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .63% and 10.30% for the second quarter of 2006 compared to .82% and 12.70% for the second quarter of 2005. Returns on average assets (ROA) and average equity (ROE) were .65% and 10.62% for the first six months of 2006 compared to .79% and 11.94% for the first six months of 2005. The 2006 performance indicators were significantly reduced due to the recognition of Centra’s proportionate share of Smithfield’s June losses in the second quarter.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at June 30, 2006 were $633.1 million or an increase of $82.3 million since December 31, 2005. This is primarily attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. Centra issued $10 million in trust preferred securities in June 2006 and also issued approximately $12.5 million in common stock. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $527.8 million at June 30, 2006 or an increase of $43.2 million since December 31, 2005. Short-term borrowings totaled $33.9 million at June 30, 2006 and have increased $15.3 million since December 31, 2005.
In June 2006, Centra formed a statutory business trust that issued $10 million in trust preferred securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for acquisition and general corporate purposes. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 1.65% over the three month LIBOR rate, reset quarterly. Interest payments are due in January, April, July, and October.
Stockholders’ equity has increased approximately $14.2 million from December 31, 2005 due primarily to the stock offering proceeds of $12.5 million and net income of $1.9 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $14.7 million as of June 30, 2006 compared to $23.4 million as of December 31, 2005, or a decrease of $8.7 million. This decrease is primarily due to increased loan demand utilizing funds that would normally reside in federal funds sold.
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

Investment Securities
Investment securities totaled $46.6 million as of June 30, 2006 and $49.4 million as of December 31, 2005. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $2.8 million from year-end and reflects security maturities in 2006.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2006, the amortized cost of the bank’s investment securities totaled $46.9 million, resulting in unrealized depreciation in the investment portfolio of $267,000 and a corresponding decrease in the bank’s equity of $160,000, net of deferred income taxes. Management believes the decline in fair value to be attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated the ability to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The average life of the investment portfolio is approximately 18 months.
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
Other Investments
Other investments totaled $14.0 million as of June 30, 2006 and $300,000 as of December 31, 2005. This increase is the result of Centra acquiring $14.3 million of Smithfield State Bank stock as of June 30, 2006. Centra has also recorded its proportionate share of Smithfield’s results of operations, which is a loss of approximately $253,000, in the Consolidated Statements of Income for the three and six months ended June 30, 2006.
Loans
The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.

The following table details total loans outstanding as of:
(Dollars in thousands)

	June 30	December 31
	2006	2005
Commercial	$76,391	$63,887
Real estate, commercial	285,315	241,384
Real estate, mortgage	125,423	115,683
Consumer	52,122	42,542

Total loans	$539,251	$463,496

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $528 million at June 30, 2006.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2006, non-interest bearing deposits totaled $74.9 million compared to $63.6 million at December 31, 2005. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $452.9 million at June 30, 2006 compared to $420.9 million at December 31, 2005. Average interest-bearing liabilities totaled $485.7 million during the second quarter of 2006 compared to $386.5 million for the second quarter of 2005. Average interest-bearing liabilities totaled $472.4 million during the first six months of 2006 compared to $377.1 million for the first six months of 2005. Average non-interest bearing demand deposits totaled $71.4 million for the second quarter of 2006 compared to $60.7 million for the second quarter of 2005. Average non-interest bearing demand deposits totaled $69.4 million for the first six months of 2006 compared to $57.5 million for the first six months of 2005. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At June 30, 2006, short-term borrowings totaled $33.9 million compared to $18.5 million at December 31, 2005.
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
In June 2006, Centra obtained approval to borrow $15 million in short-term borrowings to provide funding for the purchase of Smithfield stock pending the stock offering and issuance of trust preferred securities. Due to the timing of the stock offering and trust preferred issuance, it was not necessary for Centra to utilize this borrowing facility.
In June 2006, Centra formed a second statutory business trust for the purpose of issuing $10 million in trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for acquisition and general corporate purposes. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 1.65% over the three month LIBOR rate, reset quarterly. Interest payments are due in January, April, July, and October.
Capital/Stockholders’ Equity
At June 30, 2006, accumulated other comprehensive loss totaled $160,000 compared to an accumulated other comprehensive gain of $7,000 at December 31, 2005. Because all the investment securities in Centra’s portfolio are classified as available-for-sale (except for the investment in Smithfield at June 30, 2006), both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2006, Centra Bank has $11.1 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2005 Form 10-K. At June 30, 2006 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution. This is due in part to the inclusion of the $20 million trust preferred offerings qualifying as Tier 1 and Tier 2 capital for regulatory purposes.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $14.1 million and $10.1 million at June 30, 2006 and December 31, 2005, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2006 and December 31, 2005 was $116.4 million and $87.9 million, respectively. At June 30, 2006 and December 31, 2005, Centra has recorded $818,000 and $630,000, respectively, as an allowance against losses related to these commitments and has classified that allowance in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate or adjustable rate mortgage loans and sells them on the secondary market, servicing released. At June 30, 2006 and December 31, 2005, Centra had $11.1 million and $5.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.
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
To this end, the ALCO has established an interest rate risk management policy that sets the minimum requirements and guidelines for monitoring and controlling the level and amount of interest rate risk. The objective of the interest rate risk policy is to encourage management to adhere to sound fundamentals of banking while allowing sufficient flexibility to exercise the creativity and innovations necessary to meet the challenges of changing markets. The ultimate goal of these policies is to optimize net interest income within the constraints of prudent capital adequacy, liquidity, and safety.
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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2006 in all rate change scenarios.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2006.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$3,612	14.05%
200	2,404	9.35
100	1,202	4.68
-100	(3,091)	(4.72)
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
Future Outlook
The bank’s results of operations in the first six months and the second quarter of 2006 represents a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003 with the permanent facility opening on July 5, 2005. The Sabraton office and drive-in facility was opened in November, 2004. Centra opened a new main office facility adjacent to the existing Foxcroft drive-through facility in May of 2006. Centra currently has options to acquire banking sites in the Westover area of Morgantown and the Spring Mills area of Martinsburg and anticipates having full-service banking facilities in operation by the end of 2006. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.
Centra expects to complete the acquisition of Smithfield during the third quarter of 2006. At that time, it is anticipated that Centra will appoint a new board of directors having significant positions of responsibility in the Fayette County communities. One of the keys to Centra’s current success has been community involvement. Centra and its employees will become involved in the Fayette County communities and Centra will offer new products and services to that market. In addition, with the backing of Centra Bank and Centra Financial Holdings, the lending ability of Smithfield and the size of the credits it can generate will increase significantly. Current plans are to increase the lending and deposit staff of Smithfield in an effort to profitably capture market share. Centra seeks to increase Smithfield’s loan to deposit ratio from its current 24% level to approximately 50% by year-end. To provide funding for this increase in outstanding loans, Smithfield liquidated approximately $94 million of securities in the third quarter of 2006 and not only improved the maturity and ALCO characteristics of the bank, but also improved the yield on the portfolio.
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 11, 2006, Centra Financial Holdings, Inc. held its annual meeting in the Foxcroft Office, Martinsburg, West Virginia. Over 76% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:
Three directors of Centra Financial were re-elected. Directors of Centra Financial who continue to serve after the 2005 annual meeting include Arthur Gabriel, Robert A. McMillan, Parry Petroplus, Milan Puskar, Paul T. Swanson, and Bernard G. Westfall.
Shareholder voting results are as follows:

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes

James W. Dailey II	2,151,958	0	0	0	N/A
Douglas J. Leech	2,151,958	0	0	0	N/A
Mark R. Nesselroad	2,151,958	0	0	0	N/A
Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2006 and the shareholder voting results are as follows:

					Broker
	For	Withheld	Against	Abstain	Non-votes

Ernst & Young, LLP	2,101,622	0	4,235	46,101	N/A

The amendment of the 1999 Stock Option Plan to increase the number of shares allocated to stock options from 968,000 to 1,500,000 was approved as follows:

					Broker
	For	Withheld	Against	Abstain	Non-votes

Plan amendment	2,023,871	0	46,723	15,984	N/A
Item 5. Other Information
None.
Item 6. Exhibits and Reports
(a) The following exhibits are filed herewith.
Exhibit 10.19 Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee

Exhibit 10.20 Floating Rate Junior Subordinated Deferrable Interest Debenture

Exhibit 10.21 Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns

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

August 11, 2006	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech

Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer