Form 10-Q
period 2006-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2006-11-13
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2006
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
     As of November 1, 2006, the number of shares outstanding of the registrant’s only class of common stock was 3,772,626.

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 4-14 of this report.

Consolidated Balance Sheets at September 30, 2006 and December 31, 2005

Consolidated Statements of Income for the Nine and Three Months ended September 30, 2006 and September 30, 2005

Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2006 and September 30, 2005

Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2006 and September 30, 2005

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

Item 2.
Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 15-37 of this report.

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
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
 (Dollars in Thousands, Except Per Share Data)

	September 30	December 31
	2006	2005
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$17,090	$11,162
Interest-bearing deposits in other banks	3,165	1,634
Federal funds sold	42,029	10,633

Total cash and cash equivalents	62,284	23,429

Available-for-sale securities, at fair value (amortized cost of $125,766 at September 30, 2006 and $49,736 at December 31, 2005)	126,148	49,448
Other investments	—	300

Loans, net of unearned income	658,722	463,496
Allowance for loan losses	(10,734)	(6,907)

Net loans	647,988	456,589

Premises and equipment, net	13,264	9,264
Loans held for sale	1,129	1,507
Other assets	30,832	10,219

Total assets	$881,645	$550,756

Liabilities
Deposits
Non-interest bearing	$98,452	$63,627
Interest bearing	679,771	420,905

Total deposits	778,223	484,532

Short-term borrowings	17,010	18,536
Long-term debt	20,000	10,000
Other liabilities	12,008	3,815

Total liabilities	827,241	516,883
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 3,771,160 and 2,817,309 issued and outstanding on September 30, 2006 and December 31, 2005, respectively	3,771	2,817
Additional paid-in capital	41,103	25,016
Accumulated earnings	9,301	6,033
Accumulated other comprehensive gain	229	7

Total stockholders’ equity	54,404	33,873

Total liabilities and stockholders’ equity	$881,645	$550,756

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Interest income
Loans, including fees	$30,769	$20,034	$12,396	$7,267
Loans held for sale	146	118	65	58
Securities available-for-sale	2,681	463	1,569	160
Interest-bearing bank balances	143	62	63	18
Federal funds sold	878	149	805	117

Total interest income	34,617	20,826	14,898	7,620

Interest expense
Deposits	13,926	6,993	6,059	2,712
Short-term borrowings	892	286	394	92
Long-term debt	754	407	373	148

Total interest expense	15,572	7,686	6,826	2,952

Net interest income	19,045	13,140	8,072	4,668

Provision for credit losses	1,442	1,001	234	117

Net interest income after provision for credit losses	17,603	12,139	7,838	4,551

Other income
Service charges on deposit accounts	876	665	389	227
Other service charges and fees	843	662	332	231
Secondary market income	609	759	245	348
Security losses	—	(79)	—	(79)
Other	207	218	177	110

Total other income	2,535	2,225	1,143	837

Other expense
Salary and employee benefits	7,459	4,781	3,213	1,757
Occupancy expense	967	1,004	447	490
Equipment expense	1,071	872	381	310
Advertising	725	601	218	215
Professional fees	600	323	450	88
Data processing	859	523	365	217
Other outside services	417	289	173	37
Other	2,750	1,384	1,407	592

Total other expense	14,848	9,777	6,654	3,706

Net income before income taxes	5,290	4,587	2,327	1,682

Income tax expense	2,022	1,702	932	622

Net income	$3,268	$2,885	$1,395	$1,060

Basic net income per share	$1.12	$1.03	$.46	$.38
Diluted net income per share	$1.02	$.96	$.42	$.35
Basic weighted average shares outstanding	2,913,506	2,808,601	3,030,560	2,809,572
Diluted weighted average shares outstanding	3,202,130	3,004,476	3,352,240	3,033,889

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2005	$2,552	$25,185	$2,046	$(38)	$29,745
Issuance of common stock for stock based compensation	2	17			19
Comprehensive income:
Net income	—	—	2,885	—	2,885
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income taxes of ($28)	—	—	—	42	42

Total comprehensive income					2,927

Balance, September 30, 2005	$2,554	$25,202	$4,931	$4	$32,691

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Issuance of common stock for the acquisition of Smithfield State Bank	954	16,087			17,041
Comprehensive income:
Net income	—	—	3,268	—	3,268
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income taxes of ($148)	—	—	—	222	222

Total comprehensive income					3,490

Balance, September 30, 2006	$3,771	$41,103	$9,301	$229	$54,404

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2006	2005

Operating activities
Net income	$3,268	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(185)	(1)
Amortization of premiums on securities	23	10
Loss on sale of securities	—	79
Provision for credit losses	1,442	1,001
Deferred income tax expense	(707)	476
Gain on disposal of premises and equipment	—	(2)
Depreciation	935	789
Loans originated for sale	(48,774)	(52,647)
Proceeds of loans sold	49,751	52,949
Gain on sale of loans	(599)	(711)
Increase in other liabilities	(347)	1,333
Decrease (increase) in other assets	2,094	(1,382)

Net cash provided by operating activities	6,901	4,779

Investing activities
Purchases of life insurance	(142)	(2,792)
Purchases of premises and equipment	(3,560)	(1,817)
Purchases of available-for-sale securities	(16,771)	(14,350)
Sales of other investments	300	—
Sales and maturities of available-for-sale securities	104,346	7,902
Net increase in loans made to customers	(141,728)	(48,541)
Net cash paid for acquisition of Smithfield	(16,700)

Net cash used in investing activities	(74,255)	(59,598)

Financing activities
Net increase in deposits	80,694	77,427
Net decrease in securities sold under agreement to repurchase	(1,526)	(474)
Proceeds of stock offering	17,041	19
Proceeds of long-term borrowing	10,000	—

Net cash provided by financing activities	106,209	76,972

Increase in cash and cash equivalents	38,855	22,153

Cash and cash equivalents — beginning of period	23,429	13,345

Cash and cash equivalents — end of period	$62,284	$35,498

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements
Note A — Organization
Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank that was chartered on September 27, 1999 under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999, for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank.
As further discussed in Note C below, Centra completed its acquisition of Smithfield State Bank on August 25, 2006 for a total purchase price of $28.5 million funded by the issuance of common stock and trust preferred securities.
In April 2006, Centra initiated a public offering of $15,000,000 through the sale of 833,333 shares of its common stock at $18.00 per share. On May 17, 2006, Centra registered an additional 20% of common stock as allowed by Rule 462 under the Securities Act of 1933, as amended. As of September 30, 2006, Centra had sold 953,851 of the combined offerings or approximately 95.4%. As of November 1, 2006, Centra has sold 958,317 shares or a total of 95.8% of the combined offerings. Centra anticipates completing the offering in the fourth quarter of 2006.
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
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2005, Form 10-K filed with the Securities and Exchange Commission.
Note C — Acquisition
On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pa. (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006, whereby Centra would pay the remaining Smithfield shareholders $40 per share subject to regulatory approval. On July 24, 2006, Smithfield had a meeting of its shareholders and the agreement and plan of merger was approved by the required majority of shareholders. Regulatory approval to complete the merger was received on August 25, 2006. The acquisition of Smithfield allows Centra to expand its product offerings and delivery channels into the Fayette County market. Under the terms of the merger, each share of Smithfield stock was exchanged for $40 cash. The total cost of the transaction was $28.5 million. Centra used the proceeds of an $18 million public offering and an additional $10 million in Trust Preferred Securities to finance the acquisition. In addition, Centra received $1.6 million in dividends from Centra Bank to complete the Smithfield acquisition. At September 30, 2006, Centra recorded a liability for $3.2 million for payments to former Smithfield shareholders who had not relinquished their Smithfield stock for payment. The assets and liabilities of Smithfield have been separately recorded on the balance sheet at their estimated fair values and the full results of Smithfield’s operations have been subsequently included in the Consolidated Statements of Income.
Prior to the completion of the acquisition on August 25, 2006, Centra had entered into Stock Purchase Agreements to acquire shares of common stock of Smithfield from various individual stockholders at a price of $40 per share and began acquiring such shares in April 2006. The individual stock purchase agreements were subject to a variety of conditions, including receipt of all regulatory approvals and allowed for Centra to acquire approximately 80.87% of the outstanding shares of Smithfield for an estimated cost of $23.3 million.
As of June 30, 2006, Centra had purchased 49.56% of Smithfield at a cost of approximately $14.3 million. Accordingly, Centra had recorded its investment of $14.3 million in Smithfield as Other Investments in its Consolidated Balance Sheets. Centra also recorded its share of Smithfield’s results of operations, which was a loss of approximately $253,000, in the Consolidated Statements of Income for the three and six month periods ended June 30, 2006. During July 2006, Centra purchased the remaining shares authorized under these agreements for $9.0 million and owned 80.87% of Smithfield as of July 31, 2006. Based on the additional shares of Smithfield acquired in July and August, Smithfield’s financial information was consolidated with Centra during the third quarter of 2006 which resulted in additional net income of $297,000 being recorded in Centra’s Consolidated Statements of Income for the quarter ended September 30, 2006.
The cost to acquire Smithfield has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon preliminary estimated fair values. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was assigned to goodwill. In connection with the preliminary purchase price allocation, Centra also assigned approximately $6.0 million to intangible assets solely related to deposit based intangibles, which will be amortized over the estimated remaining life of approximately eight years on a straight line basis. Goodwill arising from the transaction is not subject to amortization and is not deductible for tax purposes, but will be evaluated annually for possible impairment.
Centra incurred $1.8 million in direct costs associated with the merger. Included in the direct merger costs were $.4 million of involuntary employee termination costs, $.3 million of legal, accounting advisory and conversion costs, and $1.1 million of contract termination penalties.
The following table shows the estimated excess purchase price over carrying value of net assets acquired, purchase price allocations and resulting goodwill for the Smithfield acquisition:

(Dollars in thousands)	Smithfield
Purchase price	$28,510
Carrying value of net assets acquired	16,463

Excess of purchase price over carrying value of net assets acquired	12,047

Purchase accounting adjustments:
Securities	441
Portfolio loans	(819)
Premises and equipment	(67)
Deposits	2,224
Severance and exit costs	1,819
Other liabilities	(113)
Deferred taxes	1,874

Total purchase accounting adjustments	5,359

Core deposit intangibles	(6,024)

Goodwill	$11,382

The following table summarizes the estimated fair value of the net assets acquired related to this acquisition:

(Dollars in thousands)
Assets:
Cash and cash equivalents	$8,603
Securities	163,160
Loans, net of allowance for loan losses	51,113
Premises and equipment	1,375
Goodwill and other intangibles	17,406
Other assets	5,190

Total assets	246,847

Liabilities:
Deposits	212,997
Other liabilities	5,340

Total liabilities	218,337

Fair value of net assets acquired	$28,510

The estimated fair values of the acquired assets and liabilities, including identifiable intangible assets, are preliminary and subject to refinement as exit plans are finalized and additional information becomes available. Any subsequent adjustments to the fair values of assets and liabilities acquired, identifiable intangible assets, or other purchase accounting adjustments will result in adjustments to goodwill.
The following unaudited proforma consolidated financial information presents the combined results of operations of Centra and Smithfield as if the acquisitions of both had occurred as of the beginning of 2005 and 2006, respectively.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2006	2005	2006

Net interest income	$6,310	$8,072	$18,410	$18,446
Provision for credit losses	132	234	1,071	1,437

Net interest income after provision for credit losses	6,178	7,838	17,339	17,009
Noninterest income	980	1,143	2,871	2,678
Noninterest expense	5,355	6,498	14,700	14,306

Income before income tax expense	1,803	2,483	5,510	5,381
Income tax expense	662	1,040	1,900	1,996

Net income	$1,141	$1,443	$3,610	$3,385

Net Income per Share
Basic	$0.41	$0.48	$1.29	$1.16
Diluted	$0.38	$0.43	$1.20	$1.06
Average Common Shares Outstanding
Basic	2,809,572	3,030,560	2,808,601	2,913,506
Diluted	3,033,889	3,352,240	3,004,476	3,202,130
The proforma results include amortization of fair value adjustments on loans, deposits, amortization of newly created intangibles and post-merger acquisition related charges The proforma results presented do not reflect cost savings or revenue enhancements anticipated from the acquisition and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of each period presented, nor are they necessarily indicative of future consolidated results.
Note D — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2006 and 2005, stock options to purchase 937,228 and 927,373 shares at an average price of $10.68 and $10.54, respectively, were outstanding. For the three months ended September 30, 2006 and 2005, the dilutive effect of stock options was 321,680 and 224,317 shares, respectively. For the nine months ended September 30, 2006 and 2005, the dilutive effect of stock options was 288,624 and 195,875, respectively.
Note E — Stock Based Compensation
Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), Share-Based Payment (“Statement 123R”) was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, Accounting for Stock-Based Compensation (Statement 123), and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed proforma net income under the preferable fair-value-based method. Centra has historically accounted for its stock options under APB 25 and adopted the provisions of Statement 123R on January 1, 2006 as required.
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
Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Accordingly, results for prior periods have not been restated. As a result of adopting Statement 123R, Centra began recognizing compensation expense for unvested stock option awards over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $122,000 and $41,000 was recognized for the nine and three months ended September 30, 2006.
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.
A summary of option activity under the Plan as of September 30, 2006 and the changes during the nine months then ended is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Outstanding Shares:	Shares	Price	Term - years	Value

Outstanding at beginning of period	919,728	$10.53	5.55	$7.47
Granted	17,500	$18.00	9.76	7.32
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	937,228	$10.68	5.62	$7.47

Exercisable at end of period	792,826	$10.17	5.07	$7.83

There were no stock options exercised during the first nine months of 2006.
A summary of the status of Centra’s nonvested shares as of September 30, 2006 and the changes during the nine and three months then ended is presented below.

	Nine Months Ended		Three Months Ended
	September 30, 2006		September 30, 2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
Non Vested Shares:	Shares	Fair Value	Shares	Fair Value
Non vested at beginning of period	158,263	$3.13	130,381	$3.13
Granted	17,500	5.42	17,500	5.42
Vested	31,361	3.13	3,479	3.13
Forfeited	—	—	—	—

Non vested at end of period	144,402	$3.17	144,402	$3.17

As of September 30, 2006, there was $304,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of three years. The total fair value of shares vested during the nine and three months ended September 30, 2006 was $94,000 and $9,000 respectively.
In prior periods, had compensation expense been determined as if Centra had recognized compensation expense for its stock options based on the estimated fair value of its stock option at the date of grant amortized over the vesting period of the option, proforma net income for the nine and three months ended September 30, 2005 would have been as follows:
(Dollars in Thousands, Except Per Share Data)

	Nine Months	Three Months
	Ended	Ended
	September 30	September 30
	2005	2005

Net income as reported	$2,885	$1,060
Stock based compensation using fair value method, net of tax	(343)	(63)

Proforma net income	$2,542	$997

Basic earnings per share as reported	$1.03	$.38
Diluted earnings per share as reported	$.96	$.35
Proforma basic earnings per share	$.91	$.35
Proforma diluted earnings per share	$.85	$.33
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
Note F — Recent Accounting Pronouncements
FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 158 (Statement 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for a plan’s under-funded status and recognize fluctuations in the funded status in the year in which the changes occur through comprehensive income. These requirements will be effective for Centra as of December 31, 2006. This Statement also requires employers to measure the funded status of a plan for the fiscal year ending December 31, 2008. Centra is still analyzing the impact of adopting Statement 158 and is unable to determine the impact on financial condition or the results of operations at this time.
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
Other recently issued accounting pronouncements are noted below:
•	FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”)

•	Financial Accounting Standards Board Statement (“FASB”) No. 154, Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3

•	FASB Statement No. 155, Accounting for Certain Hybrid Financial Instruments

•	FASB Statement No. 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.

•	FASB Statement No. 157, Fair Value Measurements

•	FASB Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“FSP 106-2”)
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
At September 30, 2006 and 2005 or for the Nine and Three Months Ended September 30, 2006 and 2005:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005
Net income to:
Average assets	.65%	.80%	.64%	.83%
Average stockholders’ equity	10.89	12.30	11.29	12.97
Net interest margin	3.98	3.91	3.90	3.93

Average stockholders’ equity to average assets	5.94	6.53	5.69	6.43
Total loans to total deposits (end of period)	84.64	96.13	84.64	96.13
Allowance for credit losses to total loans (end of period)	1.78	1.77	1.78	1.77
Efficiency ratio **	67.95	63.63	70.20	67.32
Capital ratios:
Tier 1 capital ratio	9.34	8.00	9.34	8.00
Risk-based capital ratio	10.79	11.70	10.79	11.70
Leverage ratio	8.24	6.50	8.24	6.50
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$14.43	$12.80	$14.43	$12.80
Market value per share (end of period)*	18.00	14.77	18.00	14.77
Basic earnings per share	1.12	1.03	.46	.38
Diluted earnings per share	1.02	.96	.42	.35

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

**	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

Introduction
The following discussion and analysis of the consolidated financial statements of Centra is presented to provide insight into management’s assessment of the financial results. As of September 30, 2006, Centra has two wholly-owned banking subsidiaries, Centra Bank and Smithfield State Bank of Smithfield, Pennsylvania (Smithfield) which was 100% acquired on August 25, 2006.
Centra Bank was chartered by the State of West Virginia, began operations on February 14, 2000, and is subject to regulation, supervision, and examination by the Federal Deposit Insurance Corporation and the West Virginia Division of Banking. The bank is not a member of the Federal Reserve System. The bank is a member of the Federal Home Loan Bank of Pittsburgh.
On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pa. (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006, whereby Centra would pay the remaining Smithfield shareholders $40 per share subject to regulatory approval. On July 24, 2006, Smithfield had a meeting of its shareholders and the agreement and plan of merger was approved by the required majority of shareholders. Regulatory approval to complete the merger was received on August 25, 2006. The acquisition of Smithfield allows Centra to expand its product offerings and delivery channels into the Fayette County market. Under the terms of the merger, each share of Smithfield stock was exchanged for $40 cash. The total cost of the transaction was $28.5 million. Centra used the proceeds of an $18 million public offering and an additional $10 million in Trust Preferred Securities to finance the acquisition. Any further amounts needed to complete the Smithfield acquisition were funded by dividends Centra received from Centra Bank. At September 30, 2006, Centra recorded a liability for $3.2 million for payments to former Smithfield shareholders who had not relinquished their Smithfield stock for payment. The assets and liabilities of Smithfield have been separately recorded on the balance sheet at their estimated fair values and the full results of Smithfield’s operations have been subsequently included in the Consolidated Statements of Income.
Both banks provide a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities.
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
Results of Operations
Overview of the Statement of Income
For the quarter ended September 30, 2006, Centra earned $1,395,000 compared to $1,060,000 in the third quarter of 2005. These earnings equated to a return on average assets of .85% and .83% respectively and a return on average equity of 11.29% and 12.97% respectively. The improvement in profitability was due to an improvement in net interest income and net interest margin associated with loan growth in conjunction with inclusion of the third quarter income of Smithfield.
For the nine months ended September 30, 2006, Centra earned $3,268,000 compared to $2,885,000 for the first nine months of 2005. These earnings equated to a return on average assets of .72% and ..80% respectively and a return on average equity of 10.89% and 12.30% respectively. This increase in net income is essentially due to an improved net interest margin due to loan growth and prime rate increases plus the impact of Smithfield for the third quarter. These increases in income are partially offset by increases in various non-interest expense categories.
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
Net interest income increased to $8.1 million in the third quarter of 2006 from $4.7 million in the third quarter of 2005. This increase was due to growth in interest earning assets, primarily loans, and a continued improvement in net interest margin in the third quarter of 2006.
Net interest income increased to $19.0 million in the first nine months of 2006 from $13.1 million in the first nine months of 2005. This increase was primarily due to growth in interest earning assets and an improvement in net interest margin in the first nine months of 2006.
Centra’s interest-earning assets and liabilities increased significantly during the third quarter and first nine months of 2006 compared to 2005. The most significant areas of change were net loans, which increased to an average balance of $620.9 million for the quarter ended September 30, 2006 from $431.0 million for the quarter ended September 30, 2005 and interest-bearing liabilities which grew to an average of $703.1 million from $404.2 for the respective periods. Net loans increased to an average balance of $535.1 million for the nine months ended

September 30, 2006 from $418.0 million for the nine months ended September 30, 2005 and interest-bearing liabilities which grew to an average of $550.2 million from $386.2 for the respective periods. These trends reflect the continued growth of Centra and the acquisition of Smithfield.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2006 and 2005 was 3.90% and 3.93% respectively. Centra expected this decrease in net interest margin as the bank’s earning asset mix continued to shift to higher yielding loans which was offset by an increase in the cost of funds due to competitive pressures. The acquisition of Smithfield with a loan to deposit ratio of 24% on June 30, 2006 resulted in additional downward pressure on the net interest margin. Competion and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 3.85% in the third quarter of 2006 from 2.90% in the third quarter of 2005.
The net interest margin for the nine months ended September 30, 2006 and 2005 was 3.98% and 3.91% respectively. Centra expected this increase in net interest margin as the bank’s earning asset mix continued to shift to higher yielding loans and the prime lending rate increased eight times for a total increase of 2.00% since June 30, 2005. These positive factors were offset by the acquisition of Smithfield with a loan to deposit ratio of 24% as of June 30, 2006. In addition, restructuring of the investment portfolio in 2005 resulted in improved earnings for 2006. The aforementioned loan growth for the comparable nine month periods and the recent increases in the prime lending rate continued to exert a positive pressure on the net interest margin. Competition and the recent rising rate environment have resulted in an increase in the cost of interest-bearing liabilities to 3.79% for the nine months ended September 30, 2006 from 2.66% for the nine months ended September 30, 2005.
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

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$2,448	$62	10.09%	$1,516	$18	4.69%
Federal funds sold	60,257	805	5.30	13,528	117	3.43
Loans held for sale	3,070	66	8.50	4,109	58	5.61
Investments:
Taxable	135,371	1,513	4.44	23,148	158	2.72
Tax exempt	5,267	89	6.68	214	3	5.61

Loans:
Commercial	395,661	8,244	8.27	290,529	4,882	6.67
Tax exempt	4,014	73	7.19	2,422	48	7.78
Consumer	62,342	1,211	7.71	36,133	671	7.37
Real estate	169,554	2,893	6.77	109,103	1,684	6.12
Allowance for loan losses	(10,685)	—	—	(7,189)	—	—

Net loans	620,886	12,421	7.94	430,998	7,285	6.71

Total earning assets	827,299	14,956	7.17	473,513	7,639	6.40
Cash and due from banks	20,569			12,951
Other assets	13,587			18,069

Total assets	$861,454			$504,533

Liabilities
Deposits:
Non-interest bearing demand	$102,641	$—		$64,705	$—

NOW	87,349	906	4.13	50,925	231	1.80
Money market checking	73,164	487	2.64	58,444	247	1.68
Savings	52,808	174	1.31	15,768	33	0.82
IRAs	34,845	361	4.11	14,536	134	3.65
CDs	403,510	4,132	4.06	241,127	2,068	3.40
Short-term borrowings	31,420	393	4.97	13,382	92	2.73
Long-term borrowings	20,000	373	7.40	10,000	147	5.86

Total interest-bearing liabilities	703,096	6,826	3.85	404,182	2,952	2.90

Other liabilities	6,680			3,222

Total liabilities	812,417			472,109

Stockholders’ equity
Common stock	3,659			2,554
Paid-in capital	39,707			25,203
Accumulated earnings	5,794			4,723
Unrealized losses	(123)			(56)

Total stockholders’ equity	49,037			32,424

Total liabilities and stockholders’ equity	$861,454			$504,533

Net interest spread			3.32			3.50
Impact of non-interest bearing funds on margin			.58			.43

Net interest income-margin		$8,130	3.90%		$4,687	3.93%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,853	$143	10.28%	$1,648	$62	5.00%
Federal funds sold	22,665	883	5.21	6,135	149	3.25
Loans held for sale	2,997	146	6.53	2,682	118	5.89
Investments:
Taxable	78,029	2,604	4.45	23,130	459	2.65
Tax exempt	2,504	122	6.51	153	6	5.61

Loans:
Commercial	352,591	20,883	7.92	284,482	13,446	6.32
Tax exempt	2,902	159	7.33	2,415	141	7.83
Consumer	52,480	2,982	7.60	33,086	1,808	7.30
Real estate	135,588	6,800	6.69	104,963	4,692	5.96
Allowance for loan losses	(8,511)	—	—	(6,946)	—	—

Net loans	535,050	30,824	7.70	418,000	20,087	6.42

Total earning assets	643,098	34,722	7.22	451,748	20,881	6.18
Cash and due from banks	14,526			12,636
Other assets	18,276			16,016

Total assets	$675,900			$480,400

Liabilities
Deposits:
Non-interest bearing demand	$80,615	$—		$59,913	$—

NOW	75,598	2,089	3.69	47,942	556	1.55
Money market checking	66,401	1,289	2.60	58,844	629	1.43
Savings	28,929	252	1.16	15,094	80	0.71
IRAs	23,007	709	4.12	12,723	338	3.55
CDs	316,417	9,587	4.05	225,590	5,390	3.19
Short-term borrowings	26,015	892	4.61	16,056	286	2.38
Long-term borrowings	13,810	754	7.30	10,000	407	5.44

Total interest-bearing liabilities	550,177	15,572	3.79	386,249	7,686	2.66

Other liabilities	4,977			2,868

Total liabilities	635,769			449,030

Stockholders’ equity
Common stock	3,125			2,553
Paid-in capital	30,377			25,194
Accumulated earnings	6,732			3,691
Unrealized losses	(103)			(68)

Total stockholders’ equity	40,131			31,370

Total liabilities and stockholders’ equity	$675,900			$480,400

Net interest spread			3.43			3.52
Impact of non-interest bearing funds on margin			.55			.39

Net interest income-margin		$19,150	3.98%		$13,195	3.91%

Allowance and Provision for Credit Losses
Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. In the fourth quarter of 2005, the allowance for losses on lending-related commitments was reclassified from the allowance for loan losses to other liabilities. Previously reported periods were restated to conform to the current presentation. The reclassification had no effect on the provision for credit losses which continues to be comprised of the sum of the provision for loan losses and the provision for losses on lending-related commitments, nor on net income or stockholder’s equity. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses. The allowance for credit losses was $11,734,000; $7,577,000; and $7,892,000 as of September 30, 2006, December 31, 2005, and September 30, 2005, respectively. The increase in the allowance for credit losses at September 30, 2006 compared to the previous periods was due to the inclusion of Smithfield’s allowance as a result of the merger. Management identified certain Smithfield loans as problem credits in accordance with Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, and determined that the related allocated allowance for loan losses was not material. In addition, the allowance increased due to the continued growth in the loan portfolio and the results of Centra’s ongoing evaluation of economic conditions. This evaluation resulted in an increase in certain risk characteristics of the portfolio associated with increasing cash-flow pressures on variable rate borrowers and the high costs of petroleum products. The merger with Smithfield resulted in the inclusion of a portfolio with risk characteristics and a charge-off history that is significantly higher than that of Centra Bank. The provision for credit losses for the quarters ended September 30, 2006 and 2005 was $234,000 and $117,000, respectively. The provision for credit losses for the nine months ended September 30, 2006 and 2005 was $1,442,000 and $1,001,000, respectively.
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

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	Nine Months Ended
	September 30
(Dollars in thousands)	2006	2005

Allowance for loan losses
Balance, beginning of period	$6,907	$6,394

Loan charge-offs	(55)	(274)
Loan recoveries	36	141

Net (charge-offs)	(19)	(133)

Balance obtained through merger	2,734	—
Loan loss provision	1,112	1,001

Balance, end of period	$10,734	$7,262

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2006	2005

Need Smithfield
Non-accrual loans:
Commercial	$—	$84
Real Estate	575	51
Consumer	80	—

Total non-accrual loans	655	135
Renegotiated loans	—	—

Total non-performing loans	655	135
Other real estate, net	28	205

Total non-performing assets	$683	$340

Accruing loans past due 30 days or more	$2,105	$258
Non-performing loans as a % of total loans	.32%	.06%
Allowance for loan losses as a % of non-performing loans	1,539%	5,279%
Allowance for credit losses as a % of total loans	1.78%	1.77%

During 2005, Centra reclassified an Allowance for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	September 30
(Dollars in thousands)	2006	2005

Balance, beginning of period	$670	$630
Provision	330	—

Balance, end of period	$1,000	$630

The bank had 29 nonaccrual loans outstanding as of September 30, 2006 totaling $655,000; six as of December 31, 2005 totaling $72,000; and seven as of September 30, 2005 totaling $135,000. The bank had real estate owned at September 30, 2006 of $28,000 and $205,000 as of September 30, 2005. Centra had delinquent loans in excess of 30 days past due of $425,000 as of September 30, 2006, $274,000 as of December 31, 2005, and $258,000 as of September 30, 2005. The bank had $19,000 in net charge-offs in the first nine months of 2006 and $133,000 in net charge-offs in the first nine months of 2005.
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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income, including Smithfield’s noninterest income of $165,000, totaled $1,143,000 in the third quarter of 2006 compared to $837,000 in the third quarter of 2005. Non-interest income totaled $2,535,000, including Smithfield noninterest income of $165,000, in the first nine months of 2006 compared to $2,225,000 in the first nine months of 2005. The overall increase in quarterly non-interest income is predominantly due to the acquisition of Smithfield. In addition to the inclusion of Smithfield, increases in service charges on deposits, other service charges and fees, title services, and brokerage income also contributed to the increase over prior year noninterest income. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts during 2006 and 2005. Year-to-date non-interest income increased due to improved service charge and fee income and was partially offset by reduced income recognized from secondary market income.
Service charges on deposit accounts increased to $389,000 in the third quarter of 2006 from $227,000 in the third quarter of 2005. Service charges on deposit accounts increased to $876,000 in the first nine months of 2006 from $665,000 in the first nine months of 2005. This growth resulted from the continued increase in deposit accounts as the number of deposit accounts increased by 18.55% from September 30, 2005 to September 30, 2006 and the acquisition of Smithfield.
Other service charges and fees increased to $332,000 in the third quarter of 2006 from $231,000 in the third quarter of 2005. Other service charges and fees increased to $843,000 in the first nine months of 2006 from $662,000 in the first nine months of 2005. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth. Another contributing factor to the growth in this category was increased interchange fees associated with debit and credit card activity.
Centra originates long-term, fixed-rate or adjustable rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $245,000 from such fees in the third quarter of 2006 compared to $348,000 in the third quarter of 2005. This decrease resulted from a decreased level of mortgages being sold on the secondary market when compared to the comparable volumes in 2005. The primary reason for the decrease in volume is due to the rising rate environment which incurred eight prime rate increases since June 30, 2005. Centra recognized $609,000 from such fees in the first nine months of 2006 compared to $759,000 in the first nine months of 2005.
In connection with the asset liability management process, Centra recognized $79,000 of net losses from security transactions during the third quarter of 2005. These available-for-sale securities were sold as part of a profit enhancement initiative developed by the ALCO committee during the third quarter of 2005 to improve the long-term profitability of the bank. No such sales have occurred in 2006.
Other income increased to $177,000 in the third quarter of 2006 from $110,000 in the third quarter of 2005. Other income decreased to $207,000 in the first nine months of 2006 from $218,000 in the first nine months of 2005. This quarterly increase resulted primarily from growth in title services income and brokerage and insurance fees. The decrease in other income for the first nine months of 2006 compared to the first nine months of 2005 was due to Centra recognizing its proportionate share of Smithfield’s income during June 2006, which was a loss of $253,000.
Non-Interest Expense
For the third quarter of 2006, non-interest expense totaled $6,654,000 compared to $3,706,000 in the third quarter of 2005. Noninterest expense for 2006 includes expenses for Smithfield for the third quarter of $1,538,000 including the amortization of core deposit intangible for $185,000. Centra’s efficiency ratio was 70.20% for the third quarter of 2006 compared to 67.32% for the third quarter of 2005. This ratio measures the efficiency of non-interest expenses, less amortization of intangibles, incurred in relationship to net interest income plus non-interest income. Centra’s third-quarter 2006 efficiency ratio increased due to additional salaries and benefits associated with additional customer service and operational staff positions in the bank and costs incurred related to the acquisition of Smithfield. In addition, Centra recorded amortization of core deposit intangibles of $185,000 in the third quarter related to the acquisition of Smithfield.

For the first nine months of 2006, non-interest expense totaled $14,848,000, including Smithfield expense of $1,538,000, compared to $9,777,000 in the first nine months of 2005. Centra’s efficiency ratio was 67.95% for the first nine months of 2006 compared to 63.63% for the first nine months of 2005. Centra anticipates that with the completion of the merger with Smithfield economies of scale will be realized beginning in the fourth quarter of 2006 and into 2007. As a result of these economies, the efficiency ratio should begin to more closely approximate those of Centra’s peers.
Salaries and benefits totaled $3,213,000, including Smithfield expenses of $601,000, for the quarter ended September 30, 2006 compared to $1,757,000 for the quarter ended September 30, 2005. Salaries and benefits totaled $7,459,000, including Smithfield expenses of $601,000, for the nine months ended September 30, 2006 compared to $4,781,000 for the nine months ended September 30, 2005. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 228 full-time equivalent personnel as of September 30, 2006 compared to 143 full-time equivalent personnel as of September 30, 2005. This increase includes the addition of 63 full-time equivalent personnel in Smithfield. Also contributing to the increase is the addition of customer support and operations personnel to support the growth of the bank as well as customer service personnel. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended September 30, 2006 and 2005, occupancy expense totaled $447,000, including Smithfield expenses of $116,000, and $490,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $121,000 and $99,000, respectively, while lease expense totaled $174,000 and $300,000, respectively.
During 2005, Centra negotiated and accrued a lease termination fee of approximately $200,000 for vacating the 300 Foxcroft Avenue facility in Martinsburg prior to the end of the lease term. Centra’s plans were to construct a permanent facility on Foxcroft Avenue that would provide the required space and permit vacating the existing premises. Between 2005 and the ultimate completion of the new facility in June 2006, Centra incurred substantial growth in deposits, loans, and staffing associated with supporting those functions. Centra reevaluated its space requirements and decided to maintain the existing space as well as the new office space on Foxcroft Avenue. Therefore, Centra eliminated the lease termination fee accrual in the second quarter of 2006 thereby reducing occupancy expense by $200,000.
For the nine months ended September 30, 2006 and 2005, occupancy expense totaled $967,000, including Smithfield expense of $116,000, and $1,004,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $208,000 and $166,000, respectively, while lease expense totaled $374,000 and $592,000. Occupancy expense for the first nine months of 2006 was also impacted by the elimination of the lease termination fee accrual of $200,000.
Equipment expense totaled $381,000, including Smithfield expense of $22,000, in the third quarter of 2006 compared to $310,000 for the third quarter of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $246,000 for the quarter ended September 30, 2006 and $219,000 for the quarter ended September 30, 2005. Equipment expense totaled $1,071,000, including Smithfield expense of $22,000, in the first nine months of 2006 compared to $872,000 for the first nine months of 2005. Included in equipment expense is depreciation of furniture, fixtures and equipment of $727,000 for the nine months ended

September 30, 2006 and $623,000 for the nine months ended September 30, 2005. Equipment depreciation expense reflects Centra’s commitment to technology.
Advertising costs totaled $218,000 in the third quarter of 2006 compared to $215,000 in the third quarter of 2005. Advertising costs totaled $725,000 in the first nine months of 2006 compared to $601,000 in the first nine months of 2005. Total advertising expenses reflect the marketing of the bank’s products and image due to intense competition for deposits. The bank continues to market intensely in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $450,000, including Smithfield expenses of $104,000, in the third quarter of 2006 compared to $88,000 in the third quarter of 2005. Professional fees totaled $600,000, including Smithfield expenses of $104,000, in the first nine months of 2006 compared to $323,000 in the first nine months of 2005. This increase reflects expenses incurred as the size and operation of Centra becomes more complex. Included in these costs are increased legal and accounting fees.
Data processing costs totaled $365,000, including Smithfield expenses of $33,000, in the third quarter of 2006 compared to $217,000 in the third quarter of 2005. Data processing costs totaled $859,000, including Smithfield expenses of $33,000, in the first nine months of 2006 compared to $523,000 in the first nine months of 2005. Data processing costs have increased in direct correlation to the number of deposit and loan accounts and the complexity of the bank. In addition, Centra incurred reduced costs in the first nine months of 2005 due to credits received as a result of contract renegotiation.
Other outside services totaled $173,000, including Smithfield expenses of $34,000, in the third quarter of 2006 compared to $37,000 in the third quarter of 2005. Other outside services totaled $417,000, including Smithfield expenses of $34,000, in the first nine months of 2006 compared to $289,000 in the first nine months of 2005. This increase is due to the increasing complexity of operating the bank and the utilization of consultants to assist in various banking projects.
Other operating expense totaled $1,407,000 in the third quarter of 2006 compared to $592,000 in the third quarter of 2005. Of this increase, $541,000 related to Smithfield’s operations for the third quarter of 2006. Other operating expense totaled $2,750,000, including Smithfield expenses of $541,000, in the first nine months of 2006 compared to $1,384,000 in the first nine months of 2005. The primary components of growth in this area are increases in stationery and supplies, courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
The effective tax rate for the third quarter of 2006 was 40.0% compared to 37.0% for the third quarter of 2005. The effective tax rate for the first nine months of 2006 was 38.2% compared to 37.1% for the first nine months of 2005.
Centra incurred income tax of $932,000 in the third quarter of 2006 compared to $622,000 for the third quarter of 2005. Centra incurred income tax of $2,022,000 in the first nine months of 2006 compared to $1,702,000 for the first nine months of 2005.

Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .64% and 11.29% for the third quarter of 2006 compared to .83% and 12.97% for the third quarter of 2005. Returns on average assets (ROA) and average equity (ROE) were .65% and 10.89% for the first nine months of 2006 compared to .80% and 12.30% for the first nine months of 2005. The 2006 performance indicators were impacted by the merger with Smithfield, the stock offering, and merger related and offering costs.
The bank is considered “well-capitalized” under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at September 30, 2006 were $881.6 million or an increase of $330.9 million since December 31, 2005. This is primarily attributable to the acquisition of Smithfield as of August 25, 2006. Smithfield’s assets at September 30, 2006 were $234.8 million. The remaining increase is attributable to Centra’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. Centra issued $10 million in trust preferred securities in June 2006 and also issued approximately $17.0 million in common stock during 2006. The banks utilize investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.
Deposits totaled $778.2 million at September 30, 2006 or an increase of $293.7 million since December 31, 2005. The acquisition of Smithfield accounted for $210.7 million of the increase. Short-term borrowings totaled $17.0 million at September 30, 2006 and have decreased $1.5 million since December 31, 2005.
In June 2006, Centra formed a second statutory business trust that issued $10 million in trust preferred securities with the proceeds invested in junior subordinated debt securities of Centra. Centra utilized the proceeds for acquisition and general corporate purposes. The securities mature in 30 years and are redeemable by the Company after five years. The securities are at an interest cost of 1.65% over the three month LIBOR rate, reset quarterly. Interest payments are due in January, April, July, and October.
Stockholders’ equity has increased approximately $20.5 million from December 31, 2005 due primarily to the net stock offering proceeds of $17.0 million and net income of $3.3 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $62.3 million as of September 30, 2006 compared to $23.4 million as of December 31, 2005, or an increase of $38.9 million. This increase is primarily due to the inclusion of Smithfield ($35.9 million).

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
Investment Securities
Investment securities totaled $126.1 million as of September 30, 2006 and $49.4 million as of December 31, 2005. The increase is due primarily to the inclusion of Smithfield in the September 30, 2006 financial statements. Government sponsored agency securities comprise the majority of the portfolio.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2006, the amortized cost of the bank’s investment securities totaled $125.8 million, resulting in unrealized appreciation in the investment portfolio of $382,000 and a corresponding increase in the bank’s equity of $229,000, net of deferred income taxes. Management believes that individual security declines in fair value are attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated the ability to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
The average life of the investment portfolio is approximately 22 months.
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

Other Investments
Other investments totaled $0 as of September 30, 2006 and $300,000 as of December 31, 2005. This decrease is the result of Centra completing the acquisition of Smithfield State Bank as of August 25, 2006. Centra has also recorded its proportionate share of Smithfield’s results of operations through that date, which was income of approximately $297,000 and $44,000, in the Consolidated Statements of Income for the three and nine months ended September 30, 2006. Smithfield’s operations subsequent to that date are included in the appropriate line items of the financial statements.
Loans
The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia and the southwest portion of Pennsylvania and consists primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.
The following table details total loans outstanding as of:

	September 30	December 31
(Dollars in thousands)	2006	2005
Commercial	$91,992	$63,887
Real estate, commercial	328,353	241,384
Real estate, mortgage	174,788	115,683
Consumer	63,589	42,542

Total loans	$658,722	$463,496

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2006.
Loan Concentration
With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building and general contracting, real estate leasing, clothing and clothing accessories, and the travel accommodation industries. These concentrations, while within the same industry segments, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
Other Assets
Other assets totaled $30.8 million as of September 30, 2006 and $10.2 million as December 31, 2005. The increase primarily relates to the goodwill and core deposit intangible recorded as a result of the Smithfield acquisition, which were $11.4 million and $6.0 million, respectively. The remaining increase relates to additional other assets acquired from Smithfield.
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $778 million at September 30, 2006.

Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2006, non-interest bearing deposits totaled $98.5 million compared to $63.6 million at December 31, 2005. The primary component of the increase was the inclusion of Smithfield non-interest bearing deposits of $30.0 million. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $679.8 million at September 30, 2006 compared to $420.9 million at December 31, 2005. Average interest-bearing liabilities totaled $703.1 million during the third quarter of 2006 compared to $404.2 million for the third quarter of 2005. Average interest-bearing liabilities totaled $550.2 million during the first nine months of 2006 compared to $386.2 million for the first nine months of 2005. Average non-interest bearing demand deposits totaled $102.6 million for the third quarter of 2006 compared to $64.7 million for the third quarter of 2005. Average non-interest bearing demand deposits totaled $80.6 million for the first nine months of 2006 compared to $59.9 million for the first nine months of 2005. The most significant reasons for the increases noted was internal growth and the inclusion of Smithfield financial data as of September 30, 2006. Management will continue to emphasize deposit gathering in 2006 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At September 30, 2006, short-term borrowings totaled $17.0 million compared to $18.5 million at December 31, 2005.
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
Capital/Stockholders’ Equity
At September 30, 2006, accumulated other comprehensive gain totaled $229,000 compared to an accumulated other comprehensive gain of $7,000 at December 31, 2005. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2006, Centra Bank has $13.1 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2005 Form 10-K. At September 30, 2006 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a “well-capitalized” financial institution. This is due in part to the inclusion of the $20 million trust preferred offerings qualifying as Tier 1 and Tier 2 capital for regulatory purposes.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $15.9 million and $10.1 million at September 30, 2006 and December 31, 2005, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2006 and December 31, 2005 was $85.2 million and $97.6 million, respectively. At September 30, 2006 and December 31, 2005, Centra has recorded $1,000,000 and $630,000, respectively, as an allowance against losses related to these commitments and has classified that allowance in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate or adjustable rate mortgage loans and sells them on the secondary market, servicing released. At September 30, 2006 and December 31, 2005, Centra had $6.8 million and $5.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.
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
The acquisition of Smithfield introduced a unique asset-liability challenge to Centra. Smithfield, prior to acquisition, was in a significantly liability sensitive institution. This position resulted from using short-term liabilities to fund the long-term investment portfolio. This situation created an unacceptable level of risk in the event of a rising interest rate scenario. Subsequent to Centra obtaining control of Smithfield, over 50% of the investment portfolio was liquidated to improve the quality, maturity structure, and profitability of the portfolio. This restructuring significantly improved the asset-liability position of Smithfield and decreased the risk associated with a rising interest rate scenario. In addition to the investment portfolio restructuring, Smithfield doubled its loan portfolio by participating in variable-rate commercial loans with Centra. These loans enhanced Smithfield’s ability to maintain its net interest margin during periods of rising interest rates. It is Centra’s intention to continue to restructure Smithfield’s balance sheet to minimize and manage interest rate risk and to enhance the profitability of the bank. As of September 30, 2006, Smithfield’s net interest income at risk in the event of a 200 basis point decline in rates is ($374,000) or (5.4%) of current net interest income. Smithfield’s net interest income at risk in the event of a 200 basis point increase in rates is $306,000 or 4.5% of current net interest income.
The following table is provided to show the earnings at risk and value at risk positions of Centra Bank as of September 30, 2006.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	($150)	(.6%)
200	(93)	(.4%)
100	(39)	(.2%)
-100	3	—

Effects of Inflation on Financial Statements
Substantially all of the bank’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. Therefore, as prices have recently increased, financial institutions experienced a decline in the purchasing power of their net assets.
Future Outlook
The bank’s results of operations in the first nine months and the third quarter of 2006 represents a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function, both in the Morgantown and Martinsburg markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve the bank taking advantage of both technology and personal customer contact. The bank introduced retail internet services in 2000 and continues to use the internet to serve business customers. In addition to “top of the line” technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Foxcroft office and drive-in facility opened in December 2001 and March 2002, respectively, the Cheat Lake office opened in September 2003, and the temporary Inwood office opened in November 2003 with the permanent facility opening on July 5, 2005. The Sabraton office and drive-in facility was opened in November, 2004. Centra opened a new main office facility adjacent to the existing Foxcroft drive-through facility in May of 2006. Centra is currently constructing a full-service banking facility in Westover and construction is expected to be completed in the first quarter of 2007. Centra has an option to acquire a banking site in the Spring Mills area of Martinsburg and anticipates having a full-service banking facility in operation during the second quarter of 2007. These locations complement our delivery systems and enable the bank to service a broader customer base. In addition, Centra Bank has teamed with local ATM owners, both in the Monongalia and Berkeley County markets, to designate several locations as Centra Bank locations.
Centra completed the acquisition of Smithfield on August 25, 2006. Subsequent to the final approval, Centra appointed a new board of directors having significant positions of responsibility in the Fayette County communities. One of the keys to Centra’s current success has been community involvement. Centra and its employees are becoming involved in the Fayette County communities and Centra will offer new products and services to that market. In addition, with the backing of Centra Bank and Centra Financial Holdings, the lending ability of Smithfield and the size of the credits it can generate will increase significantly. Current plans are to increase the lending and deposit staff of Smithfield in an effort to profitably capture market share.

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

November 13, 2006	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer