Form 10-Q/A
period 2006-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2007-03-15
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q/A

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

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 15-36 of this report.
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K
Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure of Market Risk
Part II. Other Information
Item 6. Exhibits and Reports
SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Centra Financial Holdings, Inc.
Part I. Financial Information
This Form 10-Q/A amends the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006, which was filed on November 13, 2006. This amendment is being filed solely to correct an inadvertent computational error whereby the Company understated its “Basic Weighted Average Shares Outstanding” and its “Diluted Weighted Average Shares Outstanding”. As such, the Company overstated its “Basic Net Income Per Share” and its “Diluted Net Income Per Share” for the third quarter and for the first nine months of 2006. This restatement will have no impact on the Company’s Balance Sheets, net income as reported in the Statements of Income, or on the Statement of Cash Flows.
All of the information in this Form 10-Q/A is as of November 13, 2006, the date the Company originally filed its Form 10-Q with the Securities and Exchange Commission, and does not reflect any subsequent information or events other than the restatement previously discussed.
Item 1. Financial Statements
The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 3-14 of this report.
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
Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 15-36 of this report.
Part II. Other Information
Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2006	2005
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(Note B)

Assets
Cash and due from banks	$17,090	$11,162
Interest-bearing deposits in other banks	3,165	1,634
Federal funds sold	42,029	10,633

Total cash and cash equivalents	62,284	23,429

Available-for-sale securities, at fair value (amortized cost of $125,766 at September 30, 2006 and $49,736 at December 31, 2005)	126,148	49,448
Other investments	—	300

Loans, net of unearned income	658,722	463,496
Allowance for loan losses	(10,734)	(6,907)

Net loans	647,988	456,589

Premises and equipment, net	13,264	9,264
Loans held for sale	1,129	1,507
Other assets	30,832	10,219
Total assets	$881,645	$550,756

Liabilities
Deposits
Non-interest bearing	$98,452	$63,627
Interest bearing	679,771	420,905

Total deposits	778,223	484,532

Short-term borrowings	17,010	18,536
Long-term debt	20,000	10,000
Other liabilities	12,008	3,815

Total liabilities	827,241	516,883
Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 3,771,160 and 2,817,309 issued and outstanding on September 30, 2006 and December 31, 2005, respectively	3,771	2,817
Additional paid-in capital	41,103	25,016
Accumulated earnings	9,301	6,033
Accumulated other comprehensive gain	229	7

Total stockholders’ equity	54,404	33,873

Total liabilities and stockholders’ equity	$881,645	$550,756

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Interest income
Loans, including fees	$30,769	$20,034	$12,396	$7,267
Loans held for sale	146	118	65	58
Securities available-for-sale	2,681	463	1,569	160
Interest-bearing bank balances	143	62	63	18
Federal funds sold	878	149	805	117

Total interest income	34,617	20,826	14,898	7,620

Interest expense
Deposits	13,926	6,993	6,059	2,712
Short-term borrowings	892	286	394	92
Long-term debt	754	407	373	148

Total interest expense	15,572	7,686	6,826	2,952

Net interest income	19,045	13,140	8,072	4,668

Provision for credit losses	1,442	1,001	234	117

Net interest income after
provision for credit losses	17,603	12,139	7,838	4,551
Other income
Service charges on deposit accounts	876	665	389	227
Other service charges and fees	843	662	332	231
Secondary market income	609	759	245	348
Security losses	—	(79)	—	(79)
Other	207	218	177	110

Total other income	2,535	2,225	1,143	837

Other expense
Salary and employee benefits	7,459	4,781	3,213	1,757
Occupancy expense	967	1,004	447	490
Equipment expense	1,071	872	381	310
Advertising	725	601	218	215
Professional fees	600	323	450	88
Data processing	859	523	365	217
Other outside services	417	289	173	37
Other	2,750	1,384	1,407	592

Total other expense	14,848	9,777	6,654	3,706

Net income before income taxes	5,290	4,587	2,327	1,682

Income tax expense	2,022	1,702	932	622

Net income	$3,268	$2,885	$1,395	$1,060

Basic net income per share	$1.04	$1.03	$.38	$.38
Diluted net income per share	$.95	$.96	$.35	$.35
Basic weighted average shares outstanding	3,136,074	2,808,601	3,691,006	2,809,572
Diluted weighted average shares outstanding	3,424,115	3,004,476	4,010,938	3,033,889

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

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2006	2005

Operating activities
Net income	$3,268	$2,885
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(185)	(1)
Amortization of premiums on securities	23	10
Loss on sale of securities	—	79
Provision for credit losses	1,442	1,001
Deferred income tax expense	(707)	476
Gain on disposal of premises and equipment	—	(2)
Depreciation	935	789
Loans originated for sale	(48,774)	(52,647)
Proceeds of loans sold	49,751	52,949
Gain on sale of loans	(599)	(711)
Increase in other liabilities	(347)	1,333
Decrease (increase) in other assets	2,094	(1,382)

Net cash provided by operating activities	6,901	4,779

Investing activities
Purchases of life insurance	(142)	(2,792)
Purchases of premises and equipment	(3,560)	(1,817)
Purchases of available-for-sale securities	(16,771)	(14,350)
Sales of other investments	300	—
Sales and maturities of available-for-sale securities	104,346	7,902
Net increase in loans made to customers	(141,728)	(48,541)
Net cash paid for acquisition of Smithfield	(16,700)	—

Net cash used in investing activities	(74,255)	(59,598)

Financing activities
Net increase in deposits	80,694	77,427
Net decrease in securities sold under agreement to repurchase	(1,526)	(474)
Proceeds of stock offering	17,041	19
Proceeds of long-term borrowing	10,000	—

Net cash provided by financing activities	106,209	76,972

Increase in cash and cash equivalents	38,855	22,153

Cash and cash equivalents — beginning of period	23,429	13,345

Cash and cash equivalents — end of period	$62,284	$35,498

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands)	2005	2006	2005	2006

Net interest income	$6,310	$8,072	$18,410	$18,446
Provision for credit losses	132	234	1,071	1,437

Net interest income after provision for credit losses	6,178	7,838	17,339	17,009
Noninterest income	980	1,143	2,871	2,678
Noninterest expense	5,355	6,498	14,700	14,306

Income before income tax expense	1,803	2,483	5,510	5,381
Income tax expense	662	1,040	1,900	1,996

Net income	$1,141	$1,443	$3,610	$3,385

Net Income per Share
Basic	$0.41	$0.39	$1.29	$1.08
Diluted	$0.38	$0.36	$1.20	$.99
Average Common Shares Outstanding
Basic	2,809,572	3,691,006	2,808,601	3,136,074
Diluted	3,033,889	4,010,938	3,004,476	3,424,115
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
Note D — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2006 and 2005, stock options to purchase 947,228 and 927,373 shares at an average price of $10.76 and $10.54, respectively, were outstanding. For the three months ended September 30, 2006 and 2005, the dilutive effect of stock options was 319,932 and 224,317 shares, respectively. For the nine months ended September 30, 2006 and 2005, the dilutive effect of stock options was 288,0414 and 195,875, respectively.
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
The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.
A summary of option activity under the Plan as of September 30, 2006 and the changes during the nine months then ended is presented below:

		Weighted	Weighted Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term - years	Value

Outstanding Shares:
Outstanding at beginning of period	919,728	$10.53	5.55	$7.47
Granted	27,500	$18.00	9.76	7.32
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding at end of period	947,228	$10.68	5.67	$7.47

Exercisable at end of period	792,826	$10.17	5.07	$7.83

There were no stock options exercised during the first nine months of 2006.
A summary of the status of Centra’s nonvested shares as of September 30, 2006 and the changes during the nine and three months then ended is presented below.

	Nine Months Ended		Three Months Ended
	September 30,2006		September 30, 2006
		Weighted
		Average		Weighted Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value

Non Vested Shares:
Non vested at beginning of period	158,263	$3.13	130,381	$3.13
Granted	27,500	5.42	27,500	5.42
Vested	31,361	3.13	3,479	3.13
Forfeited	—	—	—	—

Non vested at end of period	154,402	$3.17	154,402	$3.17

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
At September 30, 2006 and 2005 or for the Nine and Three Months Ended September 30, 2006 and 2005:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2006	2005	2006	2005

Net income to:

Average assets	.65%	.80%	.64%	.83%
Average stockholders’ equity	10.89	12.30	11.29	12.97
Net interest margin	3.98	3.91	3.90	3.93

Average stockholders’ equity to average assets	5.94	6.53	5.69	6.43
Total loans to total deposits (end of period)	84.64	96.13	84.64	96.13
Allowance for credit losses to total loans (end of period)	1.78	1.77	1.78	1.77
Efficiency ratio **	67.95	63.63	70.20	67.32
Capital ratios:
Tier 1 capital ratio	9.34	8.00	9.34	8.00
Risk-based capital ratio	10.79	11.70	10.79	11.70
Leverage ratio	8.24	6.50	8.24	6.50
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$14.43	$12.80	$14.43	$12.80
Market value per share (end of period)*	18.00	14.77	18.00	14.77
Basic earnings per share	1.04	1.03	.38	.38
Diluted earnings per share	.95	.96	.35	.35

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

**	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

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
Both banks provides a full array of financial products and services to its customers, including traditional banking products such as deposit accounts, lending products, debit cards, automated teller machines, and safe deposit rental facilities.
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
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. The impact of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) also requires evaluation and documentation. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2005 Form 10-K.
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

For the first nine months of 2006, non-interest expense totaled $14,848,000, including Smithfield expenses of $1,538,000, compared to $9,777,000 in the first nine months of 2005. Centra’s efficiency ratio was 67.95% for the first nine months of 2006 compared to 63.63% for the first nine months of 2005. Centra anticipates that with the completion of the merger with Smithfield economies of scale will be realized beginning in the fourth quarter of 2006 and into 2007. As a result of these economies, the efficiency ratio should begin to more closely approximate those of Centra’s peers.
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
For the quarters ended September 30, 2006 and 2005, occupancy expense totaled $447,000, including Smithfield expenses of $116,000, and $490,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $121,000 and $99,000, respectively, while lease expense totaled $174,000 and $300,000, respectively. .
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
Data processing costs totaled $365,000, including Smithfield expenses of $33,000, in the third quarter of 2006 compared to $217,000 in the third quarter of 2005. Data processing costs totaled $859,000, including Smithfield expenses of $33,000 in the first nine months of 2006 compared to $523,000 in the first nine months of 2005. Data processing costs have increased in direct correlation to the number of deposit and loan accounts and the complexity of the bank. In addition, Centra incurred reduced costs in the first nine months of 2005 due to credits received as a result of contract renegotiation.
Other outside services totaled $173,000, including Smithfield expenses of $34,000, in the third quarter of 2006 compared to $37,000 in the third quarter of 2005. Other outside services totaled $417,000 including Smithfield expenses of $34,000, in the first nine months of 2006 compared to $289,000 in the first nine months of 2005. This increase is due to the increasing complexity of operating the bank and the utilization of consultants to assist in various banking projects.
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
Other Assets
Other assets totaled $30,832 as of September 30, 2006 and $10,219 at December 31, 2005. The increase primarily relates to the goodwill and core deposit intangible recorded as a result of the Smithfield acquisition, which were $11.4 million and $6.0 million, respectively. The remaining increase relates to additional other assets acquired from Smithfield.

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

March 14, 2007	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer