Form 10-K
period 2006-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2007-03-30
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period from January 1, 2007 to February 28, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2006 was $49,494,006. For this purpose, certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 10, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Centra operates offices in the Suncrest, Waterfront, Cheat Lake, and Sabraton areas of Morgantown; the Williamsport Pike, Foxcroft Avenue, and South Berkeley areas of Martinsburg, West Virginia; and the Uniontown, Smithfield, Fairchance, and Point Marion areas of Fayette County, Pennsylvania. At December 31, 2006, Centra had total assets of $913.9 million, total loans of $693.5 million, total deposits of $804.2 million, and total stockholders’ equity of $57.0 million.

Centra’s business activities are currently confined to a single segment, which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), ten automobile drive-in facilities, banking by phone, and Internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.

At December 31, 2006, Centra had 238 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Web site is www.centrabank.com.

Since the opening date of February 14, 2000, Centra has experienced significant growth in assets, loans, and deposits due to tremendous community and customer support.

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

Recent Additions

On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006, whereby Centra would pay the remaining Smithfield shareholders $40 per share subject to regulatory approval. The acquisition of Smithfield allows Centra to expand its product offerings and delivery channels into the Fayette County market.

Customers and Markets

Centra’s market areas have a diverse economic structure. Centra has expanded from its roots in Monongalia County, West Virginia, to a market area that encompasses eastern West Virginia and southwestern Pennsylvania. Principal industries or employers in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas, and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, federal government, and printing and binding. Fayette county’s industries include health care, education, customer service centers, steel fabrication, water meter production, glass production, coal strip mining, retail businesses, sales, and professional services. In addition, tourism, education, and other service-related industries are important and growing components of the economy of our markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.

Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released) and, therefore, secondary market activity is minimal. However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified five areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank, although new loan requests in those areas are more closely scrutinized before approving additional loans in those categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley Counties, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland, and Ohio.

Commercial Loans

At December 31, 2006, Centra had outstanding approximately $448.9 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 65% of the total aggregate loan portfolio as of that date.

Lending Practices.  Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment, and the risk involved. Extensions of credit to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $3.5 million require board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

Centra presents all new loans with an aggregate outstanding balance greater than $100,000 to the board of directors on a monthly basis. If deterioration in creditworthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on nonaccrual status.

Consumer Loans

At December 31, 2006, Centra had outstanding consumer loans in an aggregate amount of approximately $65.4 million or approximately 9% of the aggregate total loan portfolio.

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

Real Estate Loans

At December 31, 2006, Centra had approximately $179.2 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 26% of total loans outstanding.

Lending Practices.  Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. Centra may lend up to 100% of the appraised value of the real estate. The risk conditions of these loans are considered during underwriting. Loans made in this lending category are generally one- to three-year adjustable rate, fully amortizing mortgages. Centra also originates fixed or adjustable rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney’s opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, full appraisals are obtained for all mortgage loans. Appraisals are obtained from licensed appraisers.

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

Centra primarily focuses on its local markets for its products and services. Management believes Centra has developed a niche and a level of expertise in serving these communities.

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

The Financial Services Modernization Act defines “financial in nature” to include: securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. A bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed, and has at least a satisfactory Community Reinvestment Act rating. The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on Centra, in particular, have yet to be determined because of that Act’s recent adoption.

Banking Subsidiary Regulation.  Centra Bank was chartered as a state bank and is regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act)  The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001 terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several provisions designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States, or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c)require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

Federal Deposit Insurance Corporation

The FDIC insures the deposits of Centra Bank and Centra Bank is subject to the applicable provisions of the Federal Deposit Insurance Act. The FDIC may terminate a bank’s deposit insurance upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition enacted or imposed by the bank’s regulatory agency.

Federal Home Loan Bank

The FHLB provides credit to its members in the form of advances. As a member of the FHLB of Pittsburgh, Centra Bank must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of its respective residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, or 5% of its advances from the FHLB.

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

Limits on Dividends

Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Department of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $11,828,000 available for dividends at January 1, 2007.

Federal and State Laws

Centra Bank is subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting, and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a bank to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas.

Monetary Policy and Economic Conditions

The business of financial institutions is affected not only by general economic conditions, but also by the policies of various governmental regulatory agencies, including the Federal Reserve Board. The Federal Reserve Board regulates money and credit conditions and interest rates to influence general economic conditions primarily through open market operations in U.S. government securities, changes in the discount rate on bank borrowings, and changes in the reserve requirements against depository institutions’ deposits. These policies and regulations significantly affect the overall growth and distribution of loans, investments and deposits, and the interest rates charged on loans, as well as the interest rates paid on deposits and accounts.

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

Effect of Environmental Regulation

Centra’s primary exposure to environmental risk is through its lending activities. In cases when management believes environmental risk potentially exists, Centra mitigates its environmental risk exposures by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites. Environmental assessments are typically required prior to any foreclosure activity involving nonresidential real estate collateral.

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

Executive Officers

The following are the executive officers of Centra.

Name	Age	Position	Principal Occupation (Past Five Years)

Douglas J. Leech	52	Chairman, President and Chief Executive Officer	Chairman, President and CEO Centra Financial Holdings, Inc., President Centra Bank, Inc.
Henry M. Kayes, Jr.	39	Senior Vice President	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); Senior Vice President — City Executive, Martinsburg, West Virginia, Branch Banking and Trust (2000 to 2001); Senior Vice President, One Valley Bank — East (1989 — 2001)
S. Todd Eckels	39	Senior Vice President	Executive Vice President, Centra Bank, Inc. (2006 to present); Community Bank President — Huntington Banks — West Virginia (2004 — 2006); Vice president, BB&T, commercial lending, (1989-2004)
Kevin D. Lemley	52	Vice President, CFO and Treasurer	Senior Vice President and CFO Centra Bank, Inc. (1999 to present); Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, Chief Financial Officer (1987-1997)
Timothy P. Saab	50	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present); Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989-1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997)
E. Richard Hilleary	58	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999)
Karla J. Strosnider	44	Vice President	Senior Vice President, Centra Bank, Inc. (1999 to present); Assistant Vice President, Operations, One Valley Bank — Charleston (1981 to 1999)

Name	Age	Position	Principal Occupation (Past Five Years)

John T. Fahey	45	Vice President	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); Marketing Director, Huntington National Bank, West Virginia (1991 to 1999)

ITEM 1A.	RISK FACTORS

The Company faces vigorous competition in its market areas.

The banking business is generally a highly competitive business. Based on an FDIC analysis done as of June 30 each year, there were eight other banks in each of the Monongalia County, Berkeley County and Fayette County market areas. Centra’s deposits account for 25.9% of the Monongalia County deposit base, 15.0% of Berkeley County and 11.0% within Fayette County. Centra is the primary locally owned bank in those regions.

For most of the services which Centra provides, there is also competition from financial institutions other than commercial banks, for instance, savings and loan associations and credit unions. Offices of national brokerage firms also reside in Centra’s markets. In addition, some traditional banking services or competing services are offered by insurance companies, investment counseling firms, and other business firms and individuals. These entities may have significantly greater financial and marketing resources than Centra has.

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

Aside from credit risk, the most significant risk resulting from Centra’s normal course of business, extending loans and accepting deposits, is interest rate risk. Centra’s earnings are dependent to a significant degree, on net interest income, which is the amount by which interest income exceeds interest expense. Interest rates are highly sensitive to many factors that are beyond Centra’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest Centra receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Centra’s ability to originate loans and obtain deposits, and (ii) the fair value of Centra’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Centra’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Centra’s results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Centra’s financial condition and results of operations. See the sections captioned “Interest Income and Expense” and “Interest Rate Risk and Liquidity” in Item 7 of this Form 10-K for further discussion related to Centra’s interest rate risk.

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

Because Centra focuses our business in the Monongalia, Berkeley and Fayette county markets, an economic slowdown in these areas could hurt our business. An economic slowdown could have the following consequences:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Company may decline; and

•	Collateral (including real estate) for loans made by the Company may decline in value, in turn, reducing customers’ borrowing power and making existing loans less secure.

The Company is highly regulated.

The operations of the Company are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect Centra’s business operations and the availability, growth, and distribution of Centra’s investments, borrowings, and deposits. Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.

The Company may incur increased charge-offs and additional loan loss provision due to negative credit in the future.

Centra maintains an allowance for loan losses to provide for probable loan losses based on management’s quarterly analysis of the loan portfolio. There can be no assurance on the timing or amount of actual loan losses or that charge-offs in future periods will not exceed the allowance for loan losses. In addition, federal and state regulators periodically review Centra’s allowance for loan losses as part of their examination process and may require management to increase the allowance or recognize further loan charge-offs based on judgments different than those of management. Any increase in the provision for loan losses would decrease Centra’s pretax and net income.

Centra has no current plans to declare cash dividends.

Most likely, Centra will not pay cash dividends for the next several years. Accordingly, any return on shares of Centra’s stock would be from capital appreciation and stock dividends.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive. Centra Bank also leases its offices on Foxcroft Avenue and Williamsport Pike in Martinsburg. Rent expense on the leased properties totaled $985,000 in 2006, $764,000 in 2005, and $686,000 in 2004. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $593,000, $330,000, and $346,000, in 2006, 2005, and 2004, respectively.

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

Quarterly Market and Dividend Information:

	2006		2005
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$16.36	$0.00	$13.43	$0.00
Third Quarter	16.36	0.00	13.43	0.00
Second Quarter	16.36	0.00	13.22	0.00
First Quarter	13.43	0.00	12.40	0.00

Centra declared a 10% stock dividend on common shares on November 20, 2006, with a record date of December 4, 2006, payable January 2, 2007. All per share data has been restated to reflect the stock dividend.

Centra had 762 stockholders of record at December 31, 2006.

Centra has not initiated any plans to repurchase its stock nor has it repurchased any stock since its formation in 1999.

Performance Graph

The following Performance Graph and related information shall not be deemed “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be deemed to be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that Centra specifically incorporates it by reference into such filing.

The following line graph compares the five-year cumulative total shareholder return of Centra’s common shares, based on an initial investment of $100 on December 31, 2001, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks [U.S. Companies]”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #6712) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTRA FINANCIAL HOLDINGS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2006

	2001	2002	2003	2004	2005	2006
CENTRA FINANCIAL HOLDINGS, INC.	100.00	121.63	121.63	121.63	140.33	170.95
STATE COMMERCIAL BANKS	100.00	93.67	122.15	132.84	130.62	148.64
NASDAQ MARKET INDEX	100.00	69.75	104.88	113.70	116.19	128.12

ITEM 6.  SELECTED FINANCIAL DATA

The information below has been derived from Centra’s Consolidated Financial Statements. Centra began operations on February 14, 2000.

(Dollars in Thousands, except
Ratios and Per Share Data)	2006	2005	2004	2003	2002

Operating Data
For the year ended:
Total interest income	$50,201	$29,530	$20,014	$14,634	$10,566
Total interest expense	22,976	11,288	6,846	5,304	4,312
Net interest income	27,225	18,242	13,168	9,330	6,254
Provision for credit losses	2,327	1,341	2,160	2,099	967
Other income	3,638	3,135	2,497	2,786	1,529
Security losses	(40)	(247)	—	—	—
Other expense	20,735	13,465	10,350	8,157	5,891
Income tax expense (benefit)	2,929	2,337	1,151	(104)	—
Net income	4,832	3,987	2,004	1,964	925
Balance Sheet Data
At year-end:
Total assets	$913,853	$550,756	$442,914	$350,368	$266,551
Investment securities	125,130	49,748	23,386	22,895	37,170
Total loans	693,520	463,496	396,914	295,925	186,737
Total deposits	804,188	484,532	385,822	302,355	214,868
Short-term borrowings	25,366	18,536	14,507	16,953	24,578
Long-term debt	20,000	10,000	10,000	—	—
Stockholders’ equity	56,952	33,873	29,745	27,838	25,871
Significant Ratios
Net income to:
Average total assets	.66%	.80%	.50%	.64%	.45%
Average stockholders’ equity	9.92	12.50	6.98	7.32	4.52
Average stockholders’ equity to average total assets	6.60	6.42	7.14	8.78	9.98
Average total loans to average deposits	89.61	99.46	99.06	90.66	88.79
Risk-based capital ratio	10.28	11.58	12.09	10.95	15.16
Per Share Data
Basic net income (loss) per share	$1.33	$1.29	$0.65	$0.64	$0.35
Diluted net income (loss) per share	$1.22	$1.20	$0.62	$0.60	$0.33
Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00
Book value at end of period	$13.57	$10.93	$10.59	$9.91	$13.36
Basic weighted-average shares outstanding	3,631,888	3,090,611	3,088,532	3,088,532	2,658,851
Diluted weighted-average shares outstanding	3,957,668	3,313,688	3,241,926	3,264,170	2,809,399

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Application of Critical Accounting Policies

Centra’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques.

The most significant accounting policies followed by the bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified income recognition, the determination of the allowance for loan losses, investment securities and the provision for income taxes to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Income Recognition

Interest income on loans and investment securities is recognized by methods that result in level rates of return on principal amounts outstanding, including yield adjustments resulting from the amortization of loan costs and premiums on investment securities and accretion of loan fees and discounts on investment securities.

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Centra discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status after appropriate review by lending and/or loan review personnel indicates the collectibility of the total contractual principal and interest is no longer considered doubtful.

Allowance for Loan Losses

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Centra maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance, and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

The amount of the allowance for loan losses for the various loan types represents management’s estimate of expected losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

Individual loan reviews are based upon specific quantitative and qualitative criteria, including the size of the loan, the loan cash flow characteristics, loan quality ratings, value of collateral, repayment ability of borrowers, and historical experience factors. The historical experience factors utilized for individual loan reviews are based upon past loss experience, known trends in losses and delinquencies, the growth of loans in particular markets and industries, and known changes in economic conditions in particular lending markets. Allowances for homogeneous loans (such as residential mortgage loans, personal loans, etc.) are evaluated based upon historical loss experience, trends in losses and delinquencies, growth of loans in particular markets, and known changes in economic conditions in each lending market.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $10.3 million at December 31, 2006, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Centra to experience increases in problem assets, delinquencies, and losses on loans.

Investment Securities

Investment securities represent the second largest component of Centra’s assets, accounting for 14% of total assets at December 31, 2006. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Centra’s balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence, and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the market value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Centra’s investment securities on a quarterly basis to identify potential other-than-temporary losses. This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer, and Centra’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2006, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, additional charges to income could occur in future periods.

Income Taxes

Income taxes are provided based on the liability method of accounting. The calculation of tax liabilities is complex and requires the use of estimates and judgment since it involves the application of complex tax laws that are subject to different interpretations by Centra and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

From time-to-time and in the ordinary course of business, Centra is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Centra in its tax returns. Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. To the extent management determines additional taxes may be due, Centra recognizes liabilities for such tax exposures when losses associated with the claims are judged to be probable and the loss can be reasonably estimated. On a quarterly basis, management assesses Centra’s tax exposures based on the most recent information available and adjusts the related liability as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

Goodwill and Other Intangible Assets

Centra experienced growth in 2006 partly due to the Smithfield acquisition accounted for under the purchase method of accounting. Under the purchase method, Centra is required to allocate the cost of an acquired company to the assets acquired, including identified intangible assets, and liabilities assumed based on their estimated fair values at the date of acquisition.

The determination of fair value and subsequent allocation of the cost of an acquired company generally involves management making estimates based on other third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques. In addition, the valuation and amortization of intangible assets representing the present value of future net income to be earned from customers (commonly referred to as “customer relationship intangibles” or “core deposit intangibles”) requires significant judgment and the use of estimates by management. While management feels the assumptions and variables used to value the recent acquisition were reasonable, the use of different, but still reasonable, assumptions could produce materially different results.

Customer relationship intangibles are required to be amortized over their estimated useful lives. The method of amortization should reflect the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Since Centra’s acquired customer relationships are subject to routine customer attrition, the relationships are more likely to produce greater benefits in the near-term than in the long-term, which typically supports the use of an accelerated method of amortization for the related intangible assets. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Centra would adjust the amortization of that asset, which could increase future amortization expense.

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Centra in connection with its acquisitions relates to the inherent value in the businesses acquired and this value is dependent upon Centra’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Centra has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2006. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Centra would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Centra’s financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Centra during 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect Centra’s financial condition, results of operations, or liquidity.

Summary Financial Results

Centra began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. During August 25, 2006, Centra completed the acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania, which significantly impacted Centra’s overall performance. The total cost of the acquisition was $28.5 million and was financed by the proceeds of an $18 million public stock offering and the issuance of $10 million of trust preferred securities. At the date of acquisition, Smithfield had $247 million and $213 million of total assets and total deposits respectively.

The results of Centra’s operations for 2006 includes the full results of Smithfield subsequent to the date of acquisition as well as Centra’s proportional share of Smithfield’s operating results for the period of time prior to the consummation date when Centra owned more then fifty percent of Smithfield’s outstanding stock prior to Centra completing its acquisition on August 25, 2006. Centra had entered into stock purchase agreements to acquire shares of Smithfield’s common stock from various individual shareholders beginning in April 2006. Therefore, Centra initially accounted for its investment in Smithfield under the equity method of accounting and then consolidated Smithfield once its ownership exceeded fifty percent.

Centra earned $4,832,000 in 2006 compared to $3,987,000 in 2005. The earnings equated to a 2006 return on average assets of .66% and a return on average equity of 9.92%, compared to prior year results of .80% and 12.50%, respectively. Basic earnings per share was $1.33 in 2006 compared to $1.29 in 2005. Diluted earnings per share was $1.22 in 2006 compared to $1.20 in 2005.

While operating in a challenging interest rate environment, the bank achieved a 7.27% yield on earning assets in 2006 compared to 6.33% in 2005. Despite extensive competition, total loans increased to $693.5 million at December 31, 2006, from $463.5 million at December 31, 2005.

Deposits increased to $804.2 million at December 31, 2006, from $484.5 million at December 31, 2005, due to the Smithfield acquisition and continued growth in both the Morgantown and Martinsburg markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 3.85% in 2006 compared to 2.82% in 2005. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.95% in 2006 compared to 3.92% in 2005.

The bank maintained a high-quality, short-term investment portfolio during 2006 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customer’s accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2006 and 2005.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.95% in 2006 compared to 3.92% in 2005. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy Centra’s assets into an earning asset mix which will result in a stronger net interest margin. Core loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2006, net interest income increased by $9.0 million or 49.2% to $27.2 million in 2006 from $18.2 million in 2005. This increase is partly due to the Smithfield acquisition and growth in core average earning assets. Average total loans grew to $576.5 million in 2006 from $432.9 million in 2005. Primarily as a result of this growth, total interest income increased by $20.7 million, or 70.0%, to $50.2 million in 2006 from $29.5 million in 2005. Average interest-bearing liabilities, mainly deposits, likewise increased in 2006 by $183.3 million. Average interest-bearing deposits grew to $556.9 million in 2006 from $373.6 million in 2005. Primarily as a result of this growth, total interest expense increased by $11.7 million, or 103.5%, to $23.0 million in 2006 from $11.3 million in 2005.

The combined growth in the volume of earning assets during 2006 and movement in the overall rate environment resulted in the yield on earning assets increasing to 7.27% in 2006 from 6.33% in 2005. This increase occurred in each major earning asset category on the balance sheet including net loans which increased from 6.61% to 7.77%. Centra’s investment portfolio yield increased to 4.76% during 2006 from 3.03% in 2005. In connection with the acquisition of Smithfield, Centra liquidated certain securities in order to improve the overall maturity distribution and earnings potential of the portfolio. Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.

The cost of interest-bearing liabilities increased to 3.85% in 2006 from 2.82% in 2005. This increase is primarily a result of the rising rate environment and the competitive pressures to obtain deposits.

Centra utilized $10,000,000 in trust preferred securities (see Note 8) as an additional funding source in 2006. This long-term debt had an effective weighted-average rate of 7.35% in 2006 and 5.65% in 2005. Interest expense on long-term debt was $1,129,000 in 2006 and $565,000 in 2005.

Statistical Financial Information Regarding Centra

The following tables provide further information about Centra’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2006			2005
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Securities(1)(4):
Taxable	$87,922	$4,130	4.70%	$25,553	$769	3.01%
Tax-exempt	3,171	206	6.50%	192	11	5.73%
Loans(2)(3)(4):
Commercial	374,864	29,992	8.00%	290,660	19,040	6.55%
Real estate	145,947	9,870	6.76%	107,122	6,510	6.08%
Consumer	55,671	4,207	7.56%	35,128	2,582	7.35%
Allowance for loan losses	(9,095)			(7,075)

Net loans	567,387	44,069	7.77%	425,835	28,132	6.61%
Loans held for sale	2,678	171	6.39%	2,721	164	6.02%
Short-term investments:
Interest-bearing deposits	2,211	244	11.04%	1,627	95	5.89%
Federal funds sold	29,737	1,548	5.21%	11,591	425	3.67%

Total	31,948	1,792	5.61%	13,218	520	3.94%

Total earning assets	693,106	50,368	7.27%	467,519	29,596	6.33%
Other assets	44,485			28,961

Total assets	$737,591			$496,480

Interest-bearing deposits:
Savings	$34,179	412	1.21%	$15,282	113	0.74%
Demand	153,538	5,131	3.34%	111,921	1,960	1.75%
Time	369,201	15,206	4.12%	246,427	8,227	3.34%

Total	556,918	20,749	3.73%	373,630	10,300	2.76%
Short-term borrowed funds	24,003	1,098	4.57%	16,164	423	2.62%
Long-term debt	15,370	1,129	7.35%	10,000	565	5.65%

Total interest-bearing liabilities	596,291	22,976	3.85%	399,794	11,288	2.82%

Non-interest-bearing demand deposits	86,424			61,636
Other liabilities	6,188			3,159

Total liabilities	688,903			464,589
Stockholders’ equity	48,688			31,891

Total liabilities and stockholders’ equity	$737,591			$496,480

Interest rate spread		$27,392	3.42%		$18,308	3.51%

Interest income/earning assets			7.27%			6.33%
Interest expense/earning assets			3.32%			2.41%

Net yield on earning assets (net interest margin)			3.95%			3.92%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2006 were $740 and $371 in 2005.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2006 and 2005, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Analysis of Net Interest Income:

	2004
			Average
	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate

Securities(1)(4):
Taxable	$22,678	$457	2.02%
Tax-exempt	37	2	6.38
Loans(2)(3)(4):
Commercial	243,788	13,014	5.34%
Real estate	80,169	4,432	5.53%
Consumer	25,880	1,905	7.36%
Allowance for loan losses	(5,276)

Net loans	344,561	19,351	5.62%
Loans held for sale	1,866	112	5.98%
Short-term investments:
Interest-bearing deposits	1,219	33	2.74%
Federal funds sold	10,591	130	1.22%

Total	11,810	163	1.38%

Total earning assets	380,952	20,085	5.27%
Other assets	20,950

Total assets	$401,902

Interest-bearing deposits:
Savings	$12,705	84	0.66%
Demand	97,219	926	0.95%
Time	196,919	5,599	2.84%

Total	306,843	6,609	2.15%
Short-term borrowed funds	15,217	116	.77%
Long-term debt	2,814	121	4.31%

Total interest-bearing liabilities	324,874	6,846	2.11%

Non-interest-bearing demand deposits	46,327
Other liabilities	1,988

Total liabilities	373,189
Stockholders’ equity	28,713

Total liabilities and stockholders’ equity	$401,902

Interest rate spread		$13,239	3.16%

Interest income/earning assets			5.27%
Interest expense/earning assets			1.79%

Net yield on earning assets (net interest margin)			3.48%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2004 were $260.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2004, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$6,208	$4,744	$10,952
Real estate	2,561	799	3,360
Consumer	1,550	75	1,625

Net loans	10,319	5,618	15,937
Loans held for sale	(3)	10	7
Securities:
Taxable	2,733	628	3,361
Tax exempt	193	2	195
Federal funds sold and other	976	296	1,272

Total interest-earning assets	$14,218	$6,554	$20,772

Interest-bearing liabilities:
Savings deposits	$198	$101	$299
Interest-bearing demand deposits	921	2,250	3,171
Time deposits	4,751	2,228	6,979
Short-term borrowings	266	409	675
Long-term debt	362	202	564

Total interest-bearing liabilities	$6,498	$5,190	$11,688

Net interest income	$7,720	$1,364	$9,084

	2005 vs. 2004
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$2,764	$3,264	$6,028
Real estate	1,603	473	2,076
Consumer	680	(3)	677

Net loans	5,047	3,734	8,781
Loans held for sale	51	1	52
Securities:
Taxable	63	249	312
Tax-exempt	9	—	9

Total securities	72	249	321
Federal funds sold and other	22	335	357

Total interest-earning assets	$5,192	$4,319	$9,511

Interest-bearing liabilities:
Savings deposits	$18	$11	$29
Interest-bearing demand deposits	158	876	1,034
Time deposits	1,553	1,075	2,628
Short-term borrowings	8	299	307
Long-term debt	396	48	444

Total interest-bearing liabilities	$2,133	$2,309	$4,442

Net interest income	$3,059	$2,010	$5,069

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Allowance and Provision for Credit Losses

Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. The allowance for loan losses was $10,336,000, $6,907,000, and $5,764,000 at December 31, 2006, 2005, and 2004, respectively. The allowance for loan losses increased compared to the previous periods due to the acquisition of Smithfield and the continued increase in the loan portfolio. The allowance for loan losses as a percentage of total loans was 1.49%, 1.49%, and 1.45% at December 31, 2006, 2005, and 2004, respectively. The allowance for loan losses as a percentage of total loans compared to previous periods was consistent despite a significant commercial charge off coupled with a continued increase in the loan portfolio.

As evidenced in the following table, the allowance for loan losses allocated to commercial loans increased by $945,000. This increase was primarily due to the continued increase in the outstanding balance of commercial loans and an increase in risk factors associated with the portfolio. The allowance allocated to consumer and real estate loans increased $1,026,000 and $1,458,000, respectively, primarily due to the Smithfield acquisition.

In connection with the Smithfield acquisition, Centra acquired loans classified as sub-prime. As of December 31, 2006, approximately $17 million of these loans were outstanding. As such, management has considered these loans within its analysis of the allowance for credit losses. Also, in connection with the

Smithfield acquisition, management identified certain Smithfield loans as problem credits in accordance with Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and determined that the related allocated allowance for loan losses was not material.

Centra incurred net charge-offs totaling $1,072,000 in 2006 and $158,000 in 2005. The increase in net charge offs was the result of a commercial relationship that significantly deteriorated during the fourth quarter of 2006. The remainder of the relationship deemed collectible was placed on nonaccrual which contributed a majority of the $1,286,000 increase in nonaccrual loans totaling $1,358,000 at December 31, 2006 compared to $72,000 at December 31, 2005. Centra had other real estate owned as of December 31, 2005 of $204,000 and $10,000 as of December 31, 2006. As of December 31, 2006, Centra had delinquent loans of $2,131,000 and $274,000 as of December 31, 2005. The overall increase in delinquencies is attributable to the Smithfield acquisition and a short term increase in the consumer loan portfolio at December 31, 2006.

Management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risks.

Management continually monitors the loan portfolio through its regional committees and the Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in loan concentrations. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

During 2006, Centra recorded a provision for credit losses of $1,830,000 related to on-balance sheet loans and $497,000 for unused off balance sheet commitments. This compared to $1,301,000 for on balance sheet loans and $40 for unused off-balance sheet commitments in 2005. Total charge-offs represented .19% and .04% of average loans outstanding in 2006 and 2005.

Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2006	2005	2004	2003	2002

Balance, January 1	$6,907	$5,764	$3,922	$2,060	$1,239
Provision	1,830	1,301	2,065	1,879	839
Charge-offs	1,272	304	227	17	18
Recoveries	200	146	4	—	—

Net charge-offs	1,072	158	223	17	18
Balance Acquired through acquisition	2,671

Balance, December 31	10,336	$6,907	$5,764	$3,922	$2,060

Ratio of net charge-offs to average loans	.19%	.04%	.06%	.01%	.01%

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2006	2005	2004	2003	2002

Allocation of allowance for loan losses at December 31:
Commercial	$6,236	$5,291	$4,217	$3,409	$1,784
Real estate	2,140	769	983	252	156
Real estate construction	152	65	80	15	15
Consumer	1,808	782	484	246	105

Total	$10,336	$6,907	$5,764	$3,922	$2,060

Percent of loans to total loans at December 31:
Commercial	65%	66%	68%	71%	69%
Real estate	24	23	23	19	21
Real estate construction	2	2	2	2	2
Consumer	9	9	7	8	8

Total	100%	100%	100%	100%	100%

The allowance for loan losses related to unused offbalance sheet commitments and its activity is as follows:

(Dollars in Thousands)	2006	2005	2004	2003	2002

Balance, January 1	$670	$630	$535	$315	$187
Provision	497	40	95	220	128

Balance, December 31	$1,167	$670	$630	$535	$315

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

Total non-performing assets were $1,368,000 at December 31, 2006, compared with $276,000 at December 31, 2005, and represent .20% and .02%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

(Dollars in Thousands)	2006	2005	2004	2003	2002

Nonaccrual loans
Commercial	$1,149	$—	$358	$455	$—
Real estate	—	—	—	—	14
Consumer	209	72	1	9	—

Total nonaccrual loans	1,358	72	359	464	14
Renegotiated loans	—	—	—	—	—

Total non-performing loans	1,358	72	359	464	14
Other real estate, net	10	204	—	—	—

Total non-performing assets	$1,368	$276	$359	$464	$14

Accruing loans past due 90 days or more	—	—	—	—	—

Non-performing loans as a % of total loans	.20%	.02%	.09%	.16%	.01%
Allowance for loan losses as a % of non-performing loans	761%	9,593%	1,681%	961%	16,964%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $26,000. Amounts actually collected and recorded as interest income for these loans were $25,000.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $3,598,000 in 2006 compared to $2,888,000 in 2005. This increase is primarily related to additional fee income related to the Smithfield acquisition in addition to core growth of deposits and growth related to other service charges and fees.

Service charges on deposit accounts increased to $1,241,000 in 2006 from $903,000 in 2005. This growth mainly resulted from volume related to the Smithfield acquisition, which contributed approximately $257,000 of service charge income.

Other service charges and fees increased to $1,224,000 in 2006 from $898,000 in 2005. This growth is primarily attributed to Visa and MasterCard related fees associated with an expanded card base. Also, the Smithfield acquisition contributed approximately $107,000 of other service charges and fees.

Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $808,000 of income from selling those loans during 2006 compared to $1,002,000 of such income in 2005. This decrease resulted from fewer mortgages being sold on the secondary market, servicing released, when compared to the comparable volumes in 2005. Approximately $61 million of loans were sold in 2006 compared to approximately $70 million in 2005.

In connection with its asset liability management process, Centra recognized $40,000 of net losses from security transactions during 2006 compared to $247,000 of net losses during 2005.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

In 2006, total non-interest expense reached $20.7 million compared to $13.5 million in 2005. The level of non-interest costs incurred included expenses associated with the Smithfield acquisition and is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Salaries and benefits expense totaled $10.0 million in 2006 compared to $6.3 million in 2005. At December 31, 2006, Centra had 238 full-time equivalent employees compared to 164 full-time equivalent employees at December 31, 2005, which represents a 45% growth. This increase relates to the addition of the Smithfield employees, which added $1.3 million of expense as well as other customer service and operations personnel to support growth. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

Occupancy expense totaled $1,840,000 in 2006 compared to $1,379,000 in 2005. This increase is partly due to the leasing of two additional office locations in 2006 and additional leased space resulting from the Smithfield acquisition, which added $206,000 of expense. Included in these totals is depreciation expense of $241,000 in 2006 and $270,000 in 2005. Depreciation expense decreased in 2006 due to the acceleration of depreciation in 2005 on leasehold improvements to coincide with the lease termination date of March 31, 2006, on its temporary main office facility in Martinsburg, West Virginia. In the second quarter of 2005, Centra purchased property in Martinsburg that is the current site of a drive-in facility, thereby eliminating current period lease costs for that facility. Lease expense totaled $985,000 in 2006 compared to $764,000 in 2005.

Equipment expense totaled $1,524,000 in 2006 compared to $1,216,000 in 2005. Depreciation expense on furniture, fixtures, and equipment constituted $970,000 in 2006 compared to $849,000 in 2005. Equipment depreciation reflects Centra’s commitment to technology and the addition of equipment related to the Smithfield acquisition.

Advertising costs totaled $1,031,000 in 2006 compared to $855,000 in 2005. Total costs reflect the marketing of the bank’s products and the marketing within Fayette County. The bank marketed more intensely in 2006 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Data processing costs totaled $1,292,000 in 2006 compared to $809,000 in 2005. The overall increase is due to approximately $178,000 data processing charges incurred with the Smithfield acquisition and growth in overall processing volumes.

Other expense increased to $3,988,000 in 2006 from $2,120,000 in 2005. The primary component of this increase was merger related costs of $1.8 million associated with the Smithfield acquisition.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions) as a key indicator of performance. Centra’s efficiency ratio was 67.8% in 2006 compared to 63.0% in 2005. This movement was attributable to merger related expenses and continued de novo charges without a full period of corresponding net interest income and non-interest income. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.

Income Taxes

Centra incurred income tax expense of $2,929,000 in 2006 and $2,337,000 in 2005. Centra’s income tax expense has increased due to a significant increase in net income before income tax expense. In addition, Centra’s effective income tax rate, including both federal and state income taxes, increased from 37.0% in 2005 to 37.7% in 2006.

Return on Assets

Centra’s return on average assets was .66% in 2006, .80% in 2005, and .50% in 2004. The trend in these ratios was negatively impacted by the Smithfield acquisition somewhat offset by the continued core profitability of the bank. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2007, as Centra will benefit from a full year of income related to the acquired Smithfield assets.

Return on Equity

Centra’s return on average stockholders’ equity (“ROE”) was 9.92% in 2006, 12.50% in 2005, and 6.98% in 2004. These returns also reflect Centra’s increased profitability.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8 herein.

2005 Compared to 2004

Net interest income increased by $5.1 million when comparing 2005 with 2004 results. This increase is largely due to the growth in average earning assets, primarily $81.3 million in net loans in 2005. Average interest-bearing liabilities, mainly deposits, likewise increased in 2005 by $74.9 million. Average interest-bearing deposits grew to $373.6 million in 2005 from $306.8 million in 2004.

The provision for credit losses was $1,341,000 in 2005 compared to $2,160,000 in 2004. This decrease was a result of favorable trends in the loan portfolios and inherent risks.

Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts, and electronic banking services. Non-interest income totaled $2,888,000 in 2005 compared to $2,497,000 in 2004. This increase is partially related to an increased level of income earned from selling real estate loans in the secondary market. Increases in service charges on deposits, other service charges and fees, and other income contributed to the improved volume of non interest income for the year.

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

In 2005, total non-interest expense reached $13.5 million compared to $10.4 million in 2004. The level of non-interest costs incurred is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth

Overview of the Statement of Condition

Centra’s balance sheet at December 31, 2006, changed significantly in comparison to December 31, 2005. This change was primarily due to continued loan and deposit growth in 2006 and the Smithfield acquisition. Total assets grew to $913.9 million at December 31, 2006, from $550.8 million at December 31, 2005, or 65.9%. Approximately $251 million of this growth was related to the Smithfield acquisition while the remaining $113 million was growth in the Bank. The majority of the asset growth was a result of an increase in total loans of $230 million in 2006. Centra also increased the investment portfolio $75.3 million while improving the yield and maturity distribution of the portfolio. Centra utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.

Deposits grew to $804.2 million at December 31, 2006, an increase of $319.7 million from December 31, 2005. Short-term borrowings increased $6.8 million to $25.4 million as of December 31, 2006.

Stockholders’ equity increased approximately $23.1 million in 2006 due to the net income recognized for 2006, the issuance of $17.8 million of common stock, and a $403 improvement in other comprehensive income.

Cash and Cash Equivalents

Centra’s cash and cash equivalents totaled $59.5 million at December 31, 2006, compared to $23.4 million at December 31, 2005, an increase of $36.0 million. This increase resulted from an increase in federal funds sold attributed to the Smithfield acquisition.

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

Investment Securities

Investment securities totaled $125.1 million at December 31, 2006, compared to $49.7 million at December 31, 2005. Government-sponsored agency securities comprise the majority of the portfolio.

All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2006, the amortized cost of Centra’s investment securities was $683,000 less than the fair value resulting in unrealized appreciation in the investment portfolio.

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

Loans

Centra’s lending is primarily focused in the north central, the eastern panhandle areas of West Virginia and south western Pennsylvania, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Total loans were $693.5 million as of December 31, 2006, compared to $463.5 million at December 31, 2005.

Centra continued to experience significant loan growth during 2006 in commercial and all other loan classifications. At December 31, 2006, commercial loans totaled 65% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $448.9 million at December 31, 2006, compared to $305.3 million at December 31, 2005. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2007, although new banking entities entering the markets being served by Centra continue to exert additional pressure on loan origination efforts. In addition to the anticipated increased in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 26% of Centra’s total loan portfolio. Real estate mortgage loans totaled $179.2 million at December 31, 2006, compared to $115.7 million at December 31, 2005.

Included in real estate loans are home equity credit lines with outstanding balances totaling $45.8 million at December 31, 2006, compared to $40.1 million at December 31, 2005. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2006, consumer loan balances totaled $65.4 million compared to $42.5 million at December 31, 2005. Centra’s consumer loans are primarily in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

The following table provides additional information about Centra’s loans:

Loan Maturities:

(Dollars in Thousands)	December 31, 2006
		Due in
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	$7,859	$18,860	$33,090	$59,809
Variable	233,740	113,624	41,712	389,076

	241,599	132,484	74,802	448,885
Real estate loans:
Fixed	13,709	23,200	47,463	84,372
Variable	78,546	16,263	67	94,876

	92,255	39,463	47,530	179,248
Consumer loans:
Fixed	9,226	28,822	17,090	55,138
Variable	9,998	251	—	10,249

	19,224	29,073	17,090	65,387

Total	$353,078	$201,020	$139,422	$693,520

The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Portfolio Analysis:

(Dollars in Thousands)	2006	2005	2004	2003	2002

Year-end balances:
Commercial, financial, and agricultural	$448,885	$305,270	$269,863	$211,688	$128,858
Real estate	167,354	106,599	90,458	56,620	38,675
Real estate construction	11,894	9,084	7,416	4,776	4,133
Consumer	65,387	42,543	29,177	22,841	15,071

Total	$693,520	$463,496	$396,914	$295,925	$186,737

Average total loans	$576,482	$432,910	$349,837	$236,223	$149,858
Average allowance for loan losses	(9,095)	(7,075)	(5,276)	(3,298)	(1,816)

Average loans, net of allowance	$567,387	$425,835	$344,561	$232,925	$148,042

Loan Concentration

At December 31, 2006, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $804.2 million, or 94.7% of Centra’s funding sources at December 31, 2006.

Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2006, non-interest-bearing balances totaled $98.3 million compared to $63.6 million at December 31, 2005. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $705.9 million at December 31, 2006, compared to $420.9 million at December 31, 2005. Average interest-bearing liabilities were $596.3 million during 2006 compared to $399.8 million during 2005. Average non-interest-bearing liabilities totaled $86.4 million during 2006 compared to $61.6 million during 2005. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2006	2005	2004

Under 3 months	$45,661	$44,062	$36,703
3 to 12 months	82,243	32,469	15,691
Over 12 months	86,599	70,699	55,874

Total	$214,503	$147,230	$108,268

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2006, short-term borrowings totaled $25.4 million compared to $18.5 million in 2005.

Capital/Stockholders’ Equity

During the year ended December 31, 2006, stockholders’ equity increased approximately $23.1 million (or 68.1%) to $57.0 million. This increase resulted primarily from Centra’s $4.8 million net income for the year, $17.8 million from the offering of common stock, and a $403,000 change in accumulated other comprehensive income. Centra paid no cash dividends during 2006 or 2005. Centra declared a 10% stock dividend on common shares on November 20, 2006, with a record date of December 4, 2006, payable January 2, 2007.

At December 31, 2006, accumulated other comprehensive income totaled $410,000, an increase of $403,000 from December 31, 2005. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2006. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

In June 2006, Centra issued $10 million in trust preferred securities that qualify as Tier 2 capital for regulatory purposes. The securities bear a variable interest rate of 1.65% over the three-month LIBOR rate or 7.02% as of December 31, 2006. The proceeds of the offering, in conjunction with other sources of funding, were used to acquire Smithfield.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2005, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 10.28% at December 31, 2006, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 8.85% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2006, was 6.67% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1.0% shift in interest rates. Centra is in compliance with this policy as of December 31, 2006. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

	2006		2005
Immediate	Estimated Increase		Estimated Increase
Interest Rate Change	(Decrease) in Net		(Decrease) in Net
(in Basis Points)	Interest Income		Interest Income
	(Dollars in thousands)

300	$957	2.4%	$3,476	14.8%
200	710	1.8	2,320	9.9
100	407	1.0	1,167	5.0
-100	(530)	(1.3)	(972)	(4.1)

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

The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2006, cash provided by financing activities totaled $124.6 million, while outflows from investing activities totaled $92.8 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2006. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One	Three to
	One Year	to Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$58,018	$22	$—	$1,525	$59,565
Residential real estate	56,312	101	—	—	56,413
Revolving home equity lines	—	—	—	34,625	34,625
Standby letters of credit	25,750	449	—	—	26,199
Net commitments to sell mortgage loans	1,011	—	—	—	1,011

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The following table presents, as of December 31, 2006, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in
		One to	Three to
	One Year	Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)	$349,503	$—	$—	$—	$349,503
Consumer certificates of deposits(b)	261,280	149,021	44,384	—	454,685
Federal funds borrowed and security repurchase agreements(b)	25,366	—	—	—	25,366
Long-term debt(b)	2,940	2,940	34,709	21,470	62,059
Operating leases	1,170	720	709	4,964	7,563

(a)	Excludes interest

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2006. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Centra’s operating lease obligations represent short- and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. See further discussion in Note 5.

Centra also has obligations under its supplemental retirement agreements with key executive officers. The cost for these agreements are being accrued over the period of active service of the executives. See further discussion in Note 14.

Fourth Quarter

Centra’s fourth quarter net income was $1,564,000 in 2006 compared to $1,102,000 in the fourth quarter of 2005. This equated to basic earnings per share, on a quarterly basis, of $.38 in 2006 and $.36 in 2005. Diluted earnings per share for the fourth quarter of 2006 and 2005 was $.35 and $.33, respectively. Net interest income increased in each quarter during 2006 and was $8.2 million in the fourth quarter of 2006 compared to $5.1 million in 2005. Non-interest income decreased slightly in the fourth quarter and was $806,000 in the fourth quarter of 2006 compared to $831,000 in 2005. Centra incurred losses on the sale of available-for-sale securities of $40,000 in the fourth quarter of 2006 compared to $168,000 in the fourth quarter of 2006. Non-interest expense increased to $5.9 million for the fourth quarter of 2006 from $3.7 million in 2005. This increase was due to increased staffing and operational costs associated with the Smithfield acquisition. In addition, Centra recorded income tax expense of $907,000 in the fourth quarter of 2006 compared to $635,000 in the fourth quarter of 2005.

Future Outlook

The bank’s results of operations represent the continuation of the expansion phase of a typical de novo banking institution along with the completing of Centra’s first acquisition. Due to our ongoing branch openings and continued customer acceptance of our customer service commitment, Centra has become a strong competitor in the markets that it serves. The growth in 2006 resulted in a continuation of the profitability that was achieved in prior quarters. Centra will strive to continue penetrating its markets with an emphasis on customer service with the highest quality products and technology. Centra will continue to evaluate additional markets, such as the recently announced expansion in Hagerstown, Maryland, for growth opportunities.

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

Please refer to pages 34-35 in Item 7 of this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2006. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2006.

There were no significant changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006.

ITEM 9B.  OTHER INFORMATION

None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in Thousands, except Per Share Data)	2006	2005

Assets
Cash and cash equivalents	$18,353	$11,162
Interest-bearing deposits in other banks	3,211	1,634
Federal funds sold	37,908	10,633

Total cash and cash equivalents	59,472	23,429
Available-for-sale securities, at estimated fair value (amortized cost of $124,447 in 2006 and $49,736 in 2005)	125,130	49,748
Loans	693,520	463,496
Allowance for loan losses	(10,336)	(6,907)

Net loans	683,184	456,589
Premises and equipment	13,926	9,264
Loans held for sale	1,011	1,507
Goodwill and other intangible assets	17,712	—
Other assets	13,418	10,219

Total assets	$913,853	$550,756

Liabilities
Deposits:
Non-interest-bearing	$98,275	$63,627
Interest-bearing	705,913	420,905

Total deposits	804,188	484,532
Short-term borrowings	25,366	18,536
Long-term debt	20,000	10,000
Other liabilities	7,347	3,815

Total liabilities	856,901	516,883
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 4,197,140 and 2,817,309 issued and outstanding on December 31, 2006 and 2005, respectively	4,197	2,817
Additional paid-in capital	48,349	25,016
Accumulated earnings	3,996	6,033
Accumulated other comprehensive income	410	7

Total stockholders’ equity	56,952	33,873

Total liabilities and stockholders’ equity	$913,853	$550,756

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2006	2005	2004

Interest income:
Loans, including fees	$43,975	$28,064	$19,280
Loans held for sale	171	164	112
Securities available-for-sale	4,263	781	459
Interest-bearing bank balances	244	96	33
Federal funds sold	1,548	425	130

Total interest income	50,201	29,530	20,014
Interest expense:
Deposits	20,749	10,300	6,609
Short-term borrowings	1,098	423	116
Long-term debt	1,129	565	121

Total interest expense	22,976	11,288	6,846

Net interest income	27,225	18,242	13,168
Provision for credit losses	2,327	1,341	2,160

Net interest income after provision for credit losses	24,898	16,901	11,008
Other income:
Service charges on deposit accounts	1,241	903	865
Other service charges and fees	1,224	898	674
Secondary market income	808	1,002	815
Security losses	(40)	(247)	—
Other	365	332	143

Total other income	3,598	2,888	2,497
Other expense:
Salaries and employee benefits	10,015	6,247	4,759
Occupancy expense	1,840	1,379	969
Equipment expense	1,524	1,216	1,076
Advertising	1,031	855	553
Professional fees	420	391	403
Data processing	1,292	809	864
Other Outside Services	625	448	—
Other	3,988	2,120	1,726

Total other expense	20,735	13,465	10,350

Net income before income tax expense	7,761	6,324	3,155
Income tax expense	2,929	2,337	1,151

Net income	$4,832	$3,987	$2,004

Basic earnings per share	$1.33	$1.29	$.65
Diluted earnings per share	$1.22	$1.20	$.62
Basic weighted-average shares outstanding	3,631,888	3,090,611	3,088,532
Diluted weighted-average shares outstanding	3,957,668	3,313,688	3,241,926

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-In	(Deficit)	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2003	$2,320	$25,419	$42	$57	$27,838
Issuance of a 10% stock dividend	232	(234)	—	—	(2)
Comprehensive income:
Net income	—	—	2,004	—	2,004
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $63				(95)	(95)

Total comprehensive income					1,909

Balance, December 31, 2004	2,552	25,185	2,046	(38)	29,745
Issuance of a 10% stock dividend	256	(258)	—	—	(2)
Issuance of common stock	9	89	—	—	98
Comprehensive income:
Net income	—	—	3,987	—	3,987
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $128	—	—	—	193	193
Reclassification adjustment for losses included in net income, net of income taxes $98				(148)	(148)

Total comprehensive income					4,032

Balance, December 31, 2005	2,817	25,016	6,033	7	33,873
Issuance of a 10% stock dividend	381	6,488	(6,869)	—	—
Issuance of common stock	999	16,841	—	—	17,840
Payments for fractional shares		4	—	—	4
Comprehensive income:
Net income	—	—	4,832	—	4,832
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $284	—	—	—	427	427
Reclassification adjustment for losses included in net income, net of income taxes $16				(24)	(24)

Total comprehensive income					5,235

Balance, December 31, 2006	$4,197	$48,349	$3,996	$410	$56,952

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2006	2005	2004

Operating activities:
Net income	$4,832	$3,987	$2,004
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(488)	(27)	(11)
Amortization of premiums on securities	47	18	178
Loss on sale of securities	40	247	—
Provision for credit losses	2,327	1,341	2,160
Deferred income tax expense (benefit)	839	(535)	(816)
Depreciation	1,257	1,119	761
Loss (gain) on disposal of premises and equipment	3	(2)	101
Loans originated for sale	(60,916)	(69,543)	(57,354)
Proceeds from loans sold	62,207	70,255	57,589
Gain on sale of loans	(795)	(934)	(764)
(Decrease) increase in other liabilities	(5,008)	975	(477)
Decrease (increase) in other assets	463	(1,191)	(344)

Net cash provided by operating activities	4,808	5,710	3,027
Investing activities:
Purchases of premises and equipment	(4,581)	(3,319)	(2,630)
Retirement of premises and equipment	34	36	324
Purchases of life insurance	(173)	(1,873)	(118)
Purchases of available-for-sale securities	(44,642)	(46,426)	(28,087)
Sales and maturities of available-for-sale securities	134,375	19,901	27,271
Net cash paid for acquisition of Smithfield	(16,700)	—	—
Net increase in loans made to customers	(178,403)	(66,780)	(101,212)

Net cash used in investing activities	(110,090)	(98,461)	(104,452)
Financing activities:
Net increase in deposits	106,659	98,710	83,467
Net increase (decrease) in securities sold under agreement to repurchase	6,830	4,029	(2,446)
Proceeds of long-term debt issuance	10,000	—	10,000
Proceeds of stock offering	17,840	98	—
Payments for fractional shares	(4)	(2)	(2)

Net cash provided by financing activities	141,325	102,835	91,019

Increase (decrease) in cash and cash equivalents	36,043	10,084	(10,406)
Cash and cash equivalents — beginning of period	23,429	13,345	23,751

Cash and cash equivalents — end of period	$59,472	$23,429	$13,345

Supplemental cash flow information:
Interest paid	$11,288	$11,061	$6,693
Income taxes paid	$3,460	$3,069	$2,963

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

The following is a summary of significant accounting policies followed in the preparation of the financial statements:

Principles of Consolidation

The consolidated financial statements include the accounts of Centra Financial Holdings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

Interest income is recognized on an accrual basis. Loan origination fees and certain direct costs are deferred and amortized into interest income as an adjustment to the yield over the term of the loan. Other credit-related fees such as commitment fees, letter, and line of credit fees are recognized as fee income when earned.

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

Other Real Estate Owned

Other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $10,000 and $204,000 as of December 31, 2006 and 2005, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

Allowance for Credit Losses

Centra maintains an allowance for loan losses and an allowance for lending-related commitments such as unfunded loan commitments and letters of credit. The allowance for lending-related commitments is reported as a liability on the Consolidated Balance Sheets within other liabilities while the corresponding provision for these commitments is recorded as a component of the provision for credit losses. The combined allowances for loan losses and lending-related commitments are referred to as the allowance for credit losses.

Centra maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance, and other relevant factors. Determining the amount of the allowance for loan losses requires significant judgment and the use of material estimates by management, which is inherently subjective. Increases to the allowance for estimated credit losses are made by charges to the provision for credit losses. Loans that are determined uncollectible are charged against the allowance for loan losses, while recoveries of previously charged-off loans would be credited to the allowance for loan losses.

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

A key element of Centra’s methodology for determining the allowance for loan losses is Centra’s formal credit risk monitoring procedures, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the individual borrower’s ability to meet its contractual obligations. Upon detection of the borrower’s inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined. For the remaining loans, historical loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can ensure the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Loans Held for Sale

Loans held for sale are real estate loans that Centra originated with the intent to sell in the secondary market. The loans are carried at the lower of aggregate cost or estimated fair value.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Centra depreciates its building, leasehold improvements, and premises; and furniture, fixtures, and equipment over estimated useful lives ranging from 7 to 31 years and 3 to 10 years, respectively.

Advertising Expense

Advertising costs are expensed as incurred.

Income Taxes

Deferred income taxes (included in other assets) are provided for temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to reverse. Management believes that future taxable income will be sufficient to fully realize the deferred tax assets.

Stock-Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2004, the FASB revised SFAS 123, Accounting for Stock-Based Compensation, by issuing SFAS 123R, Share-Based Payment. SFAS 123R establishes new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Effective January 1, 2006, Centra adopted the provisions of SFAS 123R using the modified prospective method of transition. As a result of adopting Statement 123R, Centra began recognizing compensation expense over the period in which the related employee service is rendered, which generally is the vesting period. Accordingly, Centra recognized share-based compensation expense of $160,000 during 2006.

Prior to the adoption of SFAS 123R, Centra accounted for its stock option plans under APB No. 25, “Accounting for Stock Issued to Employees” whereby compensation expense for employee stock options was not recognized because the exercise price of Centra’s employee stock options equaled the market price of the underlying stock on the date of grant. Had compensation expense been determined using the fair-value method, pro forma net income and earnings per share for the years ended December 31, 2005 and 2004, would have been as follows:

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2005	2004

Net income as reported	$3,987	$2,004
Stock-based compensation using fair value method	(393)	(239)

Pro forma net income	$3,594	$1,765

Basic earnings per share as reported	$1.29	$.65
Diluted earnings per share as reported	$1.20	$.62
Pro forma basic earnings per share	$1.16	$.57
Pro forma diluted earnings per share	$1.08	$.54

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 325,780 shares in 2006 and 223,078 shares in 2005.

Stock Dividend

On November 20, 2006, Centra’s Board of Directors authorized a 10% stock dividend to shareholders of record on December 4, 2006. Average shares outstanding and per share amounts included in the consolidated financial statements have been adjusted to give effect to the stock dividend.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. Centra will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings. Based on management’s preliminary analysis, the adoption of FIN 48 is not expected to have a significant impact on Centra’s consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) published Statement No. 158 (SFAS 158), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires employers to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status. Historically, Centra did not sponsor a defined benefit plan; however, as a result of the acquisition of Smithfield State Bank as of August 25, 2006, Centra became the sponsor of the Smithfield State Bank Benefit Plan. As of December 31, 2006, Centra froze the plan and the fair value of the plan assets approximated the projected benefit obligation. Thus, the plan was fully funded and the adoption of this statement will have no affect on the consolidated financial statements.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effect for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. Centra does not expect that this standard will have a material affect on its financial statements.

In September 2006, the FASB also issued Statement No. 157 (SFAS 157), “Fair Value Measurements,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Centra does not expect that this standard will have a material impact on its consolidated financial statements.

In March 2006, the FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets.” SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for Centra on January 1, 2007, and is not expected to have a material impact on Centra’s consolidated financial statements.

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

Loans Held for Sale

The estimated fair value of loans held for sale is based upon the market price of similar loans which is not materially different than cost due to the short time duration between origination and sale.

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

Off-Balance Sheet Financial Instruments

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties’ credit standing. The estimated fair value of these commitments approximates their carrying value.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair values of Centra’s financial instruments are as follows:

	2006		2005
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$59,472	$59,472	$23,429	$23,429
Investment securities	125,130	125,130	49,748	49,748
Loans	693,520	795,812	463,496	511,666
Loans Held for Sale	1,011	1,011	1,507	1,507
Financial liabilities:
Deposits	804,188	802,741	484,532	471,751
Short-term borrowings	25,366	25,366	18,536	18,536
Long-term debt	20,000	20,000	10,000	10,000

Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

3.  Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2006:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$108,421	$466	$(68)	$108,819
Tax-exempt securities	5,152	90	(17)	5,225
Other securities	10,874	215	(3)	11,086

Total available-for-sale securities	$124,447	$771	$(88)	$125,130

At December 31, 2005:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$47,390	$—	$(163)	$47,227
Tax-exempt securities	1,099	—	(2)	1,097
Other securities	1,247	177	—	1,424

Total available-for-sale securities	$49,736	$177	$(165)	$49,748

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Maturity distribution of available-for-sale securities:

	Contractual Maturities
	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
(Dollars in Thousands)	Agencies	Securities	Securities

December 31, 2006
Within one year:
Amortized cost	$47,267	$1,069	$48,336
Fair value	$47,236	$1,071	$48,307
Yield	5.19%	5.53%	5.21%
1 to 5 years:
Amortized cost	$61,154	$8,743	$69,892
Fair value	$61,583	$8,822	$70,405
Yield	5.32%	5.19%	5.30%
5 to 10 years:
Amortized cost	$—	$5,256	$5,256
Fair value	$—	$5,325	$5,325
Yield	—%	4.45%	4.45%
Over 10 years:
Amortized cost	$—	$963	$963
Fair value	$—	$1,093	$1,093
Yield	—%	3.32%	3.32%
Total amortized cost	$108,421	$16,026	$124,447
Total fair value	$108,819	$16,311	$125,130
Total yield	5.26%	4.87%	5.21%

At December 31, 2006, investment securities having a carrying value of $40,035,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2006 and 2005. Twenty-one and fourteen securities are in an unrealized loss position at December 31, 2006 and 2005, respectively. The Company has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, the Company believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2006:
U.S. government and agency securities	$46,570	$(25)	$16,454	$(43)	$63,024	$(68)
Tax-exempt securities	164	(1)	819	(16)	983	(17)
Other securities	303	(3)	—	—	303	(3)

Total loans	$47,037	$(29)	$17,273	$(59)	$64,310	$(88)

At December 31, 2005:
U.S. government and agency securities	$20,300	$(90)	$3,927	$(73)	$24,227	$(163)
Tax-exempt securities	377	(2)	—	—	377	(2)
Other securities	—	—	—	—	—	—

Total loans	$20,677	$(92)	$3,927	$(73)	$24,604	$(165)

4.  Loans and Allowance for Loan Losses

The following is a detail of total loans outstanding as of December 31:

(Dollars in Thousands)	2006	2005

Commercial	$98,878	$63,887
Real estate, commercial	350,007	241,384
Real estate, mortgage	179,248	115,683
Consumer	65,387	42,542

Total loans	$693,520	$463,496

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2006	2005	2004

Balance, January 1	$6,907	$5,764	$3,827
Provision	1,830	1,301	2,160
Balance acquired through acquisition	2,671	—	—
Charge-offs	1,272	304	227
Recoveries	200	146	4

Net charge-offs	1,072	158	223

Balance, December 31	$10,336	$6,907	$5,764

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements. Activity in the allowance for loan losses on lending related commitments follows:

(Dollars in Thousands)	2006	2005	2004

Balance, January 1	$670	$630	$535
Provision	497	40	95

Balance, December 31	$1,167	$670	$630

The recorded investment in loans that are considered to be impaired at December 31, 2006 and 2005 was $1,358,000 and $72,000, respectively. Average impaired loans outstanding for the years ended December 31, 2006, 2005, and 2004 was $579,000, $273,000, and $193,000, respectively. There is no associated allowance with the impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans, if they were current under their original terms, and the cash basis income recognized in 2006 and 2005 was not material to the financial statements.

Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia and south western Pennsylvania, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2006, was $10.5 million.

In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. All related-party loans were current as of December 31, 2006. The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in Thousands)	2006	2005

Balance, January 1	$19,380	$18,357
New loans	25,217	8,650
Repayments	(9,425)	(7,627)

Balance, December 31	$35,172	$19,380

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

5.  Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2006	2005

Land	$5,285	$2,832
Building and premises	5,954	3,756
Leasehold improvements	774	774
Furniture, fixtures, and equipment	8,983	5,148

	20,996	12,510
Accumulated depreciation	(7,070)	(3,246)

Net book value	$13,926	$9,264

Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2006:

Operating
(Dollars in Thousands)	Leases

Year Ending December 31:
2007	$1,170
2008	720
2009	709
2010	689
2011	502
Thereafter	3,773

Total minimum lease payments	$7,563

Rent expense was $985,000 in 2006, $764,000 in 2005, and $686,000 in 2004.

Centra leases its main banking facility from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $593,000 in 2006, $330,000 in 2005, and $346,000 in 2004.

6.  Deposits

Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $89,057,000 in the first 3 months, $172,223,000 in months 4 through 12, and $192,972,000 over 12 months.

Deposits from related parties approximated $20.4 million at December 31, 2006, and $15.9 million at December 31, 2005.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

7.  Short-Term Borrowings

Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

(Dollars in Thousands)	2006	2005	2004

Ending balance	$25,366	$18,536	$14,507
Average balance	24,003	16,164	15,217
Highest month-end balance	40,509	24,477	16,493
Interest expense	1,103	423	116
Weighted-average interest rate:
End of year	4.48%	3.44%	1.60%
During the year	4.57%	2.62%	0.77%

Centra has a maximum borrowing capacity of $163 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit. Centra also has $15 million available from Bankers Bank via a reverse repurchase agreement.

8.  Long-Term Debt

Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. The Debentures are included in long-term debt and the investment in the trust is included in other assets in the Consolidated Balance Sheets. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.

In June 2006 and December 2004, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 2.29% and 1.65%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.

Centra has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. The securities mature in 30 years from the date of issuance. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes. The banking regulatory agencies have not issued any guidance, which would change the regulatory capital treatment for the Trust Preferred Securities based on the adoption of FASB interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.”

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2006		2005
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Centra Financial Statutory Trust I	$10,000	7.66%	$10,000	5.65%
Centra Financial Statutory Trust II	$10,000	7.02%	—	—

Interest paid on long-term borrowings approximated $1,129,000 in 2006 and $565,000 in 2005.

9.  Income Taxes

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2006	2005	2004

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	3.2	4.0	4.3
Other	0.5	(1.0)	(1.8)

Effective income tax rate	37.7%	37.0%	36.5%

Significant components of the provision for income taxes are as follows:

(Dollars in Thousands)	2006	2005	2004

Federal:
Current	$3,160	$2,408	$1,656
Deferred	(605)	(455)	(708)
State	374	384	203

Income tax expense	$2,929	$2,337	$1,151

The following is a summary of deferred tax assets (liabilities) as of December 31:

(Dollars in Thousands)	2006	2005

Deferred tax assets:
Allowance for loan losses	$4,012	$2,974
Supplemental retirement plan	259	207
Deferred net loan origination fees	206	88
Other	105	—

Deferred tax assets	4,582	3,269
Deferred tax liabilities:
Premises and equipment	442	413
Available-for-sale securities	274	5
Accretion on available-for-sale securities	187	11
Purchase Accounting	34	—

Deferred tax liabilities	937	429

Net deferred tax assets	$3,645	$2,840

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

Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of Centra’s customers. The total amount of loan commitments outstanding at December 31, 2006, is $145,503,000. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $27,567,000 of standby letters of credit at December 31, 2006. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2006, Centra has recorded $1,167,000 as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.

Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2006, Centra had $3,615,000 of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.

11.  Other Expenses

The following items of other expense exceed one percent of total revenue for the period indicated:

(Dollars in Thousands)	2006	2005	2004

Stationery and supplies	$465	$307	$203
Outside services	625	448	303
Taxes not on income	539	359	308

12.  Regulatory Matters

The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2007, Centra has $11,828,000 available for dividends.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2006.

As of December 31, 2006, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category. Centra’s actual capital amounts and ratios are presented in the following table.

					Well-Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy		Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2006
Total capital(1)	$68,665	10.3%	$53,436	8%	$66,795	10%
Tier 1(2)	59,119	8.9	26,720	4	40,081	6
Tier 1(3)	59,119	6.7	35,454	4	44,317	5
As of December 31, 2005
Total capital(1)	$49,212	11.6%	$33,998	8%	$42,497	10%
Tier 1(2)	33,866	10.8	12,497	4	18,745	6
Tier 1(3)	33,866	8.8	15,429	4	19,286	5

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

13.  Federal Reserve Requirements

The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $1,032,000 for the year ended December 31, 2006.

14.  Employee Benefit Plans

The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2006, 2005, and 2004. Centra’s total expense associated with the Plan approximated $209,000 in 2006, $165,000 in 2005, and $124,000 in 2004.

Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $648,000 and $518,000 at December 31, 2006 and 2005, respectively, and is included in other liabilities in the Consolidated Balance Sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

ended December 31, 2006, 2005 and 2004, the increase in cash surrender value on the policies of $165,000 in 2006, $165,000 in 2005, and $121,000 in 2004, exceeded the cost of the supplemental retirement plan by $36,000, -0-, and $23,000, respectively.

On December 31, 2006, Centra froze the Smithfield State Bank Defined Benefit Pension plan and notified its participants that it would be terminated January 31, 2007. Benefits continued to accrue through December 31, 2006 and all participants as of December 31, 2006 became 100% vested. Participants will receive a lump-sum payment from the Smithfield State Bank Defined Benefit Pension plan and distributions will roll over into the Centra 401(k)Plan. As of December 31, 2006, plan assets were sufficient to fund accrued benefit obligations.

15.  Stock Options

Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement 123R”) was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation” (Statement 123), and supersedes Accounting Principles Board (APB)Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed proforma net income under the preferable fair-value-based method. Centra has historically accounted for its stock options under APB 25 and adopted the provisions of Statement 123R on January 1, 2006, as required.

Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 1,650,000 shares of common stock. Centra believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms.

Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Accordingly, results for prior periods have not been restated. As a result of adopting Statement 123R, Centra began recognizing compensation expense for unvested stock option awards over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $160,000 was recognized for the year ended December 31, 2006.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity under the Plan as of December 31, 2006, and the changes during the year ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
Outstanding Shares	Shares	Exercise Price	Term — Years	Intrinsic Value

Outstanding at beginning of period	1,011,700	$9.57
Granted	30,250	$16.36
Exercised	—	—
Forfeited	2,662	7.51

Outstanding at end of period	1,039,288	$9.77	5.42	$7,046,373

Exercisable at end of period	893,403	$9.31	4.82	$5,530,165

The weighted average estimated fair value of options granted was $4.92 and $3.25 in 2006 and 2005, respectively. No options were granted in 2004. The total intrinsic value of stock options exercised was $22,000 in 2005. There were no stock options exercised during 2006 or 2004.

The estimated fair value calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2006	2005

Risk-free interest rate	5.02%	3.43%
Dividend Yield (*)
Volatility factor of the market price (*)
Weighted average expected life of options	7 years	7 years

(*)	No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than options granted by Centra, such as no vesting or transfer restrictions. The model requires the input of highly subjective assumptions, which can materially affect the fair value estimate. The expected life assumption was based solely on historical data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options

As of December 31, 2006, there was $304,000 of total unrecognized compensation cost related to non-vested share based compensation arrangements granted under the plan. That cost is expected to be recognized over a period of three years. The total fair value of shares vested during 2006 was $956,000.

16.  Acquisition

On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006, whereby Centra would pay the remaining Smithfield shareholders $40 per share subject to regulatory approval. On July 24, 2006, Smithfield had a meeting of its shareholders and the agreement and plan of merger was approved by the required majority of shareholders. Regulatory approval to complete the merger was received on August 25, 2006.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The acquisition of Smithfield allows Centra to expand its product offerings and delivery channels into the Fayette County market. Under the terms of the merger, each share of Smithfield stock was exchanged for $40 cash. The total cost of the transaction was $28.5 million. Centra used the proceeds of an $18 million public stock offering and an additional $10.0 million in Trust Preferred Securities to finance the acquisition. In addition, Centra received $1.6 million in dividends from Centra Bank to complete the Smithfield acquisition. The assets and liabilities of Smithfield have been separately recorded on the balance sheet at their estimated fair values and the full results of Smithfield’s operations subsequent to the acquisition have been included in the Consolidated Statements of Income.

Prior to the completion of the acquisition on August 25, 2006, Centra had entered into Stock Purchase Agreements to acquire shares of common stock of Smithfield from various individual stockholders at a price of $40 per share and began acquiring such shares in April 2006. The individual stock purchase agreements were subject to a variety of conditions, including receipt of all regulatory approvals and allowed for Centra to acquire approximately 80.87% of the outstanding shares of Smithfield for an estimated cost of $23.3 million prior to the completion of the acquisition on August 25, 2006. Centra initially accounted for its investment in Smithfield under the equity method of accounting and then consolidated Smithfield once its ownership of the outstanding stock exceeded 50%.

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

Centra incurred $1.8 million in direct costs associated with the merger. Included in the direct merger costs were $.4 million of involuntary employee termination costs, $.3 million of legal, accounting advisory, and conversion costs, and $1.1 million of contract termination penalties.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following table shows the estimated excess purchase price over carrying value of net assets acquired, purchase price allocations, and resulting goodwill for the Smithfield acquisition:

(Dollars in thousands)	Smithfield

Purchase price	$28,510
Carrying value of net assets acquired	16,463

Excess of purchase price over carrying value of net assets acquired	12,047
Purchase accounting adjustments:
Securities	441
Portfolio loans	(819)
Premises and equipment	(67)
Deposits	2,224
Severance and exit costs	1,819
Other liabilities	193
Deferred taxes	1,874

Total purchase accounting adjustments	5,665
Core deposit intangibles	(6,024)

Goodwill	$11,688

The following table summarizes the estimated fair value of the net assets acquired related to this acquisition:

(Dollars in thousands)

Assets:
Cash and cash equivalents	$8,603
Securities	163,160
Loans, net of allowance for loan losses	51,113
Premises and equipment	1,375
Goodwill and other intangibles	17,712
Other assets	4,884

Total assets	246,847
Liabilities:
Deposits	212,997
Other liabilities	5,340

Total liabilities	218,337

Fair value of net assets acquired	$28,510

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following unaudited proforma consolidated financial information presents the combined results of operations of Centra and Smithfield as if the acquisitions of both had occurred as of the beginning of 2006, 2005, and 2004 respectively.

	Year Ended December 31
(Dollars in thousands)	2006	2005	2004

Net interest income	$26,626	$23,956	$21,678
Provision for credit losses	2,322	1,426	2,640

Net interest income after provision for credit losses	24,304	22,530	19,038
Noninterest income	3,781	3,742	1,397
Noninterest expense	20,193	19,099	15,353

Income before income tax expense	7,892	7,173	5,082
Income tax expense	2,903	2,457	1,701

Net income	$4,989	$4,716	$3,381

Net income per share:
Basic	$1.37	$1.53	$1.09
Diluted	$1.26	$1.42	$1.04
Average common shares outstanding:
Basic	3,631,888	3,090,611	3,088,532
Diluted	3,957,668	3,313,688	3,241,926

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

17.  Parent Company Only Financial Information

Condensed Balance Sheet

	December 31
(Dollars in Thousands)	2006	2005

Assets:
Cash and cash equivalents	$1,140	$35
Available-for-sale securities, at estimated fair value (amortized cost of $616 in 2006 and $640 in 2005)	741	817
Investment in second tier bank holding companies	75,266	42,992

Total assets	$77,147	$43,844

Liabilities:
Long-term debt	$20,000	$10,000
Other liabilities	195	(29)

Total liabilities	20,195	9,971
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 4,197,140 and 2,817,309 issued and outstanding on December 31, 2006 and 2005, respectively	4,197	2,817
Additional paid-in capital	48,349	25,016
Accumulated earnings	3,996	6,033
Accumulated other comprehensive income	410	7

Total stockholders’ equity	56,952	33,873

Total liabilities and stockholders’ equity	$77,147	$43,844

Consolidated Statement of Income

	Year Ended December 31
(Dollars in Thousands)	2006	2005	2004

Income — dividends from bank subsidiary	$1,848	$500	$550
— interest and dividends	17	9	5
Total expense	1,157	567	124

Income (loss) before federal income tax and equity in undistributed earnings of subsidiaries	708	(58)	431
Applicable income tax benefit	(660)	(225)	(42)
Equity in undistributed income of subsidiaries	3,464	3,820	1,531

Net income	$4,832	$3,987	$2,004

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Statement of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2006	2005	2004

Operating activities:
Net income	$4,832	$3,987	$2,004
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in accrued expenses	(283)	(89)	(24)
Equity in undistributed income of subsidiaries	(3,464)	(3,820)	(1,531)

Net cash provided by operations	1,085	78	449
Investing activities:
Net cash paid for acquisition	(16,700)	—	—
Net proceeds from sales (purchases) of available-for-sale securities	24	(564)	(47)

Net cash used in investing activities	(16,676)	(564)	(47)
Financing activities:
Proceeds of long-term debt issuance	10,000	—	10,000
Proceeds of stock offering	17,840	98	—
Payments for fractional shares	(4)	(2)	(2)
Investment in subsidiaries	(11,140)	—	(10,000)

Net cash provided by (used in) financing activities	16,696	96	(2)

Net change in cash	1,105	(390)	400
Cash and cash equivalents at beginning of year	35	425	25

Cash and cash equivalents at end of year	$1,140	$35	$425

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

18.  Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2006 and 2005 follows:

	First	Second	Third	Fourth
(Dollars in Thousands, except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2006:
Interest income	$9,298	$10,421	$14,898	$15,584
Interest expense	4,035	4,711	6,826	7,404
Net interest income	5,263	5,710	8,072	8,180
Provision for credit losses	469	739	234	885
Other income	764	628	1,143	1,103
Loss on sale of securities	—	—	—	(40)
Other expenses	4,082	4,112	6,654	5,887
Income tax expense	544	546	932	907
Net income	932	941	1,395	1,564
Basic earnings per share	$0.30	$0.30	$0.34	$0.38
Diluted earnings per share	$0.28	$0.27	$0.32	$0.35
Basic weighted average shares outstanding	3,099,040	3,178,866	4,060,107	4,172,567
Diluted weighted average shares outstanding	3,343,632	3,532,884	4,412,032	4,525,152
2005:
Interest income	$6,242	$6,964	$7,620	$8,704
Interest expense	2,183	2,551	2,952	3,602
Net interest income	4,059	4,413	4,668	5,102
Provision for credit losses	437	447	117	340
Other income	639	749	916	831
Loss on sale of securities	—	—	(79)	(168)
Other expenses	2,936	3,135	3,706	3,688
Income tax expense	489	591	622	635
Net income	836	989	1,060	1,102
Basic earnings per share	$0.27	$0.32	$0.34	$0.36
Diluted earnings per share	$0.26	$0.30	$0.32	$0.33
Basic weighted average shares outstanding	3,088,532	3,089,301	3,090,529	3,094,021
Diluted weighted average shares outstanding	3,251,320	3,326,151	3,337,278	3,339,948

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Centra Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Centra changed its method for the recognition of stock-based compensation expense in accordance with Financial Accounting Standards Board Statement 123(R), “Share Based Payments.”

Cleveland, Ohio
March 26, 2007

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 4 through 6 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference. Other Executive Officers are Douglas J. Leech (52), Chairman, President Centra Financial Holdings, Inc., President Centra Bank, Inc. former president Huntington National Bank, West Virginia, Henry M. Kayes, Jr. (39), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (“BB&T”); Kevin D. Lemley (52), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; E. Richard Hilleary (58), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Karla J. Strosnider (44) Senior Vice President — Operations, former Assistant Vice President, Operations, One Valley Bank — Charleston; Timothy P. Saab (49), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; and John T. Fahey (45) Vice President and Marketing Director, former Marketing Director Huntington National Bank, West Virginia.

All the above noted officers with the exception of Mr. Kayes all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra and other information required by this Item 10, see “Management and Directors” beginning on page 2 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference.

The Company has adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, and other executive officers and shall be deemed to be incorporated by reference. The Company will provide to any persons without charge, upon request, a copy of the Code of Ethics if such person makes a request to Timothy P. Saab at 990 Elmer Prince Drive, Morgantown, WV 26505.

ITEM 11.  EXECUTIVE COMPENSATION

See “Executive Compensation” on pages 8 through 20 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2007, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Ownership of Securities by Directors and Executive Officers” on page 20 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007 which section is expressly incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Transactions with Directors and Officers and Their Respective Associates” on page 8 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007 which section is expressly incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Independent Registered Public Accounting Firm” on page 21 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	64
Consolidated Balance Sheets as of December 31, 2006 and 2005	38
Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004	39
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005, and 2004	40
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	41
Notes to the Consolidated Financial Statements	42
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 17 of the Notes to the Consolidated Financial Statements)	61

(a) (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 69. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 69.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.

By:	/s/ Douglas J. Leech
Douglas J. Leech,
President and Chief Executive Officer

Date: March 14, 2007

By:	/s/ Kevin D. Lemley
Kevin D. Lemley,
SVP-CFO Principal Financial and
Accounting Officer

Date: March 14, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 14, 2007

/s/ James W. Dailey II James W. Dailey II	Director	March 14, 2007

/s/ Arthur Gabriel Arthur Gabriel	Director	March 14, 2007

/s/ Robert A. Mcmillan Robert A. McMillan	Director	March 14, 2007

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 14, 2007

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 14, 2007

/s/ Milan Puskar Milan Puskar	Director	March 14, 2007

Signatures	Title	Date

/s/ Paul T. Swanson Paul T. Swanson	Director	March 14, 2007

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 14, 2007

/s/ C. Christopher Cluss C. Christopher Cluss	Director	March 14, 2007

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2006

EXHIBIT INDEX

Exhibit
Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2	Bylaws	Filed herewith.
4.1	Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1	Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2	Employment Agreement of Douglas J. Leech dated March 16, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.3	Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.4	Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5	Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6	Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.7	Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.8	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.9	Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.10	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.11	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-KSB for the year ended December 31, 2003, and incorporated by reference herein.
10.12	Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.13	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.14	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.15	Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.16	Employment and Change-of-Control Agreement with Karla J. Strosnider	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

Exhibit
Number		Description	Exhibit Location

10.17		Employment and Change-of-Control Agreement with John T. Fahey	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.18		Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16,2006, and incorporated by reference herein.
10.19		Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.20		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.21		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.22		Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Filed herewith.
10	.22a	Life Insurance Method Split Dollar Plan Agreement	Filed herewith.
10	.22b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Filed herewith.
10.23		Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Filed herewith.
10.24		Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Filed herewith.
10.25		Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Filed herewith.
10.26		Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Filed herewith.
10.27		Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Filed herewith.
12		Statement Re: Computation of Ratios	Filed herewith.
14		Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21		Subsidiaries of Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1		Proxy Statement for the 2007 Annual Meeting	To be filed.
99.2		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on Page 49 herein.