Form 10-Q
period 2007-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2007-05-15
CIK 1099932

United States Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2007
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
     As of April 30, 2007, the number of shares outstanding of the registrant’s only class of common stock was 4,224,456.

Centra Financial Holdings, Inc.
Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 2-7 of this report.
Consolidated Balance Sheets at March 31, 2007 and December 31, 2006
Consolidated Statements of Income for the Three Months ended March 31, 2007 and March 31, 2006
Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2007 and March 31, 2006
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2007 and March 31, 2006
Notes to Consolidated Financial Statements

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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 7-20 of this report.

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
Item 6. Exhibits and Reports on Form 8-K

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31	December 31
	2007	2006
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$16,999	$18,353
Interest-bearing deposits in other banks	1,174	3,211
Federal funds sold	19,287	37,908

Total cash and cash equivalents	37,460	59,472

Available-for-sale securities, at fair value (amortized cost of $116,094 at March 31, 2007 and $124,447 at December 31, 2006)	116,792	125,130

Loans, net of unearned income	732,427	693,520
Allowance for loan losses	(10,680)	(10,336)

Net loans	721,747	683,184

Premises and equipment, net	15,962	13,926
Loans held for sale	3,404	1,011
Goodwill and Other Intangible Assets	17,157	17,712
Other assets	13,712	13,418

Total assets	$926,234	$913,853

Liabilities
Deposits Non-interest bearing	$105,782	$98,275
Interest bearing	716,582	705,913

Total deposits	822,364	804,188

Short-term borrowings	16,901	25,366
Long-term debt	20,000	20,000
Other liabilities	8,381	7,347

Total liabilities	867,646	856,901

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 4,224,456 and 4,197,140 issued and outstanding on March 31, 2007 and December 31, 2006, respectively	4,224	4,197
Additional paid-in capital	48,566	48,349
Accumulated earnings	5,379	3,996
Accumulated other comprehensive gain	419	410

Total stockholders’ equity	58,588	56,952

Total liabilities and stockholders’ equity	$926,234	$913,853

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2007	2006

Interest income
Loans, including fees	$13,835	$8,607
Loans held for sale	25	27
Securities available-for-sale	1,474	562
Interest-bearing bank balances	43	33
Federal funds sold	438	69

Total interest income	15,815	9,298

Interest expense
Deposits	7,063	3,672
Short-term borrowings	210	187
Long-term debt	367	176

Total interest expense	7,640	4,035

Net interest income	8,175	5,263

Provision for credit losses	500	469

Net interest income after provision for credit losses	7,675	4,794

Other income
Service charges on deposit accounts	368	229
Other service charges and fees	409	246
Secondary market income	181	163
Other	161	126

Total other income	1,119	764

Other expense
Salary and employee benefits	3,179	2,082
Occupancy expense	455	387
Equipment expense	418	343
Advertising	529	211
Professional fees	108	75
Data processing	427	249
Other outside services	235	110
Other	1,162	625

Total other expense	6,513	4,082

Net income before income tax	2,281	1,476

Income tax expense	898	544

Net income	$1,383	$932

Basic earnings per share	$.33	$.30
Diluted earnings per share	$.31	$.28
Basic weighted-average shares outstanding	4,198,658	3,099,040
Diluted weighted-average shares outstanding	4,512,789	3,343,632

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2007 and 2006
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Comprehensive income:
Net income	—	—	932	—	932
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $65	—	—	—	(97)	(97)

Total comprehensive income					835

Balance, March 31, 2006	$2,817	$25,016	$6,965	$(90)	$34,708

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of Common Stock under stock-based compensation plan	27	217	—	—	244
Comprehensive income:
Net income	—	—	1,383	—	1,383
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $6	—	—	—	9	9

Total comprehensive income					1,392

Balance, March 31, 2007	$4,224	$48,566	$5,379	$419	$58,588

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Three Months Ended
	March 31
	2007	2006

Operating activities
Net income	$1,383	$932
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(319)	(45)
Amortization of premiums on securities	23	6
Amortization of purchase accounting adjustments	493	—
Provision for loan losses	500	469
Deferred income tax (benefit) expense	(164)	290
Depreciation	332	309
Loans originated for sale	(14,766)	(26,675)
Proceeds of loans sold	12,554	24,904
Gain on sale of loans	(181)	(163)
Increase in other liabilities	1,112	810
Loss on the disposal of fixed assets	(4)	—
Increase (decrease) in other assets	197	(938)

Net cash provided by (used in) operating activities	1,160	(101)

Investing activities
Purchases of life insurance	(40)	(52)
Purchases of premises and equipment	(2,363)	(724)
Purchases of available-for-sale securities	(14,967)	(331)
Maturities of available-for-sale securities	23,615	—
Net increase in loans made to customers	(39,076)	(31,783)

Net cash used in investing activities	(32,831)	(32,890)

Financing activities
Net increase in deposits	17,880	21,077
Proceeds from Stock Offering under stock-based compensation plan	244	—
Net (decrease) increase in securities sold under agreement to repurchase	(8,465)	2,053

Net cash provided by financing activities	9,659	23,130

Decrease in cash and cash equivalents	(22,012)	(9,861)

Cash and cash equivalents — beginning of period	59,472	23,429

Cash and cash equivalents — end of period	$37,460	$13,568

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements
Note A – Organization
Centra Bank, Inc. (Centra Bank or the Company) is a full service commercial bank that was chartered on September 27, 1999, under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999, for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank.
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2006, Form 10-K filed with the Securities and Exchange Commission.
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
The cost to acquire Smithfield has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon preliminary estimated fair values. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was assigned to goodwill. In connection with the preliminary purchase price allocation, Centra also assigned approximately $6.0 million to intangible assets solely related to deposit based intangibles, which will be amortized over the estimated remaining life of approximately eight years on a straight line basis. As of March 31, 2007, the core deposit intangible balance was $5.5 million. Goodwill arising from the transaction is not subject to amortization and is not deductible for tax purposes, but will be evaluated annually for possible impairment.

Centra incurred $1.8 million in direct costs associated with the merger. Included in the direct merger costs were $.4 million of involuntary employee termination costs, $.3 million of legal, accounting advisory, and conversion costs, and $1.1 million of contract termination penalties.
Note D – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2007 and 2006, stock options to purchase 1,134,050 and 1,011,701 shares at an average price of $10.54 and $9.58, respectively, were outstanding. For the three months ended March 31, 2007 and 2006, the dilutive effect of stock options was 314,131 and 244,591 shares, respectively.
Note E – Recent Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 (SFAS 157), Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands the disclosure requirements regarding fair value measurements. The rule does not introduce new requirements mandating the use of fair value. The statement defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The definition is based on an exit price rather than an entry price, regardless of whether the entity plans to hold or sell the asset. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Centra is currently evaluating the requirements of SFAS 157, and has not yet determined the impact on its financial statements.
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Centra is currently evaluating the potential impact of this statement.
Centra adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. In connection with the adoption, Centra elects to continue its existing accounting policy of classifying penalties and interest as income tax expense.
The adoption of FIN 48 had no material impact on Centra’s financial statements taken as a whole and no cumulative effect adjustments relating to the adoption were required. The amount of Centra’s uncertain income tax positions and accrued interest was immaterial at both March 31, 2007 and January 1, 2007. Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006. Centra’s state income tax returns are currently open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At March 31, 2007 and 2006 or for the Three Months Ended March 31, 2007 and 2006:

	Three Months Ended
	March 31
	2007	2006

Net income to:
Average assets	.61%	.67%
Average stockholders’ equity	9.70	10.94
Net interest margin	3.91	4.02

Average stockholders’ equity to average assets	6.30	6.11
Total loans to total deposits (end of period)	89.06	97.93
Allowance for loan losses to total loans (end of period)	1.46	1.47
Efficiency ratio	67.95	67.73
Capital ratios:
Tier 1 capital ratio	6.59	8.58
Risk-based capital ratio	8.42	10.04
Leverage ratio	9.68	6.82
Cash dividends as a percentage of net income	N/A	N/A
Per share data:
Book value per share (end of period)	$13.87	$12.32
Market value per share (end of period)*	16.36	13.43
Basic earnings per share	.33	.30
Diluted earnings per share	.31	.28

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2006 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2006 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Results of Operations
Overview of the Statement of Income
For the quarter ended March 31, 2007, Centra earned $1,383,000 compared to $932,000 in the first quarter of 2006. These earnings equated to a return on average assets of .61% and .67% respectively and a return on average equity of 9.70% and 10.94% respectively. This overall increase in net income is due to growth resulting from the Smithfield acquisition along with core growth in the Morgantown and Martinsburg markets.
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
Net interest income increased to $8.2 million in the first quarter of 2007 from $5.3 million in the first quarter of 2006. This increase was primarily due to growth in interest earning assets despite an eleven basis point decline in net interest margin from the first quarter of 2006 to the same period in 2007.
Centra’s interest-earning assets and liabilities increased significantly during the first quarter of 2007 compared to 2006. The most significant areas of change were net loans, which increased to an average balance of $705.1 million for the quarter ended March 31, 2007 from $473.5 million for the quarter ended March 31, 2006 and interest-bearing liabilities which grew to an average of $745.9 million from $459.2 for the respective periods. These trends reflect both the continued growth of Centra and the result of the Smithfield acquisition.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarter ended March 31, 2007 and 2006 was 3.91% and 4.02% respectively. Centra has experienced a decline in the margin similar to other financial institutions while operating in a challenging interest rate environment. While the yield on interest earning assets has increased 45 basis points from 7.09% for the quarter ended March 31, 2006 to 7.54% for the quarter ended March 31, 2007, the yield on interest bearing liabilities has increased 58 basis points from 3.57% to 4.15% during the same period.

Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006

		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,232	43	14.16%	$1,780	$33	7.49%
Federal funds sold	32,335	439	5.50	6,314	69	4.45
Loans held for sale	1,541	25	6.65	1,977	27	5.56
Investments:
Taxable	108,553	1,421	5.31	48,745	552	4.53
Tax exempt	5,039	80	6.43	1,099	17	6.16
Loans:
Commercial	466,259	9,446	8.22	317,182	5,875	7.51
Tax exempt	4,312	97	9.17	2,307	43	7.66
Consumer	71,738	1,347	7.62	45,284	833	7.46
Real estate	173,258	2,979	6.97	115,874	1,871	6.46
Allowance for loan losses	(10,448)	—	—	(7,138)	—	—

Net loans	705,119	13,869	7.98	473,509	8,622	7.38

Total earning assets	853,819	15,877	7.54	533,424	9,320	7.09
Cash and due from banks	17,402			11,683
Other assets	46,236			19,968

Total assets	$917,457			$565,075

Liabilities
Deposits:
Non-interest bearing demand	$105,566	$—		$67,223	$—

NOW	99,166	1,074	4.39	66,664	519	3.16
Money market checking	105,615	826	3.17	64,583	384	2.41
Savings	36,469	112	1.24	16,332	37	0.92
IRAs	38,313	421	4.46	16,029	159	4.03
CDs	428,047	4,629	4.39	266,364	2,573	3.92
Short-term borrowings	18,298	210	4.65	19,186	187	3.96
Long-term borrowings	20,000	367	7.44	10,000	177	7.16

Total interest-bearing liabilities	745,908	7,639	4.15	459,158	4,036	3.57

Other liabilities	8,140			4,155

Total liabilities	859,614			530,536
Stockholders’ equity
Common stock	4,199			2,817
Paid-in capital	48,361			25,016
Accumulated earnings	4,956			6,744
Unrealized gains (losses)	327			(38)

Total stockholders’ equity	57,843			34,539

Total liabilities and stockholders’ equity	$917,457			$565,075

Net interest spread			3.39			3.52
Impact of non-interest bearing funds on margin			.52			.50

Net interest income-margin		$8,238	3.91%		$5,284	4.02%

Allowance and Provision for Credit Losses
Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. The allowance for credit losses was $10,680,000, $10,336,000 and $7,256,000 as of March 31, 2007, December 31, 2006, and March 31, 2006, respectively. The increase in the allowance for loan losses at March 31, 2007 compared to March 31, 2006 was due to a continued increase in the loan portfolio and the Smithfield acquisition. The provision for credit losses for the quarters ended March 31, 2007 and 2006 was $500,000 and $469,000, respectively.
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
The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(Dollars in thousands)	2007	2006

Allowance for loan losses
Balance, beginning of period	$10,336	$6,907

Loan charge-offs	(63)	(1)
Loan recoveries	61	5

Net charge-offs (recoveries)	2	(4)
Loan loss provision	346	345

Balance, end of period	$10,680	$7,256

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in thousands)	2007	2006

Non-accrual loans:
Commercial	$1,142	—
Real Estate	295	—
Consumer	201	214

Total non-accrual loans	1,638	214
Renegotiated loans	—	—

Total non-performing loans	1,638	214
Other real estate, net	10	205

Total non-performing assets	$1,648	$419

Accruing loans past due 30 days or more	$2,239	$202
Non-performing loans as a % of total loans	.22%	.04%
Allowance for loan losses as a % of non-performing loans	652%	1,761%
Allowance for credit losses as a % of total loans	1.46%	1.47%
Nonaccrual loans have increased from the prior period predominately due to a single commercial relationship that was placed on nonaccrual status during the fourth quarter of 2006.
Centra maintains a Reserve for Credit Losses related to unused off balance sheet commitments. This is classified within the other liabilities portion of the balance sheet. Activity in this reserve account is as follows:

	March 31
(Dollars in thousands)	2007	2006

Balance, beginning of period	$1,167	$670
Provision	154	124

Balance, end of period	$1,321	$794

Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $1,119,000 in the first quarter of 2007 compared to $764,000 in the first quarter of 2006. The overall increase in non-interest income is predominantly due to an increase in service charges on deposit accounts and an increase in other service charges. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts due to the Smithfield acquisition.
Service charges on deposit accounts increased to $368,000 in the first quarter of 2007 from $229,000 in the first quarter of 2006. This growth resulted from the corresponding increase in deposit accounts which increased 63% from March 31, 2006 to March 31, 2007. Similarly, other service charges and fees increased to $409,000 in the first quarter of 2007 from $246,000 in the first quarter of 2006. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth.

Centra originates long-term, fixed-rate and adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $181,000 from such fees in the first quarter of 2007 compared to $163,000 in the first quarter of 2006. This increase resulted from an increased level of mortgages being sold on the secondary market when compared to the comparable volumes in 2006.
Non-Interest Expense
For the first quarter of 2007, non-interest expense totaled $6,513,000 compared to $4,082,000 in the first quarter of 2006. Centra’s efficiency ratio was 67.95% for the first quarter of 2007 compared to 67.73% for the first quarter of 2006. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income. Centra’s 2007 efficiency ratio has remained consistent to the prior period despite significant growth in net interest income and non-interest income due to similar increases in non-interest expenses. Management continues to monitor non-interest expenses along with balancing increased spending on support functions with the growth of the organization.
Salaries and benefits totaled $3,179,000 for the quarter ended March 31, 2007 compared to $2,082,000 for the quarter ended March 31, 2006. Salaries and benefits expense for the respective periods reflects an increase due to the Smithfield acquisition along with Centra’s continued commitment to provide high quality customer service. Centra had 239 full-time equivalent personnel as of March 31, 2007 compared to 168 full-time equivalent personnel as of March 31, 2006. This increase is largely due to the Smithfield acquisition along with the addition of customer support and operations personnel to support the growth of the bank. Salaries and benefits have increased 24% as compared to the quarter ended December 31, 2006 due largely to Centra’s expansion efforts in the Hagerstown region and the annual merit increases of other qualified staff. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended March 31, 2007 and 2006, occupancy expense totaled $455,000 and $387,000, respectively. Included in net occupancy expense for the respective quarters is depreciation of leasehold improvements and premises totaling $74,000 and $73,000, respectively, while lease expense totaled $200,000 and $227,000.
Equipment expense totaled $418,000 in the first quarter of 2007 compared to $343,000 for the first quarter of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $258,000 for the quarter ended March 31, 2007 and $236,000 for the quarter ended March 31, 2006. Equipment depreciation expense reflects Centra’s commitment to technology and the addition of equipment related to the Westover banking office and the expansion of Centra’s customer support personnel.
Advertising costs totaled $529,000 in the first quarter of 2007 compared to $211,000 in the first quarter of 2006. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2007 due to intense competition for deposits. The bank has marketed more intensely in 2007 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.

Professional fees totaled $108,000 in the first quarter of 2007 compared to $75,000 in the first quarter of 2006. This increase reflects the furthering complexity of Centra’s operations as it continues to expand into new markets.
Data processing costs totaled $427,000 in the first quarter of 2007 compared to $249,000 in the first quarter of 2006. Data processing costs have increased in correlation to the number of deposit and loan accounts of the bank driven by the Smithfield acquisition and core growth.
Other outside services totaled $235,000 in the first quarter of 2007 compared to $110,000 in the first quarter of 2006. This increase is due to higher correspondent bank fees, increased ATM networking related fees and other line item increases.
Other operating expense totaled $1,162,000 in the first quarter of 2007 compared to $625,000 in the first quarter of 2006. The primary components of growth in this area are $185,000 of amortization of the core deposit intangible recognized in connection with the Smithfield acquisition, an increase of $97,000 in stationery and supplies also related to the Smithfield acquisition, along with increases in courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
The effective tax rate for the first quarter of 2007 and 2006 was 39.4% and 36.9%, respectively. Centra is continually searching for methods to minimize the overall tax liability.
Centra incurred income tax expense of $898,000 in the first quarter of 2007 compared to $544,000 for the first quarter of 2006. Centra’s income tax expense has increased over the prior year due to an increase in net income before tax along with an increase in the effective tax rate.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .61% and 9.70% for the first quarter of 2007 compared to .67% and 10.94% for the first quarter of 2006. It is anticipated that these performance indicators will be slightly depressed compared to prior periods as Centra invests in new markets, such as Hagerstown, Maryland, along with additional operational improvement measures.
The bank is considered adequately capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at March 31, 2007, were $926.2 million or an increase of $12.3 million since December 31, 2006. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $822.4 million at March 31, 2007 or an increase of $18.2 million since December 31, 2006. Short-term borrowings totaled $16.9 million at March 31, 2007 and have decreased $8.5 million since December 31, 2006.

Stockholders’ equity has increased approximately $1.6 million from December 31, 2006, due primarily to Centra’s net income.
Cash and Cash Equivalents
Cash and cash equivalents totaled $37.5 million as of March 31, 2007, compared to $59.5 million as of December 31, 2006, or a decrease of $22 million.
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
Investment Securities
Investment securities totaled $116.8 million as of March 31, 2007 and $125.1 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $8.3 million from year-end and reflects Centra utilizing proceeds from maturing investments to support loan growth and demand.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2007, the amortized cost of the bank’s investment securities totaled $116.1 million, resulting in unrealized appreciation in the investment portfolio of $697,000 and a corresponding increase in the bank’s equity of $419,000, net of deferred income taxes.
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
Loans
The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, Southwestern Pennsylvania and Hagerstown, Maryland. Areas of focus consist primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending.
The following table details total loans outstanding as of:

	March 31	December 31
(Dollars in thousands)	2007	2006
Commercial	$110,710	$98,878
Real estate, commercial	375,633	350,007
Real estate, mortgage	173,365	179,248
Consumer	72,719	65,387
Total loans	$732,427	$693,520

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2007.
Loan Concentration
With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $822 million at March 31, 2007.
Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2007, non-interest bearing deposits totaled $106 million compared to $98 million at December 31, 2006. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $716.6 million at March 31, 2007 compared to $705.9 million at December 31, 2006. Average interest-bearing liabilities totaled $745.9 million during the first quarter of 2007 compared to $459.2 million for the first quarter of 2006. Average non-interest bearing demand deposits totaled $105.6 million for the first quarter of 2007 compared to $67.2 million for the first quarter of 2006. Management will continue to emphasize deposit growth in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At March 31, 2007, short-term borrowings totaled $16.9 million compared to $25.4 million at December 31, 2006.
Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In June 2006 and December 2004, Centra completed the private placement of $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 1.65% and 2.29%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.
Capital/Stockholders’ Equity
At March 31, 2007, accumulated other comprehensive income totaled $419,000 compared to an accumulated other comprehensive gain of $410,000 at December 31, 2006. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2007, Centra Bank has $15.3 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2006 Form 10-K. At March 31, 2007 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for an adequately capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $25.7 million and $27.6 million at March 31, 2007 and December 31, 2006, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2007 and December 31, 2006 was $155.6 million and $119.4 million, respectively. At March 31, 2007 and December 31, 2006, Centra has recorded $1.3 million and $1.2 million, respectively, for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2007 and March 31, 2006, Centra had $3.4 million, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2007 in all rate change scenarios.

The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2007.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(500)	-1.53%
200	(320)	-0.98
100	(147)	-0.45
-100	95	0.29
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
Future Outlook
The bank’s results of operations in the first quarter of 2007 represents a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function within our operating markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve focusing on operational efficiencies and investments and expanding the de novo operations in the Hagerstown, Maryland area. In addition to leveraging new developments in technology, the bank is committed to providing individual and personal banking services. As part of our commitment, the Westover office and drive-in facility opened in March 2007. Centra is expanding into in the Hagerstown area and will open its first full service facility during the second quarter. These locations complement our delivery systems and enable the bank to service a broader customer base.
To support the overall growth of the organization, Centra will relocate its item processing unit, deposit and loan support operations, centralized mortgage processing, information technology resources and selected other administrative functions to an 18,000 square foot facility located in Morgantown, WV. This facility will provide Centra with a state of the art center supporting the entire organization. In connection with this move, Centra will incur additional lease expense and certain capital expenditures which would otherwise not be incurred through the normal course of business.
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
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2006 filing on Form 10-K.
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

May 9, 2007	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer