Form 10-Q
period 2007-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2007-08-14
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2007
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
     As of August 1, 2007, the number of shares outstanding of the registrant’s only class of common stock was 4,225,956.

Centra Financial Holdings, Inc.
Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc.
(Centra or Registrant) listed below are included on pages 3-9 of this report.

Consolidated Balance Sheets at June 30, 2007 and December 31, 2006
Consolidated Statements of Income for the Six and Three Months ended June 30, 2007 and June 30, 2006
Consolidated Statements of Stockholders’ Equity for the Six Months ended June 30, 2007 and June 30, 2006
Consolidated Statements of Cash Flows for the Six Months ended June 30, 2007 and June 30, 2006
Notes to Consolidated Financial Statements

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

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 10-29 of this report

Item 3.	Quantitative and Qualitative Disclosure of Market Risk The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings
Item 1a	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30	December 31
	2007	2006
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$21,736	$18,353
Interest-bearing deposits in other banks	1,213	3,211
Federal funds sold	19,374	37,908

Total cash and cash equivalents	42,323	59,472

Available-for-sale securities, at fair value (amortized cost of $117,471 at June 30, 2007 and $124,447 at December 31, 2006)	117,476	125,130
Loans, net of unearned income	765,835	693,520
Allowance for loan losses	(11,107)	(10,336)

Net loans	754,728	683,184

Premises and equipment, net	16,448	13,926
Loans held for sale	3,761	1,011
Goodwill	11,677	11,688
Other Intangible Assets	5,284	6,024
Other assets	14,583	13,418

Total assets	$966,280	$913,853

Liabilities
Deposits
Non-interest bearing	$93,773	$98,275
Interest bearing	759,496	705,913

Total deposits	853,269	804,188

Short-term borrowings	25,445	25,366
Long-term debt	20,000	20,000
Other liabilities	7,734	7,347

Total liabilities	906,448	856,901

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 4,225,956 and 4,197,140 issued and outstanding on June 30, 2007 and December 31, 2006, respectively	4,226	4,197
Additional paid-in capital	48,592	48,349
Accumulated earnings	7,011	3,996
Accumulated other comprehensive gain	3	410

Total stockholders’ equity	59,832	56,952

Total liabilities and stockholders’ equity	$966,280	$913,853

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006

Interest income
Loans, including fees	$28,529	$18,373	$14,694	$9,766
Loans held for sale	83	81	58	54
Securities available-for-sale	2,932	1,112	1,458	550
Interest-bearing bank balances	102	80	59	47
Federal funds sold	755	73	317	4

Total interest income	32,401	19,719	16,586	10,421

Interest expense
Deposits	14,549	7,867	7,486	4,195
Short-term borrowings	422	498	212	311
Long-term debt	737	381	370	205

Total interest expense	15,708	8,746	8,068	4,711

Net interest income	16,693	10,973	8,518	5,710

Provision for credit losses	943	1,208	443	739

Net interest income after provision for credit losses	15,750	9,765	8,075	4,971

Other income
Service charges on deposit accounts	938	487	570	258
Other service charges and fees	870	511	461	265
Secondary market income	525	364	344	201
Other	328	30	167	(96)

Total other income	2,661	1,392	1,542	628

Other expense
Salary and employee benefits	6,696	4,246	3,517	2,164
Occupancy expense	988	520	533	133
Equipment expense	887	690	469	347
Advertising	1,077	507	548	296
Professional fees	187	150	79	75
Data processing	868	494	441	245
Other outside services	448	244	213	134
Other	2,413	1,343	1,251	718

Total other expense	13,564	8,194	7,051	4,112

Net income before income taxes	4,847	2,963	2,566	1,487

Income tax expense	1,832	1,090	934	546

Net income	$3,015	$1,873	$1,632	$941

Basic net income per share	$.72	$.60	$.39	$.30
Diluted net income per share	$.66	$.54	$.36	$.27
Basic weighted average shares outstanding	4,212,109	3,139,173	4,225,412	3,178,866
Diluted weighted average shares outstanding	4,537,776	3,438,479	4,562,615	3,532,884

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2007 and 2006
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Issuance of common stock	697	11,775			12,472
Comprehensive income:
Net income	—	—	1,873	—	1,873
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $111	—	—	—	(167)	(167)

Total comprehensive income					1,706

Balance, June 30, 2006	$3,514	$36,791	$7,906	$(160)	$48,051

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of common stock	29	243			272
Comprehensive income:
Net income	—	—	3,015	—	3,015
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $271	—	—	—	(407)	(407)

Total comprehensive income					2,608

Balance, June 30, 2007	$4,226	$48,592	$7,011	$3	$59,832

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended
	June 30
	2007	2006

Operating activities
Net income	$3,015	$1,873
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts on securities	(578)	(81)
Amortization of premiums on securities	47	11
Provision for credit losses	943	1,208
Deferred income tax expense	911	691
Gain on disposal of premises and equipment	(4)	—
Amortization of purchase accounting adjustments	986	—
Depreciation	695	609
Loans originated for sale	(26,183)	(31,623)
Proceeds of loans sold	23,950	28,978
Gain on sale of loans	(517)	(352)
Increase (decrease) in other liabilities	387	(433)
Increase in other assets	(1,319)	(1,177)

Net cash provided by (used in) operating activities	2,333	(296)

Investing activities
Purchases of life insurance	(104)	(99)
Purchases of premises and equipment	(3,211)	(2,046)
Purchases of available-for-sale securities	(25,013)	(1,110)
Purchases of other investments	—	(14,274)
Maturities of available-for-sale securities	32,519	4,000
Net increase in loans made to customers	(72,513)	(75,901)

Net cash used in investing activities	(68,322)	(89,430)

Financing activities
Net increase in deposits	48,489	43,237
Net increase in securities sold under agreement to repurchase	79	15,315
Proceeds of stock offering	272	12,472
Proceeds of long-term borrowing	—	10,000

Net cash provided by financing activities	48,840	81,024

Decrease in cash and cash equivalents	(17,149)	(8,702)

Cash and cash equivalents — beginning of period	59,472	23,429

Cash and cash equivalents — end of period	$42,323	$14,727

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
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2006, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the six and three months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2006, Form 10-K filed with the Securities and Exchange Commission.
Note C – Acquisition
On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006, whereby Centra would pay the remaining Smithfield shareholders $40 per share subject to regulatory approval. The total cost of the acquisition was $28.5 million and was financed by the proceeds of an $18 million public stock offering and the issuance of $10 million of trust preferred securities. At the date of acquisition, Smithfield had $247 million and $213 million of total assets and total deposits respectively. The acquisition of Smithfield allowed Centra to expand its product offerings and delivery channels into the Fayette County market.
The cost to acquire Smithfield has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon preliminary estimated fair values. The allocation of the purchase price is subject to changes in the estimated fair values of assets acquired and liabilities assumed. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was assigned to goodwill. In connection with the preliminary purchase price allocation, Centra also assigned approximately $6.0 million to intangible assets solely related to deposit based intangibles, which will be amortized over the estimated remaining life of approximately eight years on a straight line basis. As of June 30, 2007, the core deposit intangible balance was $5.3 million. Goodwill arising from the transaction is not subject to amortization and is not deductible for tax purposes, but will be evaluated annually for possible impairment.
Centra incurred $1.8 million in direct costs associated with the merger. Included in the direct merger costs were $.4 million of involuntary employee termination costs, $.3 million of legal, accounting advisory, and conversion costs, and $1.1 million of contract termination penalties.
Note D – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2007 and 2006, stock options to purchase 1,221,800 and 1,011,701 shares at an average price of $10.96 for both periods were outstanding. For the three months ended June 30, 2007 and 2006, the dilutive effect of stock options was 337,203 and 354,018 shares, respectively. For the six months ended June 30, 2007 and 2006, the dilutive effect of stock options was 325,667 and 299,306, respectively.
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
The adoption of FIN 48 had no material impact on Centra’s financial statements taken as a whole and no cumulative effect adjustment relating to the adoption was required. The amount of Centra’s uncertain income tax positions and accrued interest were immaterial at both June 30, 2007 and January 1, 2007. Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006. Centra’s state income tax returns are currently open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.
Note F – Subsequent Event
In June 2007, Centra filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of Centra’s common stock at $20 per share for a public offering amount of $20,000,000. The registration statement was declared effective by the SEC on July 27, 2007. Accordingly, Centra has initiated the sale of the securities and anticipates completing the offering in the fourth quarter of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At June 30, 2007 and 2006 or for the Six and Three Months Ended June 30, 2007 and 2006:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net income to:
Average assets	.65%	.65%	.69%	.63%
Average stockholders’ equity	10.39	10.62	11.04	10.30
Net interest margin	3.91	4.04	3.91	4.07

Average stockholders’ equity to average assets	6.29	6.08	6.27	6.13
Total loans to total deposits (end of period)	89.75	102.18	89.75	102.18
Allowance for credit losses to total loans (end of period)	1.45	1.48	1.45	1.48
Efficiency ratio	68.17	66.27	68.25	64.88
Capital ratios:
Tier 1 capital ratio	8.65	12.98	8.65	12.98
Risk-based capital ratio	9.92	15.05	9.92	15.05
Leverage ratio	6.77	10.79	6.77	10.79
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$14.16	$13.67	$14.16	$13.67
Market value per share (end of period)*	16.36	16.36	16.36	16.36
Basic earnings per share	.72	.60	.39	.30
Diluted earnings per share	.66	.54	.36	.27

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
Other significant accounting policies include Income Recognition, Investment Securities and Goodwill and Other Intangible Assets. These accounting policies are considered significant due to the judgments, estimates and assumptions inherent in those policies, and are critical to an understanding of Centra’s consolidated financial statements and management’s discussion and analysis at June 30, 2007. The policies were unchanged from those disclosed in Centra’s 2006 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.

Results of Operations
Overview of the Statement of Income
For the quarter ended June 30, 2007, Centra earned $1,632,000 compared to $941,000 in the second quarter of 2006. These earnings equated to a return on average assets of .69% and .63%, respectively, and a return on average equity of 11.04% and 10.30%, respectively. This increase in net income is due to the overall growth of Centra in its operating markets and the acquisition of Smithfield.
For the six months ended June 30, 2007, Centra earned $3,015,000 compared to $1,873,000 for the first six months of 2006. These earnings equated to a return on average assets of .65% for each six month period and a return on average equity of 10.39% and 10.62% for June 30, 2007 and 2006, respectively. These relatively consistent profitability ratios are essentially due to the increased profitability of the company in proportion to the growth in assets and equity from core growth and the Smithfield acquisition.
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
Net interest income increased to $8.5 million in the second quarter of 2007 from $5.7 million in the second quarter of 2006. Net interest income increased to $16.7 million in the first six months of 2007 from $11.0 million in the first six months of 2006. These similar increases were due to growth in interest earning assets despite a 16 basis point decrease in net interest margin from the second quarter of 2006 to 2007.
Centra’s interest-earning assets and liabilities increased significantly during the second quarter and first six months of 2007 compared to 2006. The most significant areas of change were net loans, which increased to an average balance of $740.7 million for the quarter ended June 30, 2007 from $509.1 million for the quarter ended June 30, 2006 and interest-bearing liabilities which grew to an average of $766.2 million from $485.7 for the respective periods. Net loans increased to an average balance of $723.0 million for the six months ended June 30, 2007 from $491.4 million for the six months ended June 30, 2006 and interest-bearing liabilities which grew to an average of $756.1 million from $472.5 for the respective periods. These trends reflect the continued growth of Centra.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2007 and 2006 was 3.91% and 4.07% respectively. Centra expected this decrease in net interest margin as increased funding costs have outpaced the bank’s earning asset yield. Despite this 16 basis point margin compression, the overall net interest margin increased $2.8 million due to volume associated with the Smithfield acquisition and core growth. Competition and the recent rising rate environment are challenging many institutions in the financial services sector. These factors are impacting Centra’s cost of interest-bearing liabilities which increased to 4.22% in the second quarter of 2007 from 3.89% in the second quarter of 2006 and to 4.19% from 3.74% for the six months ended June 30, 2007 and 2006, respectively.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rate, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for quality loans and deposits continues, management anticipates future continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,165	$59	20.31%	$1,326	$47	14.34%
Federal funds sold	23,729	316	5.35	832	8	4.06
Loans held for sale	4,171	58	5.56	3,932	54	5.46
Investments:
Taxable	106,832	1,405	5.28	49,021	539	4.41
Tax exempt	5,041	83	6.56	1,099	17	6.09

Loans:
Commercial	495,646	10,158	8.22	344,067	6,764	7.89
Tax exempt	4,827	106	8.84	2,365	43	7.26
Consumer	75,987	1,463	7.72	49,627	938	7.58
Real estate	175,211	3,007	6.88	120,747	2,036	6.76
Allowance for loan losses	(10,973)	—	—	(7,671)	—	—

Net loans	740,698	14,734	7.98	509,135	9,781	7.71

Total earning assets	881,636	16,655	7.58	565,345	10,446	7.41
Cash and due from banks	16,875			11,230
Other assets	46,546			21,260

Total assets	$945,057			$597,835

Liabilities
Deposits:
Non-interest bearing demand	$111,520	$—		$71,451	$—

NOW	105,423	1,114	4.24	72,556	664	3.67
Money market checking	107,144	900	3.37	61,362	419	2.74
Savings	36,707	225	2.46	17,246	40	0.94
IRAs	40,540	339	3.35	17,938	188	4.21
CDs	436,575	4,909	4.51	277,927	2,884	4.16
Short-term borrowings	19,778	212	4.30	27,305	316	4.64
Long-term borrowings	20,000	370	7.42	11,319	204	7.24

Total interest-bearing liabilities	766,167	8,069	4.22	485,653	4,715	3.89

Other liabilities	8,104			4,071

Total liabilities	885,791			561,175

Stockholders’ equity
Common stock	4,225			2,890
Paid-in capital	48,583			26,246
Accumulated earnings	6,246			7,669
Unrealized gains (losses)	212			(145)

Total stockholders’ equity	59,266			36,660

Total liabilities and stockholders’ equity	$945,057			$597,835

Net interest spread			3.36			3.52
Impact of non-interest bearing funds on margin			.55			.55

Net interest income-margin		$8,586	3.91%		$5,731	4.07%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$1,198	$102	17.17%	$1,550	$80	10.44%
Federal funds sold	28,008	755	5.43	3,558	78	4.41
Loans held for sale	2,864	83	5.85	2,960	81	5.49
Investments:
Taxable	107,687	2,826	5.25	48,884	1,090	4.46
Tax exempt	5,040	162	6.44	1,099	34	6.12

Loans:
Commercial	481,034	19,604	8.22	330,699	12,639	7.71
Tax exempt	4,571	204	8.99	2,336	86	7.46
Consumer	73,874	2,810	7.67	47,468	1,771	7.52
Real estate	174,240	5,986	6.87	118,324	3,907	6.60
Allowance for loan losses	(10,712)	—	—	(7,406)	—	—

Net loans	723,007	28,604	7.98	491,421	18,403	7.55

Total earning assets	867,804	32,532	7.56	549,472	19,766	7.26
Cash and due from banks	17,137			11,455
Other assets	46,410			23,700

Total assets	$931,351			$584,627

Liabilities
Deposits:
Non-interest bearing demand	$108,559	$—		$69,420	$—

NOW	102,312	2,188	4.31	69,626	1,183	3.43
Money market checking	106,383	1,726	3.27	62,964	803	2.57
Savings	36,589	337	1.86	16,791	77	0.93
IRAs	39,433	760	3.89	16,989	348	4.13
CDs	432,335	9,538	4.45	272,149	5,457	4.04
Short-term borrowings	19,042	422	4.47	23,268	503	4.36
Long-term borrowings	20,000	737	7.43	10,663	381	7.20

Total interest-bearing liabilities	756,094	15,708	4.19	472,450	8,752	3.74

Other liabilities	8,153			7,192

Total liabilities	872,806			549,062

Stockholders’ equity
Common stock	4,212			2,854
Paid-in capital	48,473			25,635
Accumulated earnings	5,591			7,168
Unrealized gains (losses)	269			(92)

Total stockholders’ equity	58,545			35,565

Total liabilities and stockholders’ equity	$931,351			$584,627

Net interest spread			3.37			3.52
Impact of non-interest bearing funds on margin			.54			.52

Net interest income-margin		$16,824	3.91%		$11,014	4.04%

Allowance and Provision for Credit Losses
Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $11,107,000; $10,336,000; and $7,969,000 as of June 30, 2007, December 31, 2006, and June 30, 2006, respectively. The increase in the allowance for credit losses at June 30, 2007 compared to June 30, 2006 was due to a continued increase in the loan portfolio through core growth and an addition related to the Smithfield acquisition. The provision for credit losses for the quarters ended June 30, 2007 and 2006 was $443,000 and $739,000, respectively. The provision for credit losses for the six months ended June 30, 2007 and 2006 was $943,000 and $1,208,000, respectively.
Management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.
Management continually monitors the loan portfolio through its regional committees and the Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in loan concentrations. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level. Activity in the allowance for loan losses follows:

	Six Months Ended
	June 30
(Dollars in thousands)	2007	2006

Allowance for loan losses
Balance, beginning of period	$10,336	$6,907

Loan charge-offs	(80)	(4)
Loan recoveries	132	6

Net recoveries	52	2

Loan loss provision	719	1,060

Balance, end of period	$11,107	$7,969

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in thousands)	2007	2006

Non-accrual loans:
Commercial	$1,112	$—
Real Estate	1,427	—
Consumer	93	91

Total non-accrual loans	2,632	91
Renegotiated loans	—	—

Total non-performing loans	2,632	91
Other real estate, net	—	—

Total non-performing assets	$2,632	$91

Accruing loans past due 30 days or more	$936	$425
Non-performing loans as a % of total loans	.34%	.08%
Allowance for loan losses as a % of non-performing loans	422%	8,657%
Allowance for credit losses as a % of total loans	1.45%	1.48%
Real estate loans are placed on non-accrual automatically when they become 90 days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Commercial nonaccrual loans have increased from the prior period predominately due to a single commercial relationship that was placed on nonaccrual status during the fourth quarter of 2006.
Despite these credit quality trends, the overall portfolio’s quality remains strong as evidenced by non-performing loans accounting for only 0.34% of total loans as of June 30, 2007. In part due to a net recovery position through June 30, 2007, the allowance for loan losses is 1.45% of total loans despite a decrease in the related provision.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	June 30
(Dollars in thousands)	2007	2006

Balance, beginning of period	$1,167	$670
Provision	224	148

Balance, end of period	$1,391	$818

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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $1,542,000 in the second quarter of 2007 compared to $628,000 in the second quarter of 2006. Non-interest income totaled $2,661,000 in the first six months of 2007 compared to $1,392,000 in the first six months of 2006. The overall increase in non-interest income is due to an increase in all other income line items which include volume related increases in service charges on deposit accounts, other service charges and secondary market income. Other non-interest income increased significantly as Centra recognized its proportionate share, $253,000, of Smithfield’s loss operating loss in the first six months of 2006 (prior to Centra completing its acquisition of Smithfield) without such a loss in 2007.
Service charges on deposit accounts increased to $570,000 in the second quarter of 2007 from $258,000 in the second quarter of 2006. Service charges on deposit accounts increased to $938,000 in the first six months of 2007 from $487,000 in the first six months of 2006. This growth resulted from the corresponding increase in deposit accounts which increased 62% from June 30, 2006 to June 30, 2007.
Other service charges and fees increased to $461,000 in the second quarter of 2007 from $265,000 in the second quarter of 2006. Other service charges and fees increased to $870,000 in the first six months of 2007 from $511,000 in the first six months of 2006. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth. Included in this growth were interchange fees associated with expanded debit card and credit card activity that increased $233,000 from the six months ended June 30, 2006 to 2007.
Centra originates long-term, fixed-rate and adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $344,000 from such fees in the second quarter of 2007 compared to $201,000 in the second quarter of 2006. This increase resulted from an increased level of mortgages being sold on the secondary market when compared to the respective volumes in 2006 due to Centra’s expanded operating markets. Centra recognized $525,000 from such fees in the first six months of 2007 compared to $364,000 in the first six months of 2006.
Other income increased to $167,000 in the second quarter of 2007 from $(96,000) in the second quarter of 2006. Other income increased to $328,000 in the first six months of 2007 from $30,000 in the first six months of 2006. These increases resulted primarily from recognizing Centra’s proportionate share ($253,000) of Smithfield’s June 2006 loss without such a corresponding loss recognized in 2007 as Centra owned a minority interest in Smithfield prior to completing the acquisition in August 2006. Improvements in other income were due to growth in title services income and brokerage and insurance fees.
Non-Interest Expense
For the second quarter of 2007, non-interest expense totaled $7,051,000 compared to $4,112,000 in the second quarter of 2006. Centra’s efficiency ratio was 68.25% for the second quarter of 2007 compared to 64.88% for the second quarter of 2006. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.
For the first six months of 2007, non-interest expense totaled $13,564,000 compared to $8,194,000 in the first six months of 2006. Centra’s efficiency ratio was 68.17% for the first six months of 2007 compared to 66.27% for the first six months of 2006. Centra’s 2007 efficiency ratio of both the quarter ended and six months ended June 30, 2007 increased due to additional salaries and benefits and other operating costs associated with the Hagerstown expansion initiated in the first quarter of 2007 despite strong increases in other income.
Salaries and benefits totaled $3,517,000 for the quarter ended June 30, 2007 compared to $2,164,000 for the quarter ended June 30, 2006. Salaries and benefits totaled $6,696,000 for the six months ended June 30, 2007 compared to $4,246,000 for the six months ended June 30, 2006. Salaries and benefits expense for the respective periods reflects the Smithfield acquisition, the expansion into the Hagerstown market and Centra’s continued growth and commitment to provide high quality customer service. Centra had 262 full-time equivalent personnel as of June 30, 2007 compared to 179 full-time equivalent personnel as of June 30, 2006. This increase is due to the Smithfield acquisition and the Hagerstown market expansion.
For the quarters ended June 30, 2007 and 2006, occupancy expense totaled $533,000 and $133,000, respectively. Included in net occupancy expense for the respective quarters is lease expense which totaled $268,000 and ($25,000). During 2005, Centra negotiated and accrued a lease termination fee of approximately $200,000 for vacating the 300 Foxcroft Avenue facility in Martinsburg. Centra’s plans were to construct a permanent facility on Foxcroft Avenue that would provide the required space and permit vacating the existing premises. Between 2005 and the ultimate completion of the new facility in June 2006, Centra incurred substantial growth in deposits, loans, and staffing associated with supporting those functions. Centra has reevaluated its space requirements and renegotiated the existing space as well as the new office space on Foxcroft Avenue. Therefore, Centra reversed the lease termination fee accrual in the second quarter of 2006 thereby reducing occupancy expense by $200,000.
For the six months ended June 30, 2007 and 2006, occupancy expense totaled $988,000 and $520,000, respectively. Included in net occupancy expense for the respective quarters is lease expense totaling $468,000 and $202,000. Occupancy expense for the first six months of 2006 was also impacted by the reversal of the lease termination fee accrual of $200,000 in 2006.
Equipment expense totaled $469,000 in the second quarter of 2007 compared to $347,000 for the second quarter of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $289,000 for the quarter ended June 30, 2007 and $244,000 for the quarter ended June 30, 2006. Equipment expense totaled $887,000 in the first six months of 2007 compared to

$690,000 for the first six months of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $548,000 for the six months ended June 30, 2007 and $481,000 for the six months ended June 30, 2006. Increased depreciation expense for the respective time periods reflect equipment added through the Smithfield acquisition and continued expansion of Centra’s operations.
Advertising costs totaled $548,000 in the second quarter of 2007 compared to $296,000 in the second quarter of 2006. Advertising costs totaled $1,077,000 in the first six months of 2007 compared to $507,000 in the first six months of 2006. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2007, the marketing efforts undertaken in expanding into the Hagerstown region and continued intense competition for deposits. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Data processing costs totaled $441,000 in the second quarter of 2007 compared to $245,000 in the second quarter of 2006. Data processing costs totaled $868,000 in the first six months of 2007 compared to $494,000 in the first six months of 2006. Data processing costs have increased in direct correlation to the increase in the number of deposit and loan accounts of the bank.
Other outside services totaled $213,000 in the second quarter of 2007 compared to $134,000 in the second quarter of 2006. Other outside services totaled $448,000 in the first six months of 2007 compared to $244,000 in the first six months of 2006. This increase is due to higher correspondent bank fees, increased ATM networking related fees and other line item increases which also correlated to the increase in the deposit and loan accounts of the bank.
Other operating expense totaled $1,251,000 in the second quarter of 2007 compared to $718,000 in the second quarter of 2006. Other operating expense totaled $2,413,000 in the first six months of 2007 compared to $1,343,000 in the first six months of 2006. The primary components of growth in this area are $370,000 of amortization of the core deposit intangible recognized in connection with the Smithfield acquisition, an increase of $127,000 in stationery and supplies also related to the Smithfield acquisition and Hagerstown market expansion, along with increases in courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
The effective tax rate for the second quarter of 2007 was 36.40% compared to 36.72% for the second quarter of 2006. The effective tax rate for the first six months of 2007 was 37.80% compared to 36.79% for the first six months of 2006.
Centra incurred income tax of $934,000 in the second quarter of 2007 compared to $546,000 for the second quarter of 2006. Centra incurred income tax of $1,832,000 in the first six months of 2007 compared to $1,090,000 for the first six months of 2006.
Return on Average Assets and Average Equity

Returns on average assets (ROA) and average equity (ROE) were .69% and 11.04% for the second quarter of 2007 compared to .63% and 10.30% for the second quarter of 2006. Returns on average assets (ROA) and average equity (ROE) were .65% and 10.39% for the first six months of 2007 compared to .65% and 10.62% for the first six months of 2006. The 2007 performance indicators were suppressed due to the recognition of start up costs recognized in connection with the Hagerstown expansion during the first quarter of 2007.
The bank is considered adequately capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at June 30, 2007 were $966.3 million or an increase of $52.4 million since December 31, 2006. This is primarily attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in interest bearing deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $853.3 million at June 30, 2007 or an increase of $49.1 million since December 31, 2006. Short-term borrowings totaled $25.4 million at June 30, 2007 and have remained at that level since December 31, 2006.
Stockholders’ equity has increased approximately $2.9 million from December 31, 2006 due primarily to net income of $3.0 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $42.3 million as of June 30, 2007 compared to $59.5 million as of December 31, 2006, or a decrease of $17.2 million. This decrease is primarily due to increased loan demand utilizing funds that would normally reside in federal funds sold.
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

Investment Securities
Investment securities totaled $117.5 million as of June 30, 2007 and $125.1 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $7.6 million from year-end and reflects security maturities in 2007.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2007, the amortized cost of the bank’s investment securities totaled $117.5 million, resulting in unrealized appreciation in the investment portfolio of $5,000 and a corresponding increase in the bank’s equity of $3,000, net of deferred income taxes. Management believes the decline in fair value to be attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated the ability to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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
The following table details total loans outstanding as of:

	June 30	December 31
(Dollars in thousands)	2007	2006
Commercial	$119,750	$98,878
Real estate, commercial	390,367	350,007
Real estate, mortgage	175,444	179,248
Consumer	80,274	65,387

Total loans	$765,835	$693,520

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2007.
Loan Concentration
With the significant commercial loan balances, the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, leasing of real estate, and the hotel/motel areas. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $853 million at June 30, 2007.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2007, non-interest bearing deposits totaled $93.8 million compared to $98.3 million at December 31, 2006. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $759.5 million at June 30, 2007 compared to $705.9 million at December 31, 2006. Average interest-bearing liabilities totaled $766.2 million during the second quarter of 2007 compared to $485.7 million for the second quarter of 2006. Average interest-bearing liabilities totaled $756.1 million during the first six months of 2007 compared to $472.5 million for the first six months of 2006. Average non-interest bearing demand deposits totaled $111.5 million for the second quarter of 2007 compared to $71.5 million for the second quarter of 2006. Average non-interest bearing demand deposits totaled $108.6 million for the first six months of 2007 compared to $69.4 million for the first six months of 2006. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At June 30, 2007 and December 31, 2006, short-term borrowings totaled $25.4 million.
Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In June 2006 and December 2004, Centra completed the private placement of two $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 1.65% and 2.29%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.
Capital/Stockholders’ Equity
At June 30, 2007, accumulated other comprehensive gain totaled $3,000 compared to an accumulated other comprehensive gain of $410,000 at December 31, 2006. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2007, Centra Bank has $13.7 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2006 Form 10-K. At June 30, 2007 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for an adequately capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $29.7 million and $26.2 million at June 30, 2007 and December 31, 2006, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2007 and December 31, 2006 was $127.8 million and $116.0 million, respectively. At June 30, 2007 and December 31, 2006, Centra has recorded $1,391,000 and $1,167,000, respectively, as an allowance against losses related to these commitments and has classified that allowance in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate or adjustable rate mortgage loans and sells them on the secondary market, servicing released. At June 30, 2007 and December 31, 2006, Centra had $4.3 million and $3.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2007 in all rate change scenarios.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2007.
     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(1,631)	(4.4)%
200	(1,065)	(2.9)
100	(512)	(1.4)
-100	454	1.2

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
Future Outlook
The bank’s results of operations in the first half of 2007 represents a continuation of the expansion phase of a typical de novo banking institution. The continued emphasis in future periods will be to attract depositors and deploy those funds in the lending function within our operating markets. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve continuing the successful start of the operations in the Hagerstown, Maryland area. In our other markets, the bank is enhancing the personal banking services by relocating our Williamsport Pike location to a larger full-service location across the street. These locations complement our delivery systems and enable the bank to service a broader customer base.
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
In June 2007, Centra filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of Centra’s common stock at $20 per share for a public offering amount of $20,000,000. The registration statement was declared effective by the SEC on July 27, 2007. Accordingly, Centra has initiated the sale of the securities and anticipates completing the offering in the fourth quarter of 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 10, 2007, Centra Financial Holdings, Inc. held its annual meeting in the Suncrest Office, Morgantown, West Virginia. Over 79% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:
Shareholder voting results are as follows:

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes

C. Christopher Cluss	3,276,228	0	80,888	0	N/A
Parry G. Petroplus	3,339,630	0	17,486	0	N/A
Paul T. Swanson	3,346,731	0	10,385	0	N/A
Bernard G. Westfall	3,343,838	0	13,278	0	N/A
Four directors of Centra Financial were re-elected. Directors of Centra Financial who continue to serve after the 2007 annual meeting include, Douglas J. Leech, James W. Dailey II, Mark R. Nesselroad, Arthur Gabriel, Robert A. McMillan, Parry G. Petroplus, and Milan Puskar. Michael A. Murray was added to the Centra Financial as a director on June 21, 2007.
Ernst & Young, LLP was ratified to serve as independent auditors for the Corporation for the year 2007 and the shareholder voting results are as follows:

					Broker
	For	Withheld	Against	Abstain	Non-votes

Ernst & Young, LLP	3,333,213	0	3,757	20,146	N/A

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

August 10, 2007	CENTRA FINANCIAL HOLDINGS, INC.

	By:	/s/ Douglas J. Leech Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley

Kevin D. Lemley
Chief Financial Officer