Form 10-Q
period 2007-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2007-11-07
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2007
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
As of October 31, 2007, the number of shares outstanding of the registrant’s only class of common stock was 4,944,151.

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 3-9 of this report.

Consolidated Balance Sheets at September 30, 2007 and December 31, 2006
Consolidated Statements of Income for the Nine and Three Months ended September 30, 2007 and September 30, 2006
Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2007 and September 30, 2006
Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2007 and September 30, 2006
Notes to Consolidated Financial Statements

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. When considering forward looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of item 1A of our 2006 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

Item 2.	Management’s Discussion and Analysis of Results of Operations and Financial Condition
Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 10-28 of this report.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings
Item 1a.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	September 30	December 31
	2007	2006
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$19,711	$18,353
Interest-bearing deposits in other banks	1,046	3,211
Federal funds sold	46,466	37,908

Total cash and cash equivalents	67,223	59,472

Available-for-sale securities, at fair value (amortized cost of $128,692 at September 30, 2007 and $124,447 at December 31, 2006)	129,633	125,130
Loans, net of unearned income	822,386	693,520
Allowance for loan losses	(11,556)	(10,336)

Net loans	810,830	683,184

Premises and equipment, net	17,503	13,926
Loans held for sale	3,333	1,011
Goodwill	11,821	11,688
Other Intangible Assets	5,099	6,024
Other assets	15,279	13,418

Total assets	$1,060,721	$913,853

Liabilities
Deposits
Non-interest bearing	$95,795	$98,275
Interest bearing	834,287	705,913

Total deposits	930,082	804,188

Short-term borrowings	30,559	25,366
Long-term debt	20,000	20,000
Other liabilities	9,388	7,347

Total liabilities	990,029	856,901

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 4,660,084 and 4,197,140 issued and outstanding on September 30, 2007 and December 31, 2006, respectively	4,660	4,197
Additional paid-in capital	56,787	48,349
Accumulated earnings	8,680	3,996
Accumulated other comprehensive gain	565	410

Total stockholders’ equity	70,692	56,952

Total liabilities and stockholders’ equity	$1,060,721	$913,853

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2007	2006	2007	2006

Interest income
Loans, including fees	$44,092	$30,769	$15,563	$12,396
Loans held for sale	128	146	45	65
Securities available-for-sale	4,527	2,681	1,595	1,569
Interest-bearing bank balances	164	143	62	63
Federal funds sold	1,363	878	608	805

Total interest income	50,274	34,617	17,873	14,898

Interest expense
Deposits	22,989	13,926	8,440	6,059
Short-term borrowings	704	892	282	394
Long-term debt	1,112	754	375	373

Total interest expense	24,805	15,572	9,097	6,826

Net interest income	25,469	19,045	8,776	8,072

Provision for credit losses	1,464	1,442	521	234

Net interest income after provision for credit losses	24,005	17,603	8,255	7,838

Other income
Service charges on deposit accounts	1,535	876	597	389
Other service charges and fees	1,355	843	485	332
Secondary market income	819	609	294	245
Other	537	207	209	177

Total other income	4,246	2,535	1,585	1,143

Other expense
Salary and employee benefits	10,410	7,459	3,714	3,213
Occupancy expense	1,556	967	568	447
Equipment expense	1,372	1,071	485	381
Advertising	1,502	725	425	218
Professional fees	198	600	11	450
Data processing	1,346	859	478	365
Other outside services	631	417	183	173
Other	3,836	2,750	1,423	1,407

Total other expense	20,851	14,848	7,287	6,654

Net income before income taxes	7,400	5,290	2,553	2,327

Income tax expense	2,716	2,022	884	932

Net income	$4,684	$3,268	$1,669	$1,395

Basic net income per share	$1.01	$0.86	$0.35	$0.31
Diluted net income per share	$0.92	$0.79	$0.32	$0.29
Basic weighted average shares outstanding	4,656,537	3,794,649	4,702,214	4,466,118
Diluted weighted average shares outstanding	5,065,106	4,143,180	5,211,457	4,853,235

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2007 and 2006
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2006	$2,817	$25,016	$6,033	$7	$33,873
Issuance of common stock	954	16,087			17,041
Comprehensive income:
Net income	—	—	3,268	—	3,268
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income taxes of ($148)	—	—	—	222	222

Total comprehensive income					3,490

Balance, September 30, 2006	$3,771	$41,103	$9,301	$229	$54,404

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of common stock	463	8,438			8,901
Comprehensive income:
Net income	—	—	4,684	—	4,684
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income tax benefit of ($103)	—	—	—	155	155

Total comprehensive income					4,839

Balance, September 30, 2007	$4,660	$56,787	$8,680	$565	$70,692

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30
	2007	2006

Operating activities
Net income	$4,684	$3,268
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(826)	(185)
Amortization of premiums on securities	82	23
Provision for credit losses	1,464	1,442
Amortization of purchase accounting adjustments	1,478	—
Deferred income tax expense (benefit)	916	(707)
Gain on disposal of premises and equipment	(1)	—
Depreciation	1,068	935
Loans originated for sale	(57,534)	(48,774)
Proceeds of loans sold	56,010	49,751
Gain on sale of loans	(798)	(599)
Increase (decrease) in other liabilities	2,041	(347)
Decrease (increase) in other assets	(2,482)	2,094

Net cash provided by operating activities	6,102	6,901

Investing activities
Purchases of life insurance	(161)	(142)
Purchases of premises and equipment	(4,641)	(3,560)
Purchases of available-for-sale securities	(51,052)	(16,771)
Sales of other investments	—	300
Sales and maturities of available-for-sale securities	47,551	104,346
Net increase in loans made to customers	(129,149)	(141,728)
Net cash paid for acquisition of Smithfield	—	(16,700)

Net cash used in investing activities	(137,452)	(74,255)

Financing activities
Net increase in deposits	125,007	80,694
Net increase (decrease) in securities sold under agreement to repurchase	5,193	(1,526)
Proceeds of stock offering	8,901	17,041
Proceeds of long-term borrowing	—	10,000

Net cash provided by financing activities	139,101	106,209

Increase in cash and cash equivalents	7,751	38,855

Cash and cash equivalents — beginning of period	59,472	23,429

Cash and cash equivalents — end of period	$67,223	$62,284

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
In June 2007, Centra filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of Centra’s common stock at $20 per share for a public offering amount of $20,000,000. The registration statement was declared effective by the SEC on July 27, 2007. Pursuant to General Instruction V of Form S-1 and Rule 462(b), Centra has filed on October 29, 2007 with the SEC a S-1 which will allow Centra to offer an additional 200,000 shares of Common Stock. Centra anticipates completing the offering in the fourth quarter of 2007.
On October 18, 2007, Centra Financial Holdings, Inc. announced the declaration of a 10% stock dividend to be issued to shareholders of record on December 12, 2007. The dividend is payable on January 2, 2008.
As further discussed in Note C below, Centra completed its acquisition of Smithfield State Bank on August 25, 2006 for a total purchase price of $28.5 million funded by the issuance of common stock and trust preferred securities.
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2006, Form 10-K filed with the Securities and Exchange Commission.

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
The cost to acquire Smithfield has been allocated to the identifiable tangible and intangible assets acquired and liabilities assumed based upon estimated fair values. The excess of the purchase price over the estimated fair values of assets acquired and liabilities assumed was assigned to goodwill. In connection with the purchase price allocation, Centra also assigned approximately $6.0 million to intangible assets solely related to deposit based intangibles, which will be amortized over the estimated remaining life of approximately eight years on a straight line basis. As of September 30, 2007, the core deposit intangible balance was $5.1 million. Goodwill arising from the transaction is not subject to amortization and is not deductible for tax purposes, but will be evaluated annually for possible impairment.
Centra incurred $1.8 million in direct costs associated with the merger. Included in the direct merger costs were $.4 million of involuntary employee termination costs, $.3 million of legal, accounting advisory, and conversion costs, and $1.1 million of contract termination penalties which have been incurred.
Note D – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2007 and 2006, stock options to purchase 1,343,980 and 1,146,146 shares at an average price of $9.96 and $8.89, respectively, were outstanding. For the three months ended September 30, 2007 and 2006, the dilutive effect of stock options was 509,243 and 387,117 shares, respectively. For the nine months ended September 30, 2007 and 2006, the dilutive effect of stock options was 408,569 and 348,531, respectively.
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
The adoption of FIN 48 had no material impact on Centra’s financial statements taken as a whole and no cumulative effect adjustment relating to the adoption was required.  The amount of Centra’s uncertain income tax positions and accrued interest were immaterial at both September 30, 2007 and January 1, 2007.  Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2003 through 2006.  Centra’s state income tax returns are currently open to audit under the statute of limitations for the years ended December 31, 2003 through 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At September 30, 2007 and 2006 or for the Nine and Three Months Ended September 30, 2007 and 2006:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2007	2006	2007	2006

Net income to:
Average assets	.65%	.65%	.65%	.64%
Average stockholders’ equity	10.49	10.89	10.68	11.29
Net interest margin	3.83	3.98	3.69	3.90

Average stockholders’ equity to average assets	6.21	5.94	6.08	5.69
Total loans to total deposits (end of period)	88.42	84.64	88.42	84.64
Allowance for credit losses to total loans (end of period)	1.41	1.63	1.41	1.63
Efficiency ratio *	68.30	68.80	68.55	72.21
Capital ratios:
Tier 1 capital ratio	9.39	8.53	9.39	8.53
Risk-based capital ratio	10.65	10.09	10.65	10.09
Leverage ratio	7.34	7.70	7.34	7.70
Cash dividends as a percentage of net income	N/A	N/A	N/A	N/A
Per share data:
Book value per share (end of period)	$13.79	$13.12	$13.79	$13.12
Market value per share (end of period)**	18.18	14.87	18.18	14.87
Basic earnings per share	1.01	0.86	0.35	0.31
Diluted earnings per share	0.92	0.79	0.32	0.29

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

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

Centra maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the reserve for credit losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance, and other relevant factors. Determining the amount of the allowance for loan losses requires significant judgment and the use of material estimates by management, which is inherently subjective. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for credit losses and a discussion of the factors driving changes in the amount of the allowance for credit losses is included in the Allowance for Credit Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.
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
Other significant accounting policies include Income Recognition, Investment Securities and Goodwill and Other Intangible Assets. These accounting policies are considered significant due to the judgments, estimates and assumptions inherent in those policies, and are critical to an understanding of Centra’s consolidated financial statements and management’s discussion and analysis at September 30, 2007. The policies were unchanged from those disclosed in Centra’s 2006 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Results of Operations
Overview of the Statement of Income
For the quarter ended September 30, 2007, Centra earned $1,669,000 compared to $1,395,000 in the third quarter of 2006. These earnings equated to a return on average assets of .65% and .64% respectively and a return on average equity of 10.68% and 11.29%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 20%.
For the nine months ended September 30, 2007, Centra earned $4,684,000 compared to $3,268,000 for the first nine months of 2006. These earnings equated to a return on average assets of .65% for both periods and a return on average equity of 10.49% and 10.89%, respectively. This 43% increase in net income is due to the inclusion of the Smithfield acquisition for a full nine months in 2007 along with core growth in our other operating markets.

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
Net interest income increased to $8.8 million in the third quarter of 2007 from $8.1 million in the third quarter of 2006. Net interest income increased to $25.5 million in the first nine months of 2007 from $19.0 million in the first nine months of 2006. These increases were due to strong growth in interest earning assets offset by a similar growth in interest bearing liabilities, which resulted in a slight decline in net interest margin.
Centra’s interest-earning assets and liabilities increased significantly during the third quarter and first nine months of 2007 compared to 2006. The most significant areas of change were net loans, which increased 25.3% or $157.2 million to an average balance of $778.1 million for the quarter ended September 30, 2007 from $620.9 million for the quarter ended September 30, 2006 and interest-bearing liabilities which grew by 18.5% or $130.2 million to an average of $833.3 million from $703.1 for the respective periods. Net loans increased by 38.6% or $206.5 million to an average balance of $741.6 million for the nine months ended September 30, 2007 from $535.1 million for the nine months ended September 30, 2006 and interest-bearing liabilities which grew to an average of $782.1 million from $550.2 for the respective periods. These trends reflect the continued growth of Centra across all categories.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2007 and 2006 was 3.69% and 3.90% respectively. Centra has experienced a net interest margin decline similar to many others in the industry as competition and the challenging interest rate environment have driven funding costs higher. Competition and the non-traditional yield curve have resulted in a 12.4% increase in the cost of interest-bearing liabilities to 4.33% in the third quarter of 2007 from 3.85% in the third quarter of 2006. Despite equally heavy competition on quality loans, the yield on net loans has increased 2 basis points to 7.96.
The net interest margin for the nine months ended September 30, 2007 and 2006 was 3.83% and 3.98% respectively. Interest bearing liability costs have increased 11.9% or 45 basis points to 4.24% as of September 30, 2007, similar to the three month period. Helping offset the increased funding costs was a 27 basis point increase in the yield on net loans, which reached 7.97% for the nine months ended September 30, 2007.
Centra’s net interest margin continues to be above a vast majority of similar institutions in our operating markets based upon a peer comparison to similar Mid-Atlantic commercial bank holding companies. Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, competition, fluctuations in market interest rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,040	$63	23.88%	$2,448	$62	10.09%
Federal funds sold	48,485	609	4.98	60,257	805	5.30
Loans held for sale	2,599	45	6.83	3,070	66	8.50
Investments:
Taxable	114,849	1,513	5.23	135,371	1,513	4.44
Tax exempt	8,187	121	5.87	5,267	89	6.68

Loans:
Commercial	519,723	10,730	8.19	395,661	8,244	8.27
Tax exempt	7,938	152	7.59	4,014	73	7.19
Consumer	82,264	1,607	7.75	62,342	1,211	7.71
Real estate	179,640	3,125	6.90	169,554	2,893	6.77
Allowance for loan losses	(11,420)	—	—	(10,685)	—	—

Net loans	778,145	15,614	7.96	620,886	12,421	7.94

Total earning assets	953,305	17,965	7.48	827,299	14,956	7.17
Cash and due from banks	17,166			20,569
Other assets	48,749			13,587

Total assets	$1,019,220			$861,454

Liabilities
Deposits:
Non-interest bearing demand	$114,723	$—		$102,641	$—

NOW	137,135	1,540	4.45	87,349	906	4.13
Money market checking	112,180	973	3.44	73,164	487	2.64
Savings	35,893	117	1.30	52,808	174	1.31
IRAs	43,152	496	4.56	34,845	361	4.11
CDs	459,434	5,314	4.59	403,510	4,132	4.06
Short-term borrowings	25,546	282	4.38	31,420	393	4.97
Long-term borrowings	20,000	375	7.45	20,000	373	7.40

Total interest-bearing liabilities	833,340	9,097	4.33	703,096	6,826	3.85

Other liabilities	9,171			6,680

Total liabilities	957,234			812,417

Stockholders’ equity
Common stock	4,275			3,659
Paid-in capital	49,522			39,707
Accumulated earnings	7,926			5,794
Unrealized gains (losses)	263			(123)

Total stockholders’ equity	61,986			49,037

Total liabilities and stockholders’ equity	$1,019,220			$861,454

Net interest spread			3.15			3.32
Impact of non-interest bearing funds on margin			.55			.58

Net interest income-margin		$8,868	3.69%		$8,130	3.90%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,145	$165	19.22%	$1,853	$143	10.28%
Federal funds sold	34,909	1,363	5.22	22,665	883	5.21
Loans held for sale	2,774	128	6.16	2,997	146	6.53
Investments:
Taxable	110,101	4,340	5.26	78,029	2,604	4.45
Tax exempt	6,101	283	6.20	2,504	122	6.51
Loans:
Commercial	494,071	30,335	8.21	352,591	20,883	7.92
Tax exempt	5,705	356	8.34	2,902	159	7.33
Consumer	76,702	4,417	7.70	52,480	2,982	7.60
Real estate	176,060	9,110	6.90	135,588	6,800	6.69
Allowance for loan losses	(10,950)	—	—	(8,511)	—	—

Net loans	741,588	44,218	7.97	535,050	30,824	7.70

Total earning assets	896,618	50,497	7.53	643,098	34,722	7.22
Cash and due from banks	17,146			14,526
Other assets	47,193			18,276

Total assets	$960,957			$675,900

Liabilities
Deposits:
Non-interest bearing demand	$110,636	$—		$80,615	$—

NOW	114,047	3,727	4.37	75,598	2,089	3.69
Money market checking	108,337	2,699	3.33	66,401	1,289	2.60
Savings	36,354	336	1.24	28,929	252	1.16
IRAs	40,686	1,375	4.52	23,007	709	4.12
CDs	441,467	14,852	4.50	316,417	9,587	4.05
Short-term borrowings	21,234	704	4.43	26,015	892	4.61
Long-term borrowings	20,000	1,112	7.44	13,810	754	7.30

Total interest-bearing liabilities	782,125	24,805	4.24	550,177	15,572	3.79

Other liabilities	8,491			4,977

Total liabilities	901,252			635,769

Stockholders’ equity
Common stock	4,233			3,125
Paid-in capital	48,827			30,377
Accumulated earnings	6,378			6,732
Unrealized gains (losses)	267			(103)

Total stockholders’ equity	59,705			40,131

Total liabilities and stockholders’ equity	$960,957			$675,900

Net interest spread			3.29			3.43
Impact of non-interest bearing funds on margin			.54			.55

Net interest income-margin		$25,692	3.83%		$19,150	3.98%

Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $11,556,000; $10,336,000; and $10,734,000 as of September 30, 2007, December 31, 2006, and September 30, 2006, respectively. The increase in the allowance for credit losses at September 30, 2007 compared to September 30, 2006 was due to a continued increase in the loan portfolio through core growth. The provision for credit losses for the quarters ended September 30, 2007 and 2006 was $521,000 and $234,000, respectively. The provision for credit losses for the nine months ended September 30, 2007 and 2006 was $1,464,000 and $1,442,000, respectively.
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
     (Dollars in thousands)

	Nine Months Ended
	September 30
	2007	2006

Allowance for loan losses
Balance, beginning of period	$10,336	$6,907

Loan charge-offs	(150)	(55)
Loan recoveries	192	36

Net recoveries (charge-offs)	42	(19)

Balance obtained through merger	—	2,734
Provision for loan losses	1,178	1,112

Balance, end of period	$11,556	$10,734

Total non-performing assets and accruing loans past due 90 days are summarized as follows:
     (Dollars in thousands)

	September 30
	2007	2006

Non-accrual loans:
Commercial	$1,092	$—
Real Estate	430	575
Consumer	60	80

Total non-accrual loans	1,582	655
Renegotiated loans	—	—

Total non-performing loans	1,582	655
Other real estate, net	235	28

Total non-performing assets	$1,817	$683

Accruing loans past due 30 days or more	$1,921	$2,105
Non-performing loans as a % of total loans	0.19%	0.32%
Allowance for loan losses as a % of non-performing loans	730%	1,539%
Allowance for credit losses as a % of total loans	1.41%	1.46%
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:
(Dollars in thousands)

	September 30
	2007	2006

Balance, beginning of period	$1,167	$670
Provision	286	330

Balance, end of period	$1,453	$1,000

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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $1,585,000 in the third quarter of 2007 compared to $1,143,000 in the third quarter of 2006. Non-interest income totaled $4,246,000 in the first nine months of 2007 compared to $2,535,000 in the first nine months of 2006. Centra experienced volume related growth in each of the core non-interest income categories including services charges on deposit accounts (up 53%), increased other service charges and fees (up 46%) and increased secondary market income (up 20%). Non-interest income as a percentage of net interest income increased to 17% for the nine months ended September 30, 2007 from 13% for the respective period in 2006. This shift reflects Centra’s increasing focus on balancing non-interest income sources of revenue while protecting and maintaining customer relationships.
Service charges on deposit accounts increased to $597,000 in the third quarter of 2007 from $389,000 in the third quarter of 2006. Service charges on deposit accounts increased to $1,535,000 in the first nine months of 2007 from $876,000 in the first nine months of 2006. The overall increase in deposit accounts and fee structure changes drove the increases for each respective period.
Other service charges and fees increased to $485,000 in the third quarter of 2007 from $332,000 in the third quarter of 2006. Other service charges and fees increased to $1,355,000 in the first nine months of 2007 from $843,000 in the first nine months of 2006. These increases primarily relate to interchange fees which have increased $346,000 or 72% from the nine months ended September 30, 2006 to 2007 driven predominately by the deposit accounts acquired in the Smithfield acquisition on August 25, 2006.
Centra originates long-term, fixed-rate or adjustable rate first-lien conforming mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $294,000 from such fees in the third quarter of 2007 compared to $245,000 in the third quarter of 2006. For the nine months ended September 30, 2007, Centra recognized $819,000 of secondary market income which was an increase of $210,000 or 34%. This increase resulted from an increased level of mortgages being sold on the secondary market when compared to the comparable volumes in 2006.
Other income increased to $209,000 in the third quarter of 2007 from $177,000 in the third quarter of 2006. Other income increased to $537,000 in the first nine months of 2007 from $207,000 in the first nine months of 2006. These increases resulted primarily from recognizing Centra’s proportionate share ($253,000) of Smithfield’s June 2006 loss without such a corresponding loss recognized in 2007 as Centra owned a minority interest in Smithfield prior to completing the acquisition in August 2006. Improvements in other income were due to growth in title services income and brokerage and insurance fees.
Non-Interest Expense
For the third quarter of 2007, non-interest expense totaled $7,287,000 compared to $6,654,000 in the third quarter of 2006. Centra’s efficiency ratio, a ratio that measures the efficiency of non-interest expenses, less amortization of intangibles, incurred in relationship to net interest income plus non-interest income, was 72.21% for the third quarter of 2006 compared to 68.55% for the third quarter of 2007. Centra’s third-quarter 2007 efficiency ratio decreased due to overall increases in income while mitigating increases in non-interest expenses.
For the first nine months of 2007, non-interest expense totaled $20,851,000, compared to $14,848,000 in the first nine months of 2006. Centra’s efficiency ratio was 68.30% for the first nine months of 2007 compared to 68.80% for the first nine months of 2006. Given the incurred expenses of expanding into the Hagerstown market (a 2007 event), the Smithfield conversion (a 2007 event), and the Smithfield acquisition (a 2006 event), the efficiency ratio should begin to more closely approximate those of Centra’s peers in future periods assuming no similar events occur.
Salaries and benefits totaled $3,714,000 for the quarter ended September 30, 2007 compared to $3,213,000 for the quarter ended September 30, 2006. Salaries and benefits totaled $10,410,000 for the nine months ended September 30, 2007 compared to $7,459,000 for the nine months ended September 30, 2006. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service. Centra had 248 full-time equivalent personnel as of September 30, 2007 compared to 228 full-time equivalent personnel as of September 30, 2006. Salaries and benefits expense for the respective periods reflects the expansion into the Hagerstown market and Centra’s continued growth and commitment to provide high quality customer service.
For the quarters ended September 30, 2007 and 2006, occupancy expense totaled $568,000 and $447,000, respectively. For the nine months ended September 30, 2007 and 2006, occupancy expense totaled $1,556,000 and $967,000, respectively. Included in net occupancy expense for the nine months ended is lease expense which totaled $761,000 in 2007 and $380,000 in 2006. During 2005, Centra negotiated and accrued a lease termination fee of approximately $200,000 for vacating the 300 Foxcroft Avenue facility in Martinsburg. Centra’s plans were to construct a permanent facility on Foxcroft Avenue that would provide the required space and permit vacating the existing premises. Between 2005 and the ultimate completion of the new facility in June 2006, Centra incurred substantial growth in deposits, loans, and staffing associated with supporting those functions. Centra reevaluated its space requirements and renegotiated the existing space as well as the new office space on Foxcroft Avenue. Therefore, Centra reversed the lease termination fee accrual in the second quarter of 2006 thereby reducing occupancy expense by $200,000. The remainder of the increase of occupancy expenses resulted from our expansion into the Hagerstown market and placing a newly completed operations center into service during August 2007.
Equipment expense totaled $485,000 in the third quarter of 2007 compared to $381,000 for the third quarter of 2006. Equipment expense totaled $1,372,000 in the first nine months of 2007 compared to $1,071,000 for the first nine months of 2006. Included in equipment expense is depreciation of furniture, fixtures and equipment of $844,000 for the nine months ended September 30, 2007 and $727,000 for the nine months ended September 30, 2006. Increased depreciation expense for the respective time periods reflect equipment added through the Smithfield acquisition and continued expansion of Centra’s operations.
Advertising costs totaled $425,000 in the third quarter of 2007 compared to $218,000 in the third quarter of 2006. Advertising costs totaled $1,502,000 in the first nine months of 2007 compared to $725,000 in the first nine months of 2006. Total advertising expenses reflect the increased marketing of the bank’s products and image in 2007 and the marketing efforts undertaken in expanding into the Hagerstown region and continued intense competition for deposits. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy and has contributed favorably to the growth of the bank.
Professional fees totaled $450,000 in the third quarter of 2006 compared to $11,000 in the third quarter of 2007. Professional fees totaled $600,000 in the first nine months of 2006 compared to $198,000 in the first nine months of 2007. This decrease reflects non-recurring expenses recognized and incurred in connection with the Smithfield acquisition along with expenses previously accrued in connection with certain compliance projects that will no longer be incurred.
Data processing costs totaled $478,000 in the third quarter of 2007 compared to $365,000 in the third quarter of 2006. Data processing costs totaled $1,346,000 in the first nine months of 2007 compared to $859,000 in the first nine months of 2006. Data processing costs have increased in direct correlation to the number of deposit and loan accounts and the complexity of the bank.

Other outside services totaled $183,000 in the third quarter of 2007 compared to $173,000 in the third quarter of 2006. Other outside services totaled $631,000 in the first nine months of 2007 compared to $417,000 in the first nine months of 2006. This increase is due to higher correspondent bank fees, increased ATM networking related fees and other line item increases which also correlated to the increase in the deposit and loan accounts of the bank.
Other operating expense totaled $1,423,000 in the third quarter of 2007 compared to $1,407,000 in the third quarter of 2006. Other operating expense totaled $3,836,000 in the first nine months of 2007 compared to $2,750,000 in the first nine months of 2006. The primary components of growth in this area are an additional $370,000 of amortization of the core deposit intangible recognized in connection with the Smithfield acquisition, an increase of $96,000 in stationery and supplies, along with increases in courier costs, taxes not based on income, outside services, and travel and entertainment costs associated with the expansion and operation of various banking offices.
Income Tax Expense
Centra incurred income tax of $884,000 in the third quarter of 2007 compared to $932,000 for the third quarter of 2006. Centra incurred income tax expense of $2,716,000 in the first nine months of 2007 compared to $2,022,000 for the first nine months of 2006. The effective tax rate for the third quarter of 2007 was 34.6% compared to 40.1% for the third quarter of 2006. The effective tax rate for the first nine months of 2007 was 36.7% compared to 38.2% for the first nine months of 2006. Centra’s effective tax rate has decreased in comparison to prior periods primarily due to the increased holdings of tax exempt securities.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were .65% and 10.68% for the third quarter of 2007 compared to .64% and 11.29% for the third quarter of 2006. Returns on average assets (ROA) and average equity (ROE) were .65% and 10.49% for the first nine months of 2007 compared to .65% and 10.89% for the first nine months of 2006. The 2007 performance indicators were impacted by the expansion into the Hagerstown market and the $20 million stock offering initiated during the third quarter of 2007.
The bank is considered “well-capitalized” under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at September 30, 2007 were $1,060.7 million or an increase of $146.9 million since December 31, 2006. A majority of this increase is attributable to strong loan growth totaling $128.9 million since year end funded by increases in interest bearing deposits. The bank utilizes investment securities and federal funds sold to temporarily invest funds pending anticipated loan demand.
Deposits totaled $930.1 million at September 30, 2007 or an increase of $125.9 million since December 31, 2006. Short-term borrowings totaled $30.6 million at September 30, 2007 and have increased $5.2 million since December 31, 2006.

Stockholders’ equity has increased approximately $13.7 million from December 31, 2006 due primarily to the net stock offering proceeds of $8.9 million and net income of $4.7 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $67.2 million as of September 30, 2007 compared to $59.5 million as of December 31, 2006, or an increase of $7.7 million. This increase is due to funding gathered anticipating further loan demand and other daily fluctuations that primarily affect federal funds sold.
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
Investment Securities
Investment securities totaled $129.6 million as of September 30, 2007 and $125.1 million as of December 31, 2006. Government sponsored agency securities comprise the majority of the portfolio.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2007, the amortized cost of the bank’s investment securities totaled $128.7 million, resulting in unrealized appreciation in the investment portfolio of $941,000 and a corresponding increase in the bank’s equity of $565,000, net of deferred income taxes. Management believes that individual security declines in fair value are attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated the ability to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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
Loans
The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, Southwestern Pennsylvania and Hagerstown, Maryland. Areas of focus consist primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The following table details total loans outstanding as of:

     (Dollars in thousands)

	September 30	December 31
	2007	2006
Commercial	$132,335	$98,878
Real estate, commercial	422,175	350,007
Real estate, mortgage	183,515	179,248
Consumer	84,361	65,387

Total loans	$822,386	$693,520

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $930 million at September 30, 2007.
Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2007, non-interest bearing deposits totaled $95.8 million compared to $98.3 million at December 31, 2006. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $834.3 million at September 30, 2007 compared to $705.9 million at December 31, 2006. Average interest-bearing liabilities totaled $833.3 million during the third quarter of 2007 compared to $703.1 million for the third quarter of 2006. Average interest-bearing liabilities totaled $782.1 million during the first nine months of 2007 compared to $550.2 million for the first nine months of 2006. Average non-interest bearing demand deposits totaled $114.7 million for the third quarter of 2007 compared to $102.6 million for the third quarter of 2006. Average non-interest bearing demand deposits totaled $110.6 million for the first nine months of 2007 compared to $80.6 million for the first nine months of 2006. Management will continue to emphasize deposit gathering in 2007 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At September 30, 2007, short-term borrowings totaled $30.6 million compared to $25.4 million at December 31, 2006.
Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In June 2006 and September 2004, Centra completed the private placement of two $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 1.65% and 2.29%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.
Capital/Stockholders’ Equity
At September 30, 2007, accumulated other comprehensive gain totaled $565,000 compared to an accumulated other comprehensive gain of $410,000 at December 31, 2006. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2007, Centra Bank has $16.6 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2006 Form 10-K. At September 30, 2007 Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a “well-capitalized” financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $29.6 million and $26.2 million at September 30, 2007 and December 31, 2006, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2007 and December 31, 2006 was $146.1 million and $116.0 million, respectively. At September 30, 2007 and December 31, 2006, Centra has recorded $1,453,000 and $1,167,000, respectively, as an allowance against losses related to these commitments and has classified that allowance in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate or adjustable rate mortgage loans and sells them on the secondary market, servicing released. At September 30, 2007 and December 31, 2006, Centra had $3.3 million and $1.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of September 30, 2007 in all rate change scenarios.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2007:
     (Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income

300	($2,523)	(7.43%)
200	(1,647)	(4.85%)
100	(795)	(2.34%)
-100	757	2.23%

Effects of Inflation on Financial Statements
Substantially all of the bank’s assets relate to banking and are monetary in nature. Therefore, they are not impacted by inflation to the same degree as companies in capital-intensive industries in a replacement cost environment. During a period of rising prices, a net monetary asset position results in loss in purchasing power and conversely a net monetary liability position results in an increase in purchasing power. In the banking industry, typically monetary assets exceed monetary liabilities. The current monetary policy targeting low levels of inflation has resulted in relatively stable price levels. Therefore, inflation has had little impact on Centra’s net assets.
Future Outlook
The bank’s results of operations through nine months of 2007 shows that Centra has been able to digest the Smithfield acquisition and expansion into Hagerstown market while growing in all of our operating markets at a substantial pace. The continued emphasis in future periods will be to continue profitable growth while balancing the affects of competition on pricing of our interest bearing assets and liabilities. The critical challenge for the bank in the future will be the emphasis on customer service with the highest quality products and technology.
Future plans for the bank involve continuing the successful start of the operations in the Hagerstown, Maryland area. In our Berkeley County market, the bank is enhancing the personal banking services and relocated our Williamsport Pike location to a larger full-service location more convenient for our customers. We also anticipate opening another location in Berkeley County along with a facility in our Fayette County market in early 2008. These locations complement our delivery systems and enable the bank to service a broader customer base.
To support the overall growth of the organization, Centra relocated its item processing unit, deposit and loan support operations, centralized mortgage processing, information technology resources and selected other administrative functions to an 19,000 square foot facility located in Morgantown, WV. This facility provides Centra with a state of the art center supporting the entire organization. In connection with this move, Centra incurred additional lease expense beginning in August 2007 and incurred certain capital expenditures that would otherwise not be incurred through the normal course of business.
In June 2007, Centra filed a Form S-1 Registration Statement with the Securities and Exchange Commission to register 1,000,000 shares of Centra’s common stock at $20 per share for a public offering amount of $20,000,000. The registration statement was declared effective by the SEC on July 27, 2007. Pursuant to General Instruction V of Form S-1 and Rule 462(b), Centra has filed on October 29, 2007 with the SEC a S-1 which will allow Centra to offer an additional 200,000 shares of Common Stock. Centra anticipates completing the offering in the fourth quarter of 2007.
On October 18, 2007, Centra Financial Holdings, Inc. announced the declaration of a 10% stock dividend to be issued to shareholders of record on December 12, 2007. The dividend is payable on January 2, 2008.

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

October 30, 2007	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer