Form 10-K
period 2007-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2008-03-28
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period from July 1, 2007 to August 31, 2007, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 29, 2007 was $49,963,168. For this purpose, certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 8, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Centra Financial Holdings, Inc., or Centra, was formed on October 25, 1999, as a bank holding company. Centra Bank, Inc., or the bank or Centra Bank, was formed on September 27, 1999, and chartered under the laws of the state of West Virginia. The bank commenced operations on February 14, 2000. During the first quarter of 2001, Centra formed two second-tier holding companies (Centra Financial Corporation — Morgantown, Inc. and Centra Financial Corporation — Martinsburg, Inc.) During the first quarter of 2007, Centra formed two additional second-tier holding companies (Centra Financial Corporation — Uniontown, Inc. and Centra Financial Corporation — Hagerstown, Inc.) These four entities were formed to manage the banking operations of Centra Bank, the sole bank subsidiary, in those markets.

Centra operates offices in the Suncrest, Waterfront, Cheat Lake, and Sabraton areas of Morgantown; the Williamsport Pike, Foxcroft Avenue, and South Berkeley areas of Martinsburg, West Virginia; the Uniontown, Smithfield, Fairchance, and Point Marion areas of Fayette County, Pennsylvania; and the Pennsylvania Avenue and Kenley Square areas of Hagerstown, Maryland. At December 31, 2007, Centra had total assets of $1,085 million, total loans of $876 million, total deposits of $944 million, and total stockholders’ equity of $88 million.

Centra’s business activities are currently confined to a single segment, which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers travelers checks and official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), eleven automobile drive-in facilities, banking by phone, and Internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.

At December 31, 2007, Centra had 257 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Web site is www.centrabank.com.

Since the opening date of February 14, 2000, Centra has experienced significant growth in loans and deposits due to tremendous community and customer support.

In December 2007, Centra completed a 1,200,000 share offering of Centra’s common stock at $20 per share for a public offering amount of $24,000,000.

Recent Additions

On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006.

Customers and Markets

Centra’s market areas have a diverse economic structure. Centra has expanded from its roots in Monongalia County, West Virginia, to a market area that encompasses eastern West Virginia, southwestern Pennsylvania and western Maryland. Principal industries or employers in Monongalia County include health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas, and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, federal government, and printing and binding. Principal businesses and industries in Washington County include manufacturing, data processing, health care, higher education, construction, tourism, transportation and warehousing, scientific and technical services and retail businesses. Fayette County’s industries include health care, education, customer service centers, steel fabrication, water meter production, glass production, coal strip mining, retail businesses, sales, and professional services. In addition, tourism, education, and other service-related industries are important and growing components of the economy of our markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.

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

Commercial Loans

At December 31, 2007, Centra had outstanding approximately $604 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 69.0% of the total aggregate loan portfolio as of that date.

Lending Practices.  Commercial lending entails significant additional risks as compared with consumer lending (i.e., single-family residential mortgage lending and installment lending). In addition, the payment experience on commercial loans typically depends on adequate cash flow of a business and thus may be subject, to a greater extent, to adverse conditions in the general economy or in a specific industry. Loan terms include amortization schedules commensurate with the purpose of each loan, the source of repayment, and the risk involved. Extensions of credit to borrowers whose aggregate total debt, including the principal amount of the proposed loan, exceeds $5.0 million require board approval. The primary analysis technique used in determining whether to grant a commercial loan is the review of a schedule of estimated cash flows to evaluate whether anticipated future cash flows will be adequate to service both interest and principal due. In addition, Centra reviews collateral to determine its value in relation to the loan in the event of a foreclosure.

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

Consumer Loans

At December 31, 2007, Centra had outstanding consumer loans in an aggregate amount of approximately $86 million or approximately 9.8% of the total loan portfolio.

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

Real Estate Loans

At December 31, 2007, Centra had approximately $186 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 21.2% of the total loan portfolio.

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

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

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

International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (USA Patriot Act)  The International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 (the “Patriot Act”) was adopted in response to the September 11, 2001, terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad-reaching provisions contained in the Patriot Act are several provisions designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States, or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

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

Limits on Dividends

Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $17,225,000 available for dividends at January 1, 2008.

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

Executive Officers

The following are the executive officers of Centra Financial Holdings.

Name	Age	Position	Principal Occupation (Past Five Years)

Douglas J. Leech	53	Chairman, President and Chief Executive Officer	Chairman, President and CEO Centra Financial Holdings, Inc., President Centra Bank, Inc.
Henry M. Kayes, Jr.	40	Vice President	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); Senior Vice President — City Executive, Martinsburg, West Virginia, BB&T(2000 to 2001); Senior Vice President, One Valley Bank — East (1989 — 2001)
Kevin D. Lemley	53	Vice President, CFO and Treasurer	Senior Vice President and CFO Centra Bank, Inc. (1999 to present); Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, Chief Financial Officer (1987-1997)

Name	Age	Position	Principal Occupation (Past Five Years)

Timothy P. Saab	51	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present); Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989 — 1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997)
E. Richard Hilleary	59	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999)
Karla J. Strosnider	45	Vice President	Senior Vice President, Centra Bank, Inc. (1999 to present); Assistant Vice President, Operations, One Valley Bank — Charleston (1981 to 1999)
John T. Fahey	46	Vice President	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); Marketing Director, Huntington National Bank, West Virginia (1991 to 1999)

ITEM 1A.	RISK FACTORS

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.

Centra’s business depends on the creditworthiness of its customers. Centra periodically reviews the allowance for loan losses for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses in the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, the business, financial condition, liquidity, capital, and results of operations could be materially adversely affected. See the sections captioned “Allowance and Provision for loans Losses” in Item 7 of this Form 10-K for further discussion related to Centra’s allowance for loan losses.

Changes in interest rates could reduce income and cash flows.

Aside from credit risk, the most significant risk resulting from Centra’s normal course of business, extending loans and accepting deposits, is interest rate risk. Centra’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and other borrowings. These rates are highly sensitive to many factors outside of Centra’s control, including general economic conditions and the fiscal and monetary policies of various governmental agencies, in particular, the Federal Reserve. Changes in monetary policy and changes in interest rates will affect loan origination values, the values of investments and other assets, the volume of deposits and other borrowings and the rates received on loans and investment securities and the rates paid on deposits and other borrowings and the resulting margin. Fluctuations in these areas may have an adverse effect.

Management uses various measures to monitor interest rate risk and believes it has implemented effective asset and liability management strategies to reduce the potential effects of changes in interest rates on Centra’s results of operations. Management also periodically adjusts the mix of assets and liabilities to manage interest rate risk. However, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on Centra’s financial condition and results of operations. See the sections captioned “Interest Income and Expense”, “Liquidity and Interest Rate Sensitivity” and “Interest Rate Risk” in Item 7 of this Form 10-K for further discussion related to Centra’s interest rate risk.

Centra’s success depends on Centra’s management team.

The departure of one or more of Centra’s officers or other key personnel could adversely affect Centra’s operations and financial position. Centra’s management makes most decisions that involve Centra’s operations. A significant portion of Centra’s key personnel have all been with Centra since Centra was formed in 1999.

Centra’s real estate portfolios are exposed to weakness in the U.S. housing markets and the overall state of the economy.

The declines in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, could result in increases in delinquencies and losses in Centra’s portfolio of loans related to residential real estate construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses. In that event, Centra’s earnings and capital could be adversely affected.

Centra faces vigorous competition in its market areas.

Centra faces competition from the following:

•	local, regional and national banks;

•	savings and loans;

•	internet banks;

•	credit unions;

•	finance companies; and

•	brokerage firms serving Centra’s market areas.

In particular, Centra’s competitors include several major national financial and banking companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by Centra, which may cause current and potential customers to choose those institutions. Areas of competition include interest rates for loans and deposits, efforts to obtain deposits and range and quality of services provided. If Centra is unable to attract new and retain current customers, loan and deposit growth could decrease causing Centra’s results of operations and financial condition to be negatively impacted.

Centra is highly regulated.

The operations of Centra are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on them. Policies adopted or required by these governmental authorities can affect Centra’s business operations and the availability, growth, and distribution of Centra’s investments, borrowings, and deposits. Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive in Morgantown, West Virginia and its operation center on University Avenue in Morgantown, West Virginia. Centra Bank also leases its offices on Foxcroft Avenue in Martinsburg. Rent expense on the leased properties totaled $1,063,000 in 2007, $985,000 in 2006, and $764,000 in 2005. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $658,000 in 2007, $593,000 in 2006, and $330,000 in 2005 and has primarily increased due to additional space being leased.

Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from “Note 5. Bank Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

Centra is engaged in various legal actions that it deems to be in the ordinary course of business. As these legal actions are resolved, Centra could realize positive and/or negative impact to its financial performance in the period in which these legal actions are ultimately decided. There can be no assurance that current actions will have immaterial results, either positive or negative, or that no material actions may be presented in the future.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASER OF EQUITY SECURITIES

Centra’s common shares are not traded on any national exchange.

The table presented below sets forth the estimated market value for the indicated periods based upon sales known to management with respect to Centra’s common shares. Centra’s stock is not traded on any national or regional stock exchange and the prices listed below are based on Centra’s knowledge of certain arm’s-length transactions in the stock, including sales by Centra of its stock in connection with SEC registered offerings by Centra. In addition, dividends are subject to the restrictions described in Note 12 to the financial statements.

Quarterly Market and Dividend Information:

	2007		2006
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	18.18	$0.00	$14.87	$0.00
Third Quarter	18.18	0.00	14.87	0.00
Second Quarter	14.87	0.00	14.87	0.00
First Quarter	14.87	0.00	12.21	0.00

Centra declared a 10% stock dividend on common shares on October 22, 2007, with a record date of December 12, 2007, payable January 2, 2008. All per share data has been restated to reflect the stock dividend.

As a result of record earnings and strong growth in 2007, the Board of Directors of Centra declared on February 21, 2008 the payment of Centra’s first cash dividend on Centra common stock. Payable on April 1, 2008, $0.05 per share will be distributed to shareholders of record on March 14, 2008. This follows Centra’s fourth 10% stock dividend in as many years

Centra had 1,636 stockholders of record at December 31, 2007.

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

The following line graph compares the five-year cumulative total shareholder return of Centra’s common shares, based on an initial investment of $100 on December 31, 2002, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks [U.S. Companies]”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #6712) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTRA FINANCIAL HOLDINGS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2007

	2002	2003	2004	2005	2006	2007
CENTRA FINANCIAL HOLDINGS, INC.	100.00	100.00	100.00	115.38	140.55	156.19
SIC CODE INDEX	100.00	130.40	141.81	139.44	158.68	141.53
NASDAQ MARKET INDEX	100.00	150.36	163.00	166.58	183.68	201.91

ITEM 6.	SELECTED FINANCIAL DATA

The information below has been derived from Centra’s Consolidated Financial Statements.

(Dollars in Thousands, except
Ratios and Per Share Data)	2007	2006(a)	2005	2004	2003

Operating Data
For the year ended:
Total interest income	$68,570	$50,201	$29,530	$20,014	$14,634
Total interest expense	34,001	22,976	11,288	6,846	5,304
Net interest income	34,569	27,225	18,242	13,168	9,330
Provision for credit losses	3,498	2,327	1,341	2,160	2,099
Other income	6,081	3,638	3,135	2,497	2,786
Security losses	—	(40)	(247)	—	—
Other expense	28,921	20,735	13,465	10,350	8,157
Income tax expense (benefit)	2,904	2,929	2,337	1,151	(104)
Net income	5,327	4,832	3,987	2,004	1,964
Balance Sheet Data
At year-end:
Total assets	$1,085,187	$913,853	$550,756	$442,914	$350,368
Investment securities	125,904	125,130	49,748	23,386	22,895
Total loans	876,176	693,520	463,496	396,914	295,925
Total deposits	943,934	804,188	484,532	385,822	302,355
Short-term borrowings	25,173	25,366	18,536	14,507	16,953
Long-term debt	20,000	20,000	10,000	10,000	—
Stockholders’ equity	87,920	57,113	33,873	29,745	27,838
Significant Ratios
Net income to:
Average total assets	.54%	.66%	.80%	.50%	.64%
Average stockholders’ equity	8.16	9.92	12.50	6.98	7.32
Average stockholders’ equity to average total assets	6.59	6.60	6.42	7.14	8.78
Average total loans to average deposits	89.00	89.61	99.46	99.06	90.66
Risk-based capital ratio	12.24	10.28	11.58	12.09	10.95
Per Share Data
Basic net income (loss) per share	$1.09	$1.21	$1.00	$0.59	$0.58
Diluted net income (loss) per share	$1.00	$1.11	$0.92	$0.56	$0.55
Cash dividends paid	$0.00	$0.00	$0.00	$0.00	$0.00
Book value at end of period	$14.72	$13.57	$10.93	$10.59	$9.91
Basic weighted-average shares outstanding	4,894,646	3,995,077	3,995,077	3,397,385	3,397,385
Diluted weighted-average shares outstanding	5,327,042	4,353,435	4,353,435	3,566,119	3,590,587

(a)	The financial data for 2006 and beyond includes the acquisition of Smithfield.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements:

The following discussion contains statements that refer to future expectations, contains projections of the results of operations or of financial condition, or states other information that is “forward-looking.” “Forward-

looking” statements are easily identified by the use of words such as “could,” “anticipate,” “estimate,” “believe,” and similar words that refer to a future outlook. There is always a degree of uncertainty associated with “forward-looking” statements. Centra’s management believes that the expectations reflected in such statements are based upon reasonable assumptions and on the facts and circumstances existing at the time of these disclosures. Actual results could differ significantly from those anticipated.

Many factors could cause Centra’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include those set forth in the “Risk Factors” section and the following:

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

In Management’s Discussion and Analysis, we review and explain the general financial condition and the results of operations for Centra Financial Holdings, Inc. and its subsidiaries. We have designed this discussion to assist you in understanding the significant changes in Centra’s financial condition and results of operations. We have used United States generally accepted accounting principles to prepare the accompanying consolidated financial statements. We engaged Ernst & Young LLP to audit the consolidated financial statements and their independent audit report is included in Item 8 herein.

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

Allowance for Loan Losses

In general, determining the amount of the allowance for loan losses requires significant judgment and the use of estimates by management. Centra maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses on impaired loans, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance, and other relevant factors. Management continually monitors the loan portfolio through its Loan Review Department to evaluate the adequacy of the allowance. The provision could increase or decrease each quarter based upon the results of management’s formal analysis.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $13.5 million at December 31, 2007, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectibility of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Centra to experience increases in problem assets, delinquencies, and losses on loans.

Investment Securities

Investment securities represent the second largest component of Centra’s assets, accounting for approximately 12% of total assets at December 31, 2007. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Centra’s balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence, and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

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

At December 31, 2007, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to adverse changes in the financial markets, additional charges to income could occur in future periods.

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

From time-to-time and in the ordinary course of business, Centra is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Centra in its tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. On a quarterly basis, management assesses Centra’s tax exposures based on the most recent information available and adjusts the related liability as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

Centra has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2007. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Centra would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Centra’s financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Centra during 2007 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect Centra’s financial condition, results of operations, or liquidity.

Summary Financial Results

Centra began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. On August 25, 2006, Centra completed the acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania, which significantly impacted Centra’s overall performance. The total cost of the acquisition was $28.5 million and was primarily financed by the proceeds of an $18 million public stock offering and the issuance of $10 million of trust preferred securities. At the date of acquisition, Smithfield had $247 million and $213 million of total assets and total deposits respectively.

Centra earned $5,327,000 in 2007 compared to $4,832,000 in 2006. The earnings equated to a 2007 return on average assets of .54% and a return on average equity of 8.16%, compared to prior year results of .66% and 9.92%, respectively. Basic earnings per share was $1.09 in 2007 compared to $1.21 in 2006. Diluted earnings per share was $1.00 in 2007 compared to $1.11 in 2006.

While operating in a challenging interest rate environment, the bank achieved a 7.45% yield on earning assets in 2007 compared to 7.27% in 2006. Despite extensive competition, total loans increased to $876.2 million at December 31, 2007, from $693.5 million at December 31, 2006.

Deposits increased to $943.9 million at December 31, 2007, from $804.2 million at December 31, 2006, due to strong growth across all markets and Centra’s de novo expansion into Hagerstown, Maryland. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 4.22% in 2007 compared to 3.85% in 2006. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.77% in 2007 compared to 3.95% in 2006.

The bank maintained a high-quality, short-term investment portfolio during 2007 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customer’s accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2007 and 2006.

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

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.77% in 2007 compared to 3.95% in 2006. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

Management continues to analyze methods to deploy Centra’s assets into an earning asset mix which will result in a stronger net interest margin. Core loan growth continues to be strong and management anticipates that loan activity will remain strong in the near term future.

During 2007, net interest income increased by $7.4 million or 27% to $34.6 million in 2007 from $27.2 million in 2006. This increase is partly due to the Smithfield acquisition and growth in core average earning assets. Average total loans grew to $778.7 million in 2007 from $576.5 million in 2006. Primarily as a result of this growth, total interest income increased by $18.4 million, or 36.6%, to $68.6 million in 2007 from $50.2 million in 2006. Average interest-bearing liabilities, mainly deposits, likewise increased in 2007 by $208.7 million. Average interest-bearing deposits grew to $762.2 million in 2007 from $556.9 million in 2006. Primarily as a result of this growth, total interest expense increased by $11 million, or 48%, to $34.0 million in 2007 from $23.0 million in 2006.

Centra continues to focus on the profitability of earning assets which resulted in the yield on earning assets increasing to 7.45% in 2007 from 7.27% in 2006. This increase occurred in each major earning asset category on the balance sheet including net loans which increased from 7.77% to 7.90%. Centra’s investment portfolio yield increased to 5.29% during 2007 from 4.76% in 2006. Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.

The cost of interest-bearing liabilities increased to 4.22% in 2007 from 3.85% in 2006. This increase is primarily a result of the rising rate environment and the competitive pressures to obtain deposits.

Centra utilized $10,000,000 in trust preferred securities (see Note 8) as an additional funding source in 2006. Combined with a prior issue, this long-term debt had an effective weighted-average rate of 7.44% in 2007 and 7.35% in 2006. Interest expense on long-term debt was $1,488,000 in 2007 and $1,129,000 in 2006.

Statistical Financial Information Regarding Centra

The following tables provide further information about Centra’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2007			2006
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Securities(1)(4):
Taxable	110,357	5,770	5.23%	$87,922	$4,130	4.70%
Tax-exempt	9,640	575	5.96%	3,171	206	6.50%
Loans(2)(3)(4):
Commercial	521,193	42,260	8.11%	374,864	29,992	8.00%
Real estate	178,575	12,278	6.88%	145,947	9,870	6.76%
Consumer	78,956	6,070	7.69%	55,671	4,207	7.56%
Allowance for loan losses	(11,282)			(9,095)

Net loans	767,442	60,608	7.90%	567,387	44,069	7.77%
Loans held for sale	2,641	156	5.91%	2,678	171	6.39%
Short-term investments:
Interest-bearing deposits	1,120	70	6.34%	2,211	244	11.04%
Federal funds sold	34,879	1,769	5.07%	29,737	1,548	5.21%

Total	35,999	1,839	5.11%	31,948	1,792	5.61%

Total earning assets	926,079	68,947	7.45%	693,106	50,368	7.27%
Other assets	65,405			44,485

Total assets	$991,484			$737,591

Interest-bearing deposits:
Savings	36,081	449	1.24%	$34,179	412	1.21%
Demand	237,072	9,054	3.82%	153,538	5,131	3.34%
Time	488,998	22,050	4.51%	369,201	15,206	4.12%

Total	762,151	31,553	4.14%	556,918	20,749	3.73%
Short-term borrowed funds	22,879	960	4.20%	24,003	1,098	4.57%
Long-term debt	20,000	1,488	7.44%	15,370	1,129	7.35%

Total interest-bearing liabilities	805,030	34,001	4.22%	596,291	22,976	3.85%

Non-interest-bearing demand deposits	112,794			86,424
Other liabilities	8,353			6,188

Total liabilities	926,177			688,903
Stockholders’ equity	65,307			48,688

Total liabilities and stockholders’ equity	991,484			$737,591

Interest rate spread		$34,946	3.23%		$27,392	3.42%

Interest income/earning assets			7.45%			7.27%
Interest expense/earning assets			3.67%			3.32%

Net yield on earning assets (net interest margin)			3.77%			3.95%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $801 in 2007 and $740 in 2006.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2007 and 2006, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Analysis of Net Interest Income:

	2005
			Average
	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate

Securities(1)(4):
Taxable	$25,553	$769	3.01%
Tax-exempt	192	11	5.73%
Loans(2)(3)(4):
Commercial	290,660	19,040	6.55%
Real estate	107,122	6,510	6.08%
Consumer	35,128	2,582	7.35%
Allowance for loan losses	(7,075)

Net loans	425,835	28,132	6.61%
Loans held for sale	2,721	164	6.02%
Short-term investments:
Interest-bearing deposits	1,627	95	5.89%
Federal funds sold	11,591	425	3.67%

Total	13,218	520	3.94%

Total earning assets	467,519	29,596	6.33%
Other assets	28,961

Total assets	$496,480

Interest-bearing deposits:
Savings	$15,282	113	0.74%
Demand	111,921	1,960	1.75%
Time	246,427	8,227	3.34%

Total	373,630	10,300	2.76%
Short-term borrowed funds	16,164	423	2.62%
Long-term debt	10,000	565	5.65%

Total interest-bearing liabilities	399,794	11,288	2.82%

Non-interest-bearing demand deposits	61,636
Other liabilities	3,159

Total liabilities	464,589
Stockholders’ equity	31,891

Total liabilities and stockholders’ equity	$496,480

Interest rate spread		$18,308	3.51%

Interest income/earning assets			6.33%
Interest expense/earning assets			2.41%

Net yield on earning assets (net interest margin)			3.92%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2005 were $371.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2005, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$11,859	$408	$12,267
Real estate	2,241	167	2,408
Consumer	1,789	74	1,863

Net loans	15,889	649	16,538
Loans held for sale	(2)	(13)	(15)
Securities:
Taxable	1,136	504	1,640
Tax exempt	387	(18)	369
Federal funds sold and other	216	(169)	47

Total interest-earning assets	17,626	953	18,579

Interest-bearing liabilities:
Savings deposits	$23	$14	$37
Interest-bearing demand deposits	3,107	816	3,923
Time deposits	5,297	1,547	6,844
Short-term borrowings	(50)	(88)	(138)
Long-term debt	344	15	359

Total interest-bearing liabilities	$8,721	$2,304	$11,025

Net interest income	$8,905	$(1,351)	$7,554

	2006 vs. 2005
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$6,208	$4,744	$10,952
Real estate	2,561	799	3,360
Consumer	1,550	75	1,625

Net loans	10,319	5,618	15,937
Loans held for sale	(3)	10	7
Securities:
Taxable	2,733	628	3,361
Tax exempt	193	2	195
Federal funds sold and other	976	296	1,272

Total interest-earning assets	$14,218	$6,554	$20,772

Interest-bearing liabilities:
Savings deposits	$198	$101	$299
Interest-bearing demand deposits	921	2,250	3,171
Time deposits	4,751	2,228	6,979
Short-term borrowings	266	409	675
Long-term debt	362	202	564

Total interest-bearing liabilities	$6,498	$5,190	$11,688

Net interest income	$7,720	$1,364	$9,084

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Allowance and Provision for Credit Losses

Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. The allowance for loan losses was $13,536,000, $10,336,000, and $6,907,000 at December 31, 2007, 2006, and 2005, respectively. The allowance for loan losses increased compared to the previous periods due to the continued increase in the loan portfolio and deteriorating general economic conditions. The allowance for loan losses as a percentage of total loans was 1.54%, 1.49%, and 1.49% at December 31, 2007, 2006, and 2005, respectively. The allowance for loan losses as a percentage of total loans compared to previous periods increased slightly based upon management’s analysis of the adequacy of the reserve.

As evidenced in the following table, the allowance for loan losses allocated to commercial loans increased by $1,392,000. This increase was primarily due to the continued increase in the outstanding balance of commercial loans and an increase in risk factors associated with the portfolio. The allowance allocated to consumer and real estate loans increased $551,000 and $1,257,000, respectively, primarily due to continued loan growth in each portfolio.

In connection with the Smithfield acquisition, Centra acquired various commercial, consumer, and mortgage loans previously originated by Smithfield to sub-prime borrowers. As of December 31, 2007, approximately $15 million of these loans were outstanding. Given the inherent risks of sub-prime lending, management has separately considered these loans within its analysis of the allowance for credit losses. While losses have been minimal, management has increased reserves allocated to this portfolio by approximately

$250,000 from 2006. Also, in connection with the Smithfield acquisition, management identified certain Smithfield loans as problem credits in accordance with Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and determined that the related allocated allowance for loan losses was not material.

Centra incurred net recoveries totaling $41,000 in 2007 and net charge offs totaling $1,072,000 in 2006. The total in 2006 was primarily the result of a commercial relationship that significantly deteriorated during the fourth quarter of 2006. During the fourth quarter of 2007, Centra placed several large commercial loans on nonaccrual which increased nonaccrual loans by $2,838,000 to $4,196,000 at December 31, 2007, compared to $1,358,000 at December 31, 2006. Centra had other real estate owned of $235,000 as of December 31, 2007, and $10,000 as of December 31, 2006. As of December 31, 2007, Centra had delinquent loans of $4,929,000 and $2,131,000 as of December 31, 2006. The overall increase in delinquencies is attributable to deteriorating general economic conditions and its impact on our customers.

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

During 2007, Centra recorded a provision for credit losses of $3,159,000 related to on-balance sheet loans and $339,000 for unused off balance sheet commitments. This compared to a provision for credit losses in 2006 of $1,830,000 for on balance sheet loans and $497,000 for unused off-balance sheet commitments in 2006. Net recoveries represented .01% of average loans outstanding in 2007 and total charge-offs represented and .19% of average loans outstanding in 2006.

Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2007	2006	2005	2004	2003

Balance, January 1	$10,336	$6,907	$5,764	$3,922	$2,060
Provision	3,159	1,830	1,301	2,065	1,879
Charge-offs	213	1,272	304	227	17
Recoveries	254	200	146	4	—

Net (recoveries) charge-offs	(41)	1,072	158	223	17
Balance acquired through acquisition	—	2,671	—	—	—

Balance, December 31	13,536	$10,336	$6,907	$5,764	$3,922

Ratio of net (recoveries)
charge-offs to average loans	(.01)%	.19%	.04%	.06%	.01%

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2007	2006	2005	2004	2003

Allocation of allowance for loan losses at December 31:
Commercial	$7,628	$6,236	$5,291	$4,217	$3,409
Real estate	3,273	2,140	769	983	252
Real estate construction	276	152	65	80	15
Consumer	2,359	1,808	782	484	246

Total	$13,536	$10,336	$6,907	$5,764	$3,922

Percent of loans to total loans at December 31:
Commercial	69%	65%	66%	68%	71%
Real estate	19	24	23	23	19
Real estate construction	2	2	2	2	2
Consumer	10	9	9	7	8

Total	100%	100%	100%	100%	100%

The allowance for loan losses related to unused off balance sheet commitments and its activity is as follows:

(Dollars in Thousands)	2007	2006	2005	2004	2003

Balance, January 1	$1,167	$670	$630	$535	$315
Provision	339	497	40	95	220

Balance, December 31	1,506	$1,167	$670	$630	$535

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

Total non-performing assets were $4,431,000 at December 31, 2007, compared with $1,368,000 at December 31, 2006, and represent 0.48% and 0.20%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

(Dollars in Thousands)	2007	2006	2005	2004	2003

Nonaccrual loans
Commercial	$3,005	$1,149	$—	$358	$455
Real estate	905	—	—	—	—
Consumer	286	209	72	1	9

Total nonaccrual loans	4,196	1,358	72	359	464
Renegotiated loans	—	—	—	—	—

Total non-performing loans	4,196	1,358	72	359	464
Other real estate, net	235	10	204	—	—

Total non-performing assets	4,431	$1,368	$276	$359	$464

Accruing loans past due 90 days or more	—	—	—	—	—

Non-performing loans as a% of total loans	.48%	.20%	.02%	.09%	.16%
Allowance for loan losses as a% of non-performing loans	323%	761%	9,593%	1,681%	961%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $435,000. Amounts actually collected and recorded as interest income for these loans were $316,000.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $6,081,000 in 2007 compared to $3,598,000 in 2006. This increase is primarily related to additional fee income related to the Smithfield acquisition in addition to core growth of deposits and growth related to other service charges and fees.

Service charges on deposit accounts increased to $2,174,000 in 2007 from $1,241,000 in 2006. This growth was driven by the increased volume of deposit accounts and the Smithfield acquisition, which contributed approximately $257,000 of service charge income in 2006 and $667,000 in 2007.

Other service charges and fees increased to $1,893,000 in 2007 from $1,224,000 in 2006. This growth is primarily attributed to Visa and MasterCard related fees associated with an expanded card base.

Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $1,099,000 of income from selling those loans during 2007 compared to $808,000 of such income in 2006. This increase resulted from a favorable market and the expansion into the Hagerstown Maryland market which contributed $168,000 to the growth. Approximately $72 million of loans were sold in 2007 compared to approximately $62 million in 2006.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

In 2007, total non-interest expense reached $28.9 million compared to $20.7 million in 2006. The level of non-interest costs incurred included a full year of expenses associated with the Smithfield acquisition, start up costs in the Hagerstown market, and is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Salaries and benefits expense totaled $14.7 million in 2007 compared to $10.0 million in 2006. At December 31, 2007, Centra had 257 full-time equivalent employees compared to 238 full-time equivalent employees at December 31, 2006, an increase of 8%. This increase relates to the expansion into Hagerstown, Maryland and other core expansion. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, effectively optimizing customer service and return to shareholders.

Occupancy expense totaled $2,171,000 in 2007 compared to $1,840,000 in 2006. This increase is primarily due to the leasing of a facility to house a new operations center located in Morgantown, West Virginia. Included in these totals is depreciation expense of $315,000 in 2007 and $241,000 in 2006. Depreciation expense increased due to our continued expansion in each of our markets. Lease expense totaled $1,063,000 in 2007 compared to $985,000 in 2006.

Equipment expense totaled $1,921,000 in 2007 compared to $1,524,000 in 2006. Depreciation expense on furniture, fixtures, and equipment constituted $1,171,000 in 2007 compared to $970,000 in 2006. Equipment depreciation reflects Centra’s commitment to technology and the impact of a full year of depreciation expense related to the Smithfield acquisition.

Advertising costs totaled $2,029,000 in 2007 compared to $1,031,000 in 2006. Increases in the total costs reflect the marketing of the bank’s products and the marketing within Fayette County and Washington County. The bank marketed more intensely in 2007 in an attempt to generate deposits to support loan demand. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Data processing costs totaled $1,763,000 in 2007 compared to $1,292,000 in 2006. The overall increase is due to volume related charges from our core system provider, the addition of our operation center and the addition of new branches in Washington County, Maryland.

Other expense increased to $5,159,000 in 2007 from $3,988,000 in 2006. The primary components of this increase were non-income related taxes, a full year of amortization of core deposit intangibles recognized in connection with the Smithfield acquisition, and regulatory fees.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions) as a key indicator of performance. Centra’s efficiency ratio was 71.1% in 2007 compared to 67.2% in 2006. This movement was attributable to continued de novo charges without a full period of corresponding net interest income and non-interest income. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.

Income Taxes

Centra incurred income tax expense of $2,904,000 in 2007 and $2,929,000 in 2006. Centra’s income tax expense was relatively consistent with the prior year due to the expansion of Centra’s tax free investment portfolio. As a result, Centra’s effective income tax rate, including both federal and state income taxes, decreased from 37.7% in 2006 to 35.3% in 2007.

Return on Assets

Centra’s return on average assets was .54% in 2007, .66% in 2006, and .80% in 2005. The trend in these ratios was negatively impacted by the Centra’s continued expansion and rapid growth. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2008.

Return on Equity

Centra’s return on average stockholders’ equity (“ROE”) was 8.16% in 2007, 9.92% in 2006, and 12.50% in 2005. These returns also reflect Centra’s rapid growth and are impacted by Centra’s $24 million stock offering completed in the fourth quarter of 2007.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8 herein.

2006 Compared to 2005

Net interest income increased by $9.0 million when comparing 2006 with 2005 results. This increase is partly due to the Smithfield acquisition and growth in core average earning assets in 2006. Average interest-bearing liabilities, mainly deposits, likewise increased in 2006 by $183.3 million. Average interest-bearing deposits grew to $556.9 million in 2006 from $373.6 million in 2005.

The provision for credit losses was $2,327,000 in 2006 compared to $1,341,000 in 2005. This increase was a result of strong loan growth across all categories.

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

In 2006, total non-interest expense reached $20.7 million compared to $13.5 million in 2005. The level of non-interest costs included expenses associated with the Smithfield acquisition and is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Overview of the Statement of Condition

Centra’s balance sheet at December 31, 2007, reflects the dynamic growth of the organization. Total assets topped $1 billion and grew to $1,085 million at December 31, 2007, from $913.9 million at December 31, 2006. The majority of the asset growth was a result of an increase in total loans of $183 million from 2006.

Deposits grew to $944 million at December 31, 2007, an increase of $140 million from December 31, 2006. Short-term borrowings decreased slightly to $25 million as of December 31, 2007.

Stockholders’ equity increased to approximately $87.9 million in 2007 due to the net income recognized for 2007, the issuance of $24 million of common stock, and a $506,000 improvement in other comprehensive income.

Cash and Cash Equivalents

Centra’s cash and cash equivalents totaled $43.4 million at December 31, 2007, compared to $59.5 million at December 31, 2006, a decrease of $16.1 million. This decrease resulted from strong loan demand experienced throughout the year.

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

Investment Securities

Investment securities totaled $125.9 million at December 31, 2007, compared to $125.1 million at December 31, 2006. Government-sponsored agency securities comprise the majority of the portfolio.

All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2007, the amortized cost of Centra’s investment securities was $1,525,000 less than the fair value resulting in unrealized appreciation in the investment portfolio.

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

Loans

Centra’s lending is primarily focused in the north central, the eastern panhandle areas of West Virginia, south western Pennsylvania, and western Maryland and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Total loans were $876.2 million as of December 31, 2007, compared to $693.5 million at December 31, 2006.

Centra continued to experience significant loan growth during 2007 in commercial and all other loan classifications. At December 31, 2007, commercial loans totaled 69% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $604.3 million at December 31, 2007, compared to $448.9 million at December 31, 2006. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to continue to be strong into 2008, although new banking entities entering the markets being served by Centra continue to exert additional pressure on loan origination efforts. In addition to the anticipated increased in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 21% of Centra’s total loan portfolio. Real estate mortgage loans totaled $185.8 million at December 31, 2007, compared to $179.2 million at December 31, 2006.

Included in real estate loans are home equity credit lines with outstanding balances totaling $41.9 million at December 31, 2007, compared to $45.8 million at December 31, 2006. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2007, consumer loan balances totaled $86.1 million compared to $65.4 million at December 31, 2006. Centra’s consumer loans are primarily in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

The following table provides additional information about Centra’s loans:

Loan Maturities:

(Dollars in Thousands)	December 31, 2007
		Due in
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	10,312	25,791	41,309	77,412
Variable	268,758	252,231	5,918	526,907

	279,070	278,022	47,227	604,319
Real estate loans:
Fixed	11,608	15,167	69,288	96,063
Variable	68,120	21,510	107	89,737

	79,728	36,677	69,395	185,800
Consumer loans:
Fixed	11,390	19,227	45,939	76,556
Variable	7,354	2,147	—	9,501

	18,744	21,374	45,939	86,057

Total	377,542	336,073	162,561	876,176

The preceding data has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Portfolio Analysis:

(Dollars in Thousands)	2007	2006	2005	2004	2003

Year-end balances:
Commercial, financial, and agricultural	$604,319	$448,885	$305,270	$269,863	$211,688
Real estate	171,335	167,354	106,599	90,458	56,620
Real estate construction	14,465	11,894	9,084	7,416	4,776
Consumer	86,057	65,387	42,543	29,177	22,841

Total	$876,176	$693,520	$463,496	$396,914	$295,925

Average total loans	$778,724	$576,482	$432,910	$349,837	$236,223
Average allowance for loan losses	(11,282)	(9,095)	(7,075)	(5,276)	(3,298)

Average loans, net of allowance	$767,442	$567,387	$425,835	$344,561	$232,925

Loan Concentration

At December 31, 2007, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $944 million, or 95.4% of Centra’s funding sources at December 31, 2007.

Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2007, non-interest-bearing balances totaled $114.4 million compared to $98.3 million at December 31, 2006. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services. Average non-interest-bearing deposits totaled $112.8 million during 2007 compared to $86.4 million during 2006.

Interest-bearing deposits totaled $829.5 million at December 31, 2007, compared to $705.9 million at December 31, 2006. Average interest-bearing liabilities were $805.0 million during 2007 compared to $596.3 million during 2006. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2007	2006	2005

Under 3 months	$65,733	$45,661	$44,062
3 to 12 months	123,593	82,243	32,469
Over 12 months	50,270	86,599	70,699

Total	$239,596	$214,503	$147,230

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2007, short-term borrowings totaled $25.2 million compared to $25.4 million in 2006.

Capital/Stockholders’ Equity

During the year ended December 31, 2007, stockholders’ equity increased approximately $30.8 million (or 54%) to $87.9 million. This increase resulted primarily from Centra’s $5.3 million net income for the year, $24 million from the offering of common stock, and a $506,000 change in accumulated other comprehensive income.

Centra declared a 10% stock dividend on common shares on October 22, 2007, with a record date of December 12, 2007, payable January 2, 2008. All per share data has been restated to reflect the stock dividend. As a result of record earnings and strong growth in 2007, the Board of Directors of Centra declared on February 21, 2008 the payment of Centra’s first cash dividend on Centra common stock. Payable on April 1, 2008, $0.05 per share will be distributed to shareholders of record on March 14, 2008.

At December 31, 2007, accumulated other comprehensive income totaled $916,000, an increase of $506,000 from December 31, 2006. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2007. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of either 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2006, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 12.2% at December 31, 2007, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 11.0% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2007, was 8.7% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1.0% shift in interest rates. Centra is in compliance with this policy as of December 31, 2007. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

	2007		2006
Immediate	Estimated Increase		Estimated Increase
Interest Rate Change	(Decrease) in Net		(Decrease) in Net
(in Basis Points)	Interest Income		Interest Income
	(Dollars in Thousands)

300	(4,187)	(10.3%)	$957	2.4%
200	(2,793)	(6.9)	710	1.8
100	(1,416)	(3.5)	407	1.0
(100)	1,519	3.7	(530)	(1.3)

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

The main source of liquidity for Centra comes through deposit growth. Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2007, cash provided by financing activities totaled $163.8 million, while outflows from investing activities totaled $188.5 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2007. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One	Three to
	One Year	to Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	55,721	19,729	1,789	3,378	80,617
Residential real estate	58,912	742	4	106	59,764
Revolving home equity lines	—	—	—	41,699	41,699
Standby letters of credit	28,095	675	19	47	28,836
Net commitments to sell
mortgage loans	1,865	—	—	—	1,865

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The following table presents, as of December 31, 2007, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in
		One to	Three to
	One Year	Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)	438,926	—	—	—	438,926
Consumer certificates of deposits(b)	395,040	82,479	27,489	—	505,008
Federal funds borrowed and security repurchase agreements(b)	25,173	—	—	—	25,173
Long-term debt(b)	2,822	2,822	31,875	21,411	58,930
Operating leases	1,269	2,427	1,449	4,418	9,563

(a)	Excludes interest

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2007. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

Fourth Quarter

Centra’s fourth quarter net income was $643,000 in 2007 compared to $1,564,000 in the fourth quarter of 2006. This equated to basic earnings per share, on a quarterly basis, of $0.11 in 2007 and $.38 in 2006. Diluted earnings per share for the fourth quarter of 2007 and 2006 was $0.11 and $.35, respectively. Performance measures primarily decreased compared to the fourth quarter of 2006 due to increased loan loss provisions and additional compensation expenses. Net interest income was $9.1 million in the fourth quarter of 2007 compared to $8.2 million in 2006. Non-interest income was $1,835,000 in the fourth quarter of 2007 compared to $1,103,000 in 2006. Non-interest expense increased to $8.1 million for the fourth quarter of 2007 from $5.9 million in 2006. In addition, Centra recorded income tax expense of $188,000 in the fourth quarter of 2007 compared to $907,000 in the fourth quarter of 2006.

Future Outlook

The bank’s results of operations in 2007 shows that Centra has been able to integrate the Smithfield acquisition and expanded into the Hagerstown market while growing in all of our operating markets at a substantial pace. The continued emphasis in future periods will be to continue focusing on asset quality and profitable growth while balancing the effects of competition on pricing of our interest bearing assets and liabilities. The critical challenge for the bank in the future will be the continued emphasis on customer service and balancing competitive pressures on growth and profitability.

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

Please refer to pages 32-33 in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Centra’s management, with the participation of Centra’s chief executive officer and chief financial officer, has evaluated the effectiveness of Centra’s disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Centra’s chief executive officer and chief financial officer concluded that Centra’s disclosure controls and procedures are effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There were no significant changes in Centra’s internal controls over financial reporting during the fourth quarter of 2007.

ITEM 9A(T).	Controls and Procedures

This annual report does not include an attestation report of Centra’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Centra’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Centra to provide only management’s report in this annual report.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Report of Management’s Assessment of Internal Control over Financial Reporting” required by Item 308(T) of SEC Regulation S-K is being furnished herein and is included on page 60 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in Thousands, except Per Share Data)	2007	2006

Assets
Cash and cash equivalents	$15,507	$18,353
Interest-bearing deposits in other banks	985	3,211
Federal funds sold	26,904	37,908

Total cash and cash equivalents	43,396	59,472
Available-for-sale securities, at estimated fair value (amortized cost of $124,379 in 2007 and $124,447 in 2006)	125,904	125,130
Loans	876,176	693,520
Allowance for loan losses	(13,536)	(10,336)

Net loans	862,640	683,184
Premises and equipment	18,720	13,926
Loans held for sale	1,865	1,011
Goodwill and other intangible assets	16,735	17,712
Other assets	15,927	13,418

Total assets	$1,085,187	$913,853

Liabilities
Deposits:
Non-interest-bearing	$114,419	$98,275
Interest-bearing	829,515	705,913

Total deposits	943,934	804,188
Short-term borrowings	25,173	25,366
Long-term debt	20,000	20,000
Other liabilities	8,160	7,186

Total liabilities	997,267	856,740
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 5,971,171 and 4,197,140 issued and outstanding on December 31, 2007 and 2006, respectively	5,971	4,197
Additional paid-in capital	81,580	48,510
Accumulated (deficit) earnings	(547)	3,996
Accumulated other comprehensive income	916	410

Total stockholders’ equity	87,920	57,113

Total liabilities and stockholders’ equity	$1,085,187	$913,853

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2007	2006	2005

Interest income:
Loans, including fees	$60,423	$43,975	$28,064
Loans held for sale	156	171	164
Securities available-for-sale	6,153	4,263	781
Interest-bearing bank balances	70	244	96
Federal funds sold	1,768	1,548	425

Total interest income	68,570	50,201	29,530
Interest expense:
Deposits	31,553	20,749	10,300
Short-term borrowings	960	1,098	423
Long-term debt	1,488	1,129	565

Total interest expense	34,001	22,976	11,288

Net interest income	34,569	27,225	18,242
Provision for credit losses	3,498	2,327	1,341

Net interest income after provision for credit losses	31,071	24,898	16,901
Other income:
Service charges on deposit accounts	2,174	1,241	903
Other service charges and fees	1,893	1,224	898
Secondary market income	1,099	808	1,002
Security losses	—	(40)	(247)
Other	915	365	332

Total other income	6,081	3,598	2,888
Other expense:
Salaries and employee benefits	14,653	10,015	6,247
Occupancy expense	2,171	1,840	1,379
Equipment expense	1,921	1,524	1,216
Advertising	2,029	1,031	855
Professional fees	340	420	391
Data processing	1,763	1,292	809
Other outside services	885	625	448
Other	5,159	3,988	2,120

Total other expense	28,921	20,735	13,465

Net income before income tax expense	8,231	7,761	6,324
Income tax expense	2,904	2,929	2,337

Net income	$5,327	$4,832	$3,987

Basic earnings per share	$1.09	$1.21	$1.17
Diluted earnings per share	$1.00	$1.11	$1.09
Basic weighted-average shares outstanding	4,894,646	3,995,077	3,399,672
Diluted weighted-average shares outstanding	5,327,042	4,353,435	3,645,057

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2004	$2,552	$25,185	$2,046	$(38)	$29,745
Issuance of a 10% stock dividend	256	(258)	—	—	(2)
Issuance of common stock	9	89	—	—	98
Comprehensive income:
Net income	—	—	3,987	—	3,987
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $128	—	—	—	193	193
Reclassification adjustment for losses included in net income, net of income taxes $98				(148)	(148)

Total comprehensive income					4,032

Balance, December 31, 2005	2,817	25,016	6,033	7	33,873
Issuance of a 10% stock dividend	381	6,488	(6,869)	—	—
Issuance of common stock	999	16,841	—	—	17,840
Payments for fractional shares		4	—	—	4
Stock Based Compensation Expense		161			161
Comprehensive income:
Net income	—	—	4,832	—	4,832
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $284	—	—	—	427	427
Reclassification adjustment for losses included in net income, net of income taxes $16				(24)	(24)

Total comprehensive income					5,235

Balance, December 31, 2006	4,197	48,510	3,996	410	57,113
Issuance of a 10% stock dividend	542	9,319	(9,861)	—	—
Issuance of common stock	1,232	23,008	—	—	24,240
Payments for fractional shares		—	(9)	—	(9)
Stock Based Compensation Expense		743			743
Comprehensive income:
Net income	—	—	5,327	—	5,327
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $202	—	—	—	506	506

Total comprehensive income					5,832

Balance, December 31, 2007	5,971	81,580	(547)	916	87,920

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2007	2006	2005

Operating activities:
Net income	$5,327	$4,832	$3,987
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(1,028)	(488)	(27)
Amortization of premiums on securities	876	47	18
Loss on sale of securities	—	40	247
Provision for credit losses	3,498	2,327	1,341
Deferred income tax expense (benefit)	(1,155)	839	(535)
Depreciation	1,486	1,257	1,119
Loss (gain) on disposal of premises and equipment	18	3	(2)
Loans originated for sale	(71,671)	(60,916)	(69,543)
Proceeds from loans sold	71,895	62,207	70,255
Gain on sale of loans	(1,078)	(795)	(934)
Stock Option Expense	743	161	—
Increase (decrease) in other liabilities	974	(5,169)	975
(Increase) decrease in other assets	(1,237)	463	(1,191)

Net cash provided by operating activities	8,648	4,808	5,710
Investing activities:
Purchases of premises and equipment	(6,298)	(4,581)	(3,319)
Retirement of premises and equipment	—	34	36
Purchases of life insurance	(216)	(173)	(1,873)
Purchases of available-for-sale securities	(68,300)	(44,642)	(46,426)
Sales and maturities of available-for-sale securities	69,260	134,375	19,901
Net cash paid for acquisition of Smithfield	—	(16,700)	—
Net increase in loans made to customers	(182,954)	(178,403)	(66,780)

Net cash used in investing activities	(188,508)	(110,090)	(98,461)
Financing activities:
Net increase in deposits	139,746	106,659	98,710
Net (decrease) increase in securities sold under agreement to repurchase	(193)	6,830	4,029
Proceeds of long-term debt issuance	—	10,000	—
Proceeds of stock offering	24,240	17,840	98
Payments for fractional shares	(9)	(4)	(2)

Net cash provided by financing activities	163,784	141,325	102,835

(Decrease) increase in cash and cash equivalents	(16,076)	36,043	10,084
Cash and cash equivalents — beginning of period	59,472	23,429	13,345

Cash and cash equivalents — end of period	$43,396	$59,472	$23,429

Supplemental cash flow information:
Interest paid	$32,902	$22,600	$10,666
Income taxes paid	$4,803	$3,950	$3,069

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

Certain prior period amounts have been reclassified to conform with the current period presentation. Such reclassifications had no material impact to stockholders’ equity or net income.

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

Other Real Estate Owned

Other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $235,000 and $10,000 as of December 31, 2007 and 2006, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

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

Stock-Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS 123, “Accounting for Stock-Based Compensation,” by issuing SFAS 123R, “Share-Based Payment.” SFAS 123R establishes new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. Effective January 1, 2006, Centra adopted the provisions of SFAS 123R using the modified prospective method of transition. As a result of adopting SFAS 123R, Centra began recognizing compensation expense over the period in which the related employee service is rendered, which generally is the vesting period. Accordingly, Centra recognized share-based compensation expense of $743,000 and $161,000 during 2007 and 2006, respectively.

Prior to the adoption of SFAS 123R, Centra accounted for its stock option plans under APB No. 25, “Accounting for Stock Issued to Employees,” whereby compensation expense for employee stock options was not recognized because the exercise price of Centra’s employee stock options equaled the market price of the underlying stock on the date of grant. Had compensation expense been determined using the fair-value method, pro forma net income and earnings per share for the year ended December 31, 2005, would have been as follows:

December 31,
(Dollars in Thousands, except Per Share Data)	2005

Net income as reported	$3,987
Stock-based compensation using fair value method	(393)

Pro forma net income	$3,594

Basic earnings per share as reported	$1.17
Diluted earnings per share as reported	$1.09
Pro forma basic earnings per share	$1.05
Pro forma diluted earnings per share	$0.98

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 432,396 shares in 2007 and 358,358 shares in 2006.

Stock Dividend

Centra declared a 10% stock dividend on common shares on October 22, 2007, with a record date of December 12, 2007, payable January 2, 2008. All per share data has been restated to reflect the stock dividend.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” in response to a lack of specific guidance in FASB Statement No. 109 (SFAS 109), on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN 48 was adopted on January 1, 2007, as required, and had no impact on Centra’s consolidated financial statements and no cumulative effect adjustment relating to this adoption was required. The amount of Centra’s uncertain income tax positions, unrecognized benefits and accrued interest were immaterial both at December 31, 2007 and January 1, 2007.

In February 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier adoption permitted under certain circumstances. Centra does not expect that this standard will have a material affect on its financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which upon adoption will replace various definitions of fair value in existing accounting literature with a single definition, will establish a framework for measuring fair value, and will require additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three- level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. Centra adopted SFAS 157 on January 1, 2008, and the adoption did not have a material impact on Centra’s financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes affecting how the Corporation will account for business combinations under this Statement include: the acquisition date will be date the acquirer obtains control; all (and only) identifiable assets acquired,

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward.

Centra will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings. Management is currently evaluating the effects that SFAS 141(R) will have on the financial condition, results of operations, liquidity, and the disclosures that will be presented in the consolidated financial statements.

In March 2007, the Emerging Issues Task Force (EITF) of the Financial Standards Board (FASB) ratified EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements.” EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 31, 2007. Centra adopted EITF 06-10 as of January 1, 2008, as required. The adoption of this standard did not have a material impact on Centra’s financial statements.

In September 2006, the FASB issued EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 will apply for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. Centra adopted EITF 06-4 on January 1, 2008, as required. The cumulative effect of adopting EITF 06-4 will be recorded in retained earnings. Based on management’s preliminary analysis, the adoption of EITF 06-4 is not expected to have a significant impact on Centra’s consolidated financial statements.

In September 2006, the EITF reached a conclusion on EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.” The scope of EITF 06-5 consists of six separate issues relating to accounting for life insurance policies purchased by entities protecting against the loss of “key persons.” The six issues are clarifications of previously issued guidance on FASB Technical Bulletin No. 85-4. EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard had no material impact on Centra’s consolidated financial statements.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair values of Centra’s financial instruments are as follows:

	2007		2006
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$43,396	$43,396	$59,472	$59,472
Investment securities	125,904	125,904	125,130	125,130
Loans	876,176	1,111,167	693,520	795,812
Loans Held for Sale	1,865	1,865	1,011	1,011
Financial liabilities:
Deposits	943,934	942,994	804,188	802,741
Short-term borrowings	25,173	25,173	25,366	25,366
Long-term debt	20,000	20,000	20,000	20,000

Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

3.	Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2007:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$93,373	$1,260	—	$94,633
Tax-exempt securities	20,364	290	(22)	20,632
Other securities	10,642	80	(83)	10,639

Total available-for-sale securities	124,379	1,630	(105)	125,904

At December 31, 2006:
U.S. Treasury securities and obligations of U.S. government agencies and corporations	$108,421	$466	$(68)	$108,819
Tax-exempt securities	5,152	90	(17)	5,225
Other securities	10,874	215	(3)	11,086

Total available-for-sale securities	$124,447	$771	$(88)	$125,130

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Maturity distribution of available-for-sale securities:

	Contractual Maturities
	U.S. Treasury
	Securities and		Total
	Obligations of		Available-
	U.S. Government	Other	for-Sale
(Dollars in Thousands)	Agencies	Securities	Securities

December 31, 2007
Within one year:
Amortized cost	35,205	5,301	40,506
Fair value	35,284	5,314	40,598
Yield	4.93%	5.67%	4.93%
1 to 5 years:
Amortized cost	58,168	12,195	70,363
Fair value	59,348	12,340	71,688
Yield	5.23%	4.58%	5.23%
5 to 10 years:
Amortized cost	—	12,683	12,683
Fair value	—	12,874	12,874
Yield		3.90%	3.90%
Over 10 years:
Amortized cost	—	827	827
Fair value	—	744	744
Yield		3.52%	3.52%
Total amortized cost	93,373	31,006	124,379
Total fair value	94,633	31,271	125,904
Total yield	5.12%	4.85%	5.08%

At December 31, 2007, investment securities having a carrying value of $98,121,000 were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2007 and 2006. Ten and twenty-one securities are in an unrealized loss position at December 31, 2007 and 2006, respectively. Centra has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, Centra believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2007:
U.S. government and agency securities	—	—	5,994	(1)	5,994	(1)
Tax-exempt securities			—	—	—	—
Other securities	2,976	(104)	—	—	2,976	(104)

Total loans	2,976	(104)	5,994	(1)	8,970	(105)

At December 31, 2006:
U.S. government and agency securities	$46,570	$(25)	$16,454	$(43)	$63,024	$(68)
Tax-exempt securities	164	(1)	819	(16)	983	(17)
Other securities	303	(3)	—	—	303	(3)

Total loans	$47,037	$(29)	$17,273	$(59)	$64,310	$(88)

4.	Loans and Allowance for Loan Losses

The following is a detail of total loans outstanding as of December 31:

(Dollars in Thousands)	2007	2006

Commercial	$143,675	$98,878
Real estate, commercial	460,644	350,007
Real estate, mortgage	185,800	179,248
Consumer	86,057	65,387

Total loans	$876,176	$693,520

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2007	2006	2005

Balance, January 1	$10,336	$6,907	$5,764
Provision	3,159	1,830	1,301
Balance acquired through acquisition	—	2,671	—
Charge-offs	213	1,272	304
Recoveries	254	200	146

Net (recoveries) charge-offs	(41)	1,072	158

Balance, December 31	13,536	$10,336	$6,907

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements. Activity in the allowance for loan losses on lending related commitments follows:

(Dollars in Thousands)	2007	2006	2005

Balance, January 1	$1,167	$670	$630
Provision	340	497	40

Balance, December 31	$1,507	$1,167	$670

The recorded investment in loans that are considered to be impaired at December 31, 2007 and 2006, was $3,095,000 and $1,358,000, respectively. Average impaired loans outstanding for the years ended December 31, 2007, 2006, and 2005 was $1,223,000, $579,000, and $273,000, respectively. There is no associated allowance with the impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans, if they were current under their original terms, and the cash basis income recognized in 2007 and 2006 was not material to the financial statements.

Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia, south western Pennsylvania and central Maryland, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2007, was $15.5 million.

In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectibility. All related-party loans were current as of December 31, 2007. The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in Thousands)	2007	2006

Balance, January 1	$35,172	$19,380
New loans	38,752	25,217
Repayments	(18,208)	(9,425)

Balance, December 31	$55,716	$35,172

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

5.	Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2007	2006

Land	$6,026	$5,285
Building and premises	8,887	5,954
Leasehold improvements	1,191	774
Furniture, fixtures, and equipment	9,135	8,983

	25,239	20,996
Accumulated depreciation	(6,519)	(7,070)

Net book value	$18,720	$13,926

Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2007:

Operating
(Dollars in Thousands)	Leases

Year Ending December 31:
2008	1,269
2009	1,225
2010	1,202
2011	745
2012	704
Thereafter	4,418

Total minimum lease payments	9,563

Rent expense was $1,063,000 in 2007, $985,000 in 2006, and $764,000 in 2005.

Centra leases its main banking facility from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $658,000 in 2007, $593,000 in 2006, and $330,000 in 2005.

6.	Deposits

Included in interest-bearing deposits are various time deposit products. The maturities of time deposits are as follows: $128,027,000 in the first 3 months, $267,027,000 in months 4 through 12, and $109,954,000 over 12 months.

Deposits from related parties approximated $21.4 million at December 31, 2007, and $20.4 million at December 31, 2006.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

7.  Short-Term Borrowings

Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

(Dollars in Thousands)	2007	2006	2005

Ending balance	$25,173	$25,366	$18,536
Average balance	22,879	24,003	16,164
Highest month-end balance	30,559	40,509	24,477
Interest expense	960	1,103	423
Weighted-average interest rate:
End of year	3.55%	4.48%	3.44%
During the year	4.20%	4.57%	2.62%

Centra has a maximum borrowing capacity of $537 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit. Centra also has $25 million available from Silverton Bank via a reverse repurchase agreement.

8.  Long-Term Debt

Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. Since the trusts are variable interest entities and Centra is not deemed to be the primary beneficiary, the trusts are not included in Centra’s consolidated financial statements. As a result, the Debentures are included in long-term debt and the investment in the trust is included in other assets in the Consolidated Balance Sheets. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.

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

The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes.

At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2007		2006
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Centra Financial Statutory Trust I	$10,000	7.80%	$10,000	7.66%
Centra Financial Statutory Trust II	$10,000	7.08%	$10,000	7.02%

Interest paid on long-term borrowings approximated $1,488,000 in 2007 and $1,129,000 in 2006.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

9.  Income Taxes

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2007	2006	2005

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	4.0	3.2	4.0
Other	(2.7)	0.5	(1.0)

Effective income tax rate	35.3	37.7%	37.0%

Significant components of the provision for income taxes are as follows:

(Dollars in Thousands)	2007	2006	2005

Federal:
Current	3,558	$3,160	$2,408
Deferred	(916)	(605)	(455)
State	262	374	384

Income tax expense	$2,904	$2,929	$2,337

The following is a summary of deferred tax assets (liabilities) as of December 31:

(Dollars in Thousands)	2007	2006

Deferred tax assets:
Allowance for loan losses	$5,675	$4,012
Net Operation Loss Carryforward	1,177	1,615
Supplemental retirement plan	337	259
Deferred net loan origination fees	322	206
Other	524	105

Deferred tax assets	8,035	6,197
Deferred tax liabilities:
Premises and equipment	466	442
Available-for-sale securities	610	274
Accretion on available-for-sale securities	386	187
Purchase Accounting	2,110	1,649

Deferred tax liabilities	3,572	2,552

Net deferred tax assets	$4,463	$3,645

Centra has federal tax net operating loss carry-forwards for regular tax purposes of $3.5 million which will expire in 2026.

In connection with the adoption of FIN 48, Centra has elected to continue its existing accounting of classifying interest and penalties on income tax uncertainties in income tax expense. Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2004 through 2006.

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

Loan Commitments and Standby Letters of Credit

Loan commitments are made to accommodate the financial needs of Centra’s customers. The total amount of loan commitments outstanding at December 31, 2007, is $182,128,000. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra has $28,836,000 of standby letters of credit at December 31, 2007. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2007, Centra has recorded $1,507,000 as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.

Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2007, Centra had $1,971,000 of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.

11.  Other Expenses

The following items of other expense exceed one percent of total revenue for the period indicated:

(Dollars in Thousands)	2007	2006	2005

Professional Fees	340	420	391
Outside services	885	625	448
Taxes not on income	1,021	539	359

12.  Regulatory Matters

The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2008, Centra has $17,225,000 available for dividends.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2007.

As of December 31, 2007, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, Centra and its banking subsidiary must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.

Centra’s actual capital amounts and ratios are presented in the following table.

					Well-Capitalized
					Under Prompt
			For Capital		Corrective
	Actual		Adequacy		Action Provision
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007
Total capital(1)	$100,606	12.2%	$65,756	8.0%	$82,194	10.0%
Tier 1(2)	90,270	11.0	32,885	4.0	49,328	6.0
Tier 1(3)	90,270	8.7	41,456	4.0	51,820	5.0
As of December 31, 2006
Total capital(1)	$68,665	10.3%	$53,436	8.0%	$66,795	10.0%
Tier 1(2)	59,119	8.9	26,720	4.0	40,081	6.0
Tier 1(3)	59,119	6.7	35,454	4.0	44,317	5.0

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

13.  Federal Reserve Requirements

The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $1,285,000 for the year ended December 31, 2007.

14.  Employee Benefit Plans

The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All full and regular part-time employees who complete six months of service are eligible to participate in the Plan.

Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2007, 2006, and 2005. Centra’s total expense associated with the Plan approximated $317,000 in 2007, $209,000 in 2006, and $165,000 in 2005.

Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $843,000 and $648,000 at December 31, 2007 and 2006, respectively, and is included in other

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

liabilities in the Consolidated Balance Sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During the years ended December 31, 2007, 2006 and 2005, the increase in cash surrender value on the policies of $218,000 in 2007, $165,000 in 2006, and $165,000 in 2005, exceeded the cost of the supplemental retirement plan by $21,000, $36,000, and $-0-, respectively.

15.  Stock Options

Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) (Statement 123R), “Share-Based Payment,” was issued in December 2004, requiring that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost is measured based on the fair value of the equity or liability instruments issued. Statement 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123R replaces FASB Statement No. 123 (Statement 123), “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees.” Centra historically accounted for its stock options under APB 25 and adopted the provisions of Statement 123R on January 1, 2006, as required.

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

Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. Accordingly, results for prior periods have not been restated. As a result of adopting Statement 123R, Centra began recognizing compensation expense for unvested stock option awards over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $743,000 and $161,000 was recognized for the years ended December 31, 2007 and 2006, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity under the Plan as of December 31, 2007, and the changes during the year ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Outstanding Shares	Shares	Exercise Price	Term — Years	Intrinsic Value

Outstanding at beginning of period	1,143,217	$8.88
Granted	252,195	15.13
Exercised	33,014	8.05
Forfeited	7,353	9.09

Outstanding at end of period	1,355,045	10.06	5.33	13,470,332

Exercisable at end of period	1,137,932	9.36	4.71	12,103,049

The weighted average estimated fair value of options granted was $2.78 and $4.47, and $2.95 in 2007, 2006 and 2005, respectively. The total intrinsic value of stock options exercised was $334,000 in 2007 and $22,000 in 2005. There were no stock options exercised during 2006.

The estimated fair value calculated at grant date using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2007	2006

Risk-free interest rate	4.46%	5.02%
Dividend yield (*)
Volatility factor of the market price (*)
Weighted average expected life of options	7 years	7 years

(*)	No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.

The Black-Scholes option valuation model was originally developed for use in estimating the fair value of traded options, which have different characteristics than options granted by Centra, such as no vesting or transfer restrictions. The model requires the input of highly subjective assumptions, which can materially affect the fair value estimate. The expected life assumption was based solely on historical data. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a remaining term approximating the expected life of the options

16.  Goodwill and Intangible Assets

The carrying amount of goodwill approximated $11 million at both December 31, 2007 and 2006. Centra completed its annual assessment of the carrying value of goodwill during 2007 and concluded that its carrying value was not impaired.

The following table summarizes core deposit intangibles as of December 31, 2007 and 2006, which are subject to amortization:

(In thousands)	2007	2006

Gross carrying amount	$6,024	$6,024
Accumulated amortization	(1,111)	(370)
Net core deposit intangible	$4,913	$5,654

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

During 2007 and 2006, Centra recognized pre-tax amortization expense of $740,000 and $370,000, respectively, associated with its core deposit intangible assets. The estimated amortization expense for core deposit intangible assets for each of the next five years is as follows:

Projected
Amortization
(In thousands)	Expense

2008	$740
2009	740
2010	740
2011	740
2012	740

$3,700

17.  Parent Company Only Financial Information

Condensed Balance Sheet

	December 31
(Dollars in Thousands)	2007	2006

Assets:
Cash and cash equivalents	$718	$1,140
Available-for-sale securities, at estimated fair value (amortized cost of $616 in 2007 and 2006)	744	741
Investment in second tier bank holding companies	106,646	75,266

Total assets	$108,108	$77,147

Liabilities:
Long-term debt	$20,000	$20,000
Other liabilities	188	34

Total liabilities	20,188	20,034
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 5,971,171 and 4,197,140 issued and outstanding on December 31, 2007 and 2006, respectively	5,971	4,197
Additional paid-in capital	81,580	48,510
Accumulated earnings	(547)	3,996
Accumulated other comprehensive income	916	410

Total stockholders’ equity	87,920	57,113

Total liabilities and stockholders’ equity	$108,108	$77,147

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Consolidated Statement of Income

	Year Ended December 31
(Dollars in Thousands)	2007	2006	2005

Income — dividends from bank subsidiary	$—	$1,848	$500
— interest and dividends	24	17	9
Total expense	1,494	1,157	567

(Loss) income before federal income tax and equity in undistributed earnings of subsidiaries	(1,470)	708	(58)
Applicable income tax benefit	(593)	(660)	(225)
Equity in undistributed income of subsidiaries	6,204	3,464	3,820

Net income	$5,327	$4,832	$3,987

Statement of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2007	2006	2005

Operating activities:
Net income	$5,327	$4,832	$3,987
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (decrease) in accrued expenses	154	(444)	(89)
Stock Option Expense	743	161
Equity in undistributed income of subsidiaries	(6,204)	(3,464)	(3,820)

Net cash provided by operations	20	1,085	78
Investing activities:
Net cash paid for acquisition	—	(16,700)	—
Net proceeds from (purchases) sales of available-for-sale securities	(3)	24	(564)

Net cash used in investing activities	(3)	(16,676)	(564)
Financing activities:
Proceeds of long-term debt issuance	—	10,000	—
Proceeds of stock offering	24,240	17,840	98
Payments for fractional shares	(8)	(4)	(2)
Investment in subsidiaries	(24,671)	(11,140)	—

Net cash (used in) provided by financing activities	(439)	16,696	96

Net change in cash	(422)	1,105	(390)
Cash and cash equivalents at beginning of year	1,140	35	425

Cash and cash equivalents at end of year	$718	$1,140	$35

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

18.  Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2007 and 2006 follows:

	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2007:
Interest income	$15,815	$16,586	$17,873	$18,296
Interest expense	7,640	8,068	9,097	9,196
Net interest income	8,175	8,518	8,776	9,100
Provision for credit losses	500	443	521	2,034
Other income	1,119	1,542	1,585	1,835
Other expenses	6,513	7,051	7,287	8,070
Income tax expense	898	934	884	188
Net income	1,383	1,632	1,669	643
Basic earnings per share	$0.30	$0.35	$0.35	$0.11
Diluted earnings per share	$0.28	$0.33	$0.32	$0.11
Basic weighted average shares outstanding	4,618,524	4,647,953	4,702,214	5,601,209
Diluted weighted average shares outstanding	4,964,068	5,018,877	5,211,457	6,105,083
2006:
Interest income	$9,298	$10,421	$14,898	$15,584
Interest expense	4,035	4,711	6,826	7,404
Net interest income	5,263	5,710	8,072	8,180
Provision for credit losses	469	739	234	885
Other income	764	628	1,143	1,103
Loss on sale of securities	—	—	—	(40)
Other expenses	4,082	4,112	6,654	5,887
Income tax expense	544	546	932	907
Net income	932	941	1,395	1,564
Basic earnings per share	$0.27	$0.27	$0.31	$0.34
Diluted earnings per share	$0.25	$0.24	$0.29	$0.31
Basic weighted average shares outstanding	3,408,944	3,496,753	4,466,118	4,589,824
Diluted weighted average shares outstanding	3,677,995	3,886,172	4,853,235	4,977,667

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

The management of Centra Bank is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements of Centra Bank have been prepared in accordance with U.S. generally accepted accounting principles and, necessarily include some amounts that are based on the best estimates and judgments of management. The management of Centra Bank is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of Centra’s internal control over financial reporting as of December 31, 2007 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2007, Centra’s system of internal control over financial reporting is effective based on those criteria.

/s/  Douglas J. Leech
Douglas J. Leech
Chief Executive Officer

/s/  Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Centra Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Centra changed its method for the recognition of stock-based compensation expense on January 1, 2006, in accordance with Financial Accounting Standards Board Statement No. 123(R), “Share Based Payments.”

Cleveland, Ohio
March 26, 2008

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 4 through 6 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference. Other Executive Officers are Douglas J. Leech (53), Chairman, President Centra Financial Holdings, Inc., President Centra Bank, Inc. former president Huntington National Bank, West Virginia, Henry M. Kayes, Jr. (40), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (“BB&T”); Kevin D. Lemley (53), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; E. Richard Hilleary (59), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Karla J. Strosnider (45) Senior Vice President — Operations, former Assistant Vice President, Operations, One Valley Bank — Charleston; Timothy P. Saab (51), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; and John T. Fahey (46) Vice President and Marketing Director, former Marketing Director Huntington National Bank, West Virginia.

All the above noted officers with the exception of Mr. Kayes all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra and other information required by this Item 10, see “Management and Directors” beginning on page 4 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference.

Centra has adopted a code of ethics attached as Exhibit 14 that applies to our Chief Executive Officer, Chief Financial Officer, and other executive officers and shall be deemed to be incorporated by reference. Centra will provide to any persons without charge, upon request, a copy of the Code of Ethics if such person makes a request to Timothy P. Saab at 990 Elmer Prince Drive, Morgantown, WV 26505.

ITEM 11.	EXECUTIVE COMPENSATION

See “Executive Compensation and Other Information” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2007, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Ownership of Securities by Directors and Executive Officers” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007 which section is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Transactions with Directors and Officers and Their Respective Associates” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007 which section is expressly incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Independent Registered Public Accounting Firm” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2007, which section is expressly incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	61
Consolidated Balance Sheets as of December 31, 2007 and 2006	36
Consolidated Statements of Income for the years ended December 31, 2007, 2006, and 2005	37
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006, and 2005	38
Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	39
Notes to the Consolidated Financial Statements	40
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 17 of the Notes to the Consolidated Financial Statements)	57

(a) (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 66. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 66.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.

By:	/s/ Douglas J. Leech
Douglas J. Leech,
President and Chief Executive Officer

Date: March 17, 2008

By:	/s/ Kevin D. Lemley
Kevin D. Lemley,
SVP-CFO Principal Financial and
Accounting Officer

Date: March 17, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 17, 2008

/s/ James W. Dailey II James W. Dailey II	Director	March 17, 2008

/s/ Arthur Gabriel Arthur Gabriel	Director	March 17, 2008

/s/ Robert A. McMillan Robert A. McMillan	Director	March 17, 2008

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 17, 2008

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 17, 2008

/s/ Milan Puskar Milan Puskar	Director	March 17, 2008

Signatures	Title	Date

/s/ Paul T. Swanson Paul T. Swanson	Director	March 17, 2008

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 17, 2008

/s/ C. Christopher Cluss C. Christopher Cluss	Director	March 17, 2008

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2007

EXHIBIT INDEX

Exhibit
Number		Description	Exhibit Location

3.1		Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2		Bylaws	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
4.1		Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1		Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2		Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.3		Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.4		Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5		Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6		Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.7		Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.8		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.9		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.10		Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.11		Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.
10.12		Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.13		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.14		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.15		Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10	.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

Exhibit
Number		Description	Exhibit Location

10	.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.16		Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.17		Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.18		Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.19		Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.20		Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.21		Employment and Change-of-Control Agreement with Kevin D. Lemley	Filed herewith.
10.22		Employment and Change-of-Control Agreement with Timothy P. Saab	Filed herewith.
10.23		Employment and Change-of-Control Agreement with E. Richard Hilleary	Filed herewith.
10.24		Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Filed herewith.
10.25		Employment and Change-of-Control Agreement with Karla J. Strosnider	Filed herewith.
10.26		Employment and Change-of-Control Agreement with John T. Fahey	Filed herewith.
10.27		Employment Agreement of Douglas J. Leech dated January 17, 2008	Filed herewith.
10.28		Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Filed herewith.
12		Statement Re: Computation of Ratios	Filed herewith.
14		Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21		Subsidiaries of Registrant	Filed herewith.
23		Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1		Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2		Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1		Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2		Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1		Proxy Statement for the 2007 Annual Meeting	To be filed.
99.2		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on Page 61 herein.