Form 10-K/A
period 2007-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2008-04-10
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 000-49699
Centra Financial Holdings, Inc.
(Exact name of registrant as specified in its charter)

West Virginia (State or other jurisdiction of incorporation or organization)	55-0770610 (I.R.S. Employer Identification No.)

990 Elmer Prince Drive, Morgantown, WV (Address of principal executive offices)	26505 (Zip Code)
(Registrant’s telephone number, including area code) (304) 598-2000
(Former name, former address and former fiscal year, if changed since last report) [None]
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
[Common Stock, $1 par value per share]	None
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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
     Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 22, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1
EXPLANATORY NOTE
     We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) to amend the facing page of the Form 10-K to reflect the annual meeting date as May 22, 2008, to reflect the Commission file number and to amend Items 11, 12, 13, and 14 to reflect the annual meeting date as May 22, 2008. No other items are being amended except as described in this Explanatory Note, and this Amendment does not modify or update the disclosures in our 2007 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original March 28, 2008 filing date of the 2007 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2007 Form 10-K that we filed on March 28, 2008. For updated information, please see the reports that we have filed with the SEC for subsequent periods. In addition, in connection with the filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certificates of our chief executive and financial officers.

ITEM 11.	EXECUTIVE COMPENSATION
     See “Executive Compensation and Other Information” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2008, that will be held on May 22, 2008, which section is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     See “Ownership of Securities by Directors and Executive Officers” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2008, that will be held on May 22, 2008, which section is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     See “Certain Transactions with Directors and Officers and Their Respective Associates” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2008, that will be held on May 22, 2008, which section is expressly incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
     See “Ratification of Independent Registered Public Accounting Firm” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2008, that will be held on May 22, 2008, which section is expressly incorporated by reference.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.
By:	/s/ DOUGLAS J. LEECH
Douglas J. Leech,
President and Chief Executive Officer

Date: April 10, 2008

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2007
EXHIBIT INDEX

Exhibit
Number		Description	Exhibit Location

3.1		Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.

3.2		Bylaws	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

4.1		Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.

10.1		Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.

10.2		Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.

10.3		Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.4		Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.5		Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.6		Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.

10.7		Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.8		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.9		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.10		Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

10.11		Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.

10.12		Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.13		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.14		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.15		Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

10	.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

Exhibit
Number		Description	Exhibit Location

10	.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.16		Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.17		Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.18		Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.19		Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.20		Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.21		Employment and Change-of-Control Agreement with Kevin D. Lemley	Filed herewith.

10.22		Employment and Change-of-Control Agreement with Timothy P. Saab	Filed herewith.

10.23		Employment and Change-of-Control Agreement with E. Richard Hilleary	Filed herewith.

10.24		Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Filed herewith.

10.25		Employment and Change-of-Control Agreement with Karla J. Strosnider	Filed herewith.

10.26		Employment and Change-of-Control Agreement with John T. Fahey	Filed herewith.

10.27		Employment Agreement of Douglas J. Leech dated January 17, 2008	Filed herewith.

10.28		Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Filed herewith.

12		Statement Re: Computation of Ratios	Filed herewith.

14		Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

21		Subsidiaries of Registrant	Filed herewith.

23		Consent of Independent Registered Public Accounting Firm	Filed herewith.

31.1		Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

31.2		Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

32.1		Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

32.2		Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

99.1		Proxy Statement for the 2007 Annual Meeting	To be filed.

99.2		Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on Page 61 herein.