Form 10-Q
period 2008-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2008-05-15
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐      No ☑
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
          As of April 30, 2008, the number of shares outstanding of the registrant’s only class of common stock was 5,974,099.

Centra Financial Holdings, Inc.

Part I.	Financial Information

Item 1.	Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 1-8 of this report.

Consolidated Balance Sheets at March 31, 2008 and December 31, 2007
Consolidated Statements of Income for the Three Months ended March 31, 2008 and March 31, 2007
Consolidated Statements of Stockholders’ Equity for the Three Months ended March 31, 2008 and March 31, 2007
Consolidated Statements of Cash Flows for the Three Months ended March 31, 2008 and March 31, 2007
Notes to Consolidated Financial Statements

The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) as well as those risk factors listed in the “Risk Factors” section of Centra’s Form 10-K for the fiscal year ended December 31, 2007, could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.

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
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31	December 31
	2008	2007
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$20,388	$15,507
Interest-bearing deposits in other banks	1,132	985
Federal funds sold	21,419	26,904

Total cash and cash equivalents	42,939	43,396

Available-for-sale securities, at fair value (amortized cost of $125,425 at March 31, 2008 and $124,379 at December 31, 2007)	127,925	125,904

Loans, net of unearned income	908,873	876,176
Allowance for loan losses	(14,204)	(13,536)

Net loans	894,669	862,640

Premises and equipment, net	20,129	18,720
Loans held for sale	3,133	1,865
Goodwill and other intangible assets	16,853	16,735
Other assets	14,935	15,927

Total assets	1,120,583	$1,085,187

Liabilities
Deposits
Non-interest bearing	124,489	$114,419
Interest bearing	845,651	829,515

Total deposits	970,140	943,934

Short-term borrowings	31,498	25,173
Long-term debt	20,000	20,000
Other liabilities	9,006	8,160

Total liabilities	1,030,644	997,267

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 5,974,099 and 5,971,171 issued and outstanding on March 31, 2008 and December 31, 2007, respectively	5,974	5,971
Additional paid-in capital	81,654	81,580
Accumulated earnings (deficit)	811	(547)
Accumulated other comprehensive gain	1,500	916

Total stockholders’ equity	89,939	87,920

Total liabilities and stockholders’ equity	1,120,583	$1,085,187

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2008	2007

Interest income
Loans, including fees	$15,916	$13,835
Loans held for sale	47	25
Securities available-for-sale	1,653	1,474
Interest-bearing bank balances	10	43
Federal funds sold	199	438

Total interest income	17,825	15,815

Interest expense
Deposits	7,639	7,063
Short-term borrowings	185	210
Long-term debt	345	367

Total interest expense	8,169	7,640

Net interest income	9,656	8,175

Provision for credit losses	638	500

Net interest income after provision for credit losses	9,018	7,675

Other income
Service charges on deposit accounts	548	368
Other service charges and fees	558	409
Secondary market income	329	181
Security Gains	155	—
Other	213	161

Total other income	1,803	1,119

Other expense
Salary and employee benefits	4,352	3,179
Occupancy expense	641	455
Equipment expense	495	418
Advertising	311	529
Professional fees	162	108
Data processing	507	427
Other outside services	186	235
Other	1,373	1,162

Total other expense	8,027	6,513

Net income before income tax	2,794	2,281

Income tax expense	981	898

Net income	1,813	$1,383

Basic earnings per share	$0.30	$0.30
Diluted earnings per share	$0.28	$0.28
Basic weighted-average shares outstanding	5,971,847	4,618,524
Diluted weighted-average shares outstanding	6,478,342	4,964,068
Cash dividends declared per share	$0.05	—

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2008 and 2007
(Unaudited) (Dollars in Thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of Common Stock under stock-based compensation plan	27	217	—	—	244
Comprehensive income:
Net income	—	—	1,383	—	1,383
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $6	—	—	—	9	9

Total comprehensive income					1,392

Balance, March 31, 2007	$4,224	$48,566	$5,379	$419	$58,588

Balance, January 1, 2008	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	3	17			20
Stock Based Compensation		57			57
Adoption of EITF 06-04			(156)		(156)
Common Stock Dividends Declared			(299)		(299)
Comprehensive income:
Net income			1,813		1,813
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $327				491	491
Reclassification adjustment for net gain included in net income, net of tax of $62				93	93

Total comprehensive income					2,397

Balance, March 31, 2008	5,974	81,654	811	1,500	89,939

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in Thousands)

	Three Months Ended
	March 31
	2008	2007

Operating activities
Net income	$1,813	$1,383
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(359)	(319)
Amortization of premiums on securities	83	23
Gain on Sale of Investment Securities	(155)	—
Amortization of purchase accounting adjustments	493	493
Provision for loan losses	638	500
Deferred income tax (benefit) expense	(747)	(164)
Depreciation	430	332
Loans originated for sale	(23,559)	(14,766)
Proceeds of loans sold	22,620	12,554
Stock Option Expense	57	—
Gain on sale of loans	(329)	(181)
Increase in other liabilities	846	1,112
Loss on the disposal of fixed assets	—	(4)
Decrease in other assets	940	197

Net cash provided by operating activities	2,771	1,160

Investing activities
Purchases of life insurance	(50)	(40)
Purchases of premises and equipment	(1,838)	(2,363)
Purchases of available-for-sale securities	(31,361)	(14,967)
Proceeds from maturities, calls and prepayments of available-for-sale securities	30,745	23,615
Net increase in loans made to customers	(32,680)	(39,076)

Net cash used in investing activities	(35,184)	(32,831)

Financing activities
Net increase in deposits	25,910	17,880
Proceeds from stock offering under stock-based compensation plan	20	244
Net increase(decrease) in securities sold under agreement to repurchase	6,325	(8,465)
Cash dividends paid	(299)	—

Net cash provided by financing activities	31,956	9,659

Decrease in cash and cash equivalents	(457)	(22,012)

Cash and cash equivalents – beginning of period	43,396	59,472

Cash and cash equivalents – end of period	$42,939	$37,460

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
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2007, Form 10-K filed with the Securities and Exchange Commission.
Note C – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2008 and 2007, stock options to purchase 1,352,161 and 1,134,050 shares at an average price of $10.07 and $10.54, respectively, were outstanding. For the three months ended March 31, 2008 and 2007, the dilutive effect of stock options was 506,495 and 345,544 shares, respectively.
Note D – Fair Value Measurements
Centra adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 which clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, Centra has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.
SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Centra’s market assumptions. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

•	Level 1 – Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 – Valuation is based on observable inputs other than quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in nonactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 – Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.
When determining the fair value measurements for assets and liabilities, Centra looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, Centra looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, certain assets and liabilities are not actively traded in observable markets and Centra must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2008:

Fair Value Measurements at
March 31, 2008 Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities	$127,925	$84,855	$43,070	—
Available for sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar securities (Level 2). Any securities available for sale not valued based upon the methods above are considered Level 3.
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with GAAP. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three months ended March 31, 2008, no fair value adjustment was recorded related to loans held for sale.
Allowance for Credit Losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Such loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the Allowance for Credit Losses. Market value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Credit Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the three months ended March 31, 2008, no fair value adjustment was recorded that impacted the allowance for loan losses allocated to impaired loans.
Note E – Recent Accounting Pronouncements
On March 19, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting.  Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  Centra will adopt SFAS 161 effective January 1, 2009 and adoption is not anticipated to have a material impact on Centra’s Consolidated Financial Statements.
On February 15, 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits companies to choose to measure many financial instruments and certain other items at fair value.  The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently.  Centra adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value.  As a result, the adoption of SFAS 159 did not have any impact on Centra’s Consolidated Financial Statements.
In September 2006, the FASB issued EITF Issue No. 06-4 (EITF 06-4), “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements”, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 applies for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. Centra adopted EITF 06-4 on January 1, 2008, as required and a cumulative effect adjustment was recorded in retained earnings.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At March 31, 2008 and 2007, or for the three months ended March 31, 2008 and 2007:

	Three Months Ended
	March 31
	2008	2007

Net income to:
Average assets	0.66%	0.61%
Average stockholders’ equity	8.16	9.70
Net interest margin	3.83	3.91

Average stockholders’ equity to average assets	8.10	6.30
Total loans to total deposits (end of period)	93.68	89.06
Allowance for loan losses to total loans (end of period)	1.56	1.46
Efficiency ratio	68.46	68.09
Capital ratios:
Tier 1 capital ratio	10.80	8.81
Risk-based capital ratio	12.06	10.12
Leverage ratio	8.44	6.73
Cash dividends as a percentage of net income	16.49%	N/A
Per share data:
Book value per share (end of period)	$15.05	$13.87
Market value per share (end of period)*	$18.18	14.87
Basic earnings per share	0.30	0.30
Diluted earnings per share	0.28	0.28

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2007 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2007 Form 10-K.

Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Results of Operations
Overview of the Statement of Income
For the quarter ended March 31, 2008, Centra earned $1,813,000 compared to $1,383,000 in the first quarter of 2007. These earnings equated to a return on average assets of 0.66% and 0.61%, respectively, and a return on average equity of 8.16% and 9.70%, respectively. This overall increase in net income is due to growth resulting from the continued increases in earning assets offset by funding various costs.
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
Net interest income increased to $9.7 million in the first quarter of 2008 from $8.2 million in the first quarter of 2007. This increase was primarily due to growth of over $181 million in average interest earning assets despite a nine basis point decline in net interest margin from the first quarter of 2007 to the same period in 2008.
Centra’s interest bearing assets and liabilities increased significantly during the first quarter of 2008 compared to 2007. The most significant areas of change were net loans, which increased to an average balance of $877.1 million for the quarter ended March 31, 2008, from $705.1 million for the quarter ended March 31, 2007, and interest-bearing liabilities which grew to an average of $890.3 million from $745.9 for the respective periods. These trends reflect the continued growth of Centra in all operating markets.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarter ended March 31, 2008 and 2007, was 3.83% and 3.91%, respectively. Centra has experienced a decline in the margin similar to other financial institutions while operating in a challenging interest rate environment. Centra experienced a 53 basis point decline in the yield on interest earning assets which was substantially offset by a 46 basis points decrease in the yield on interest bearing liabilities.
Management continuously monitors the effects of net interest margin on the performance of the bank. Growth and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits continues, management anticipates that future deposits will be at a higher cost of funds thereby exerting continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,135	$11	3.88%	$1,232	$43	14.16%
Federal funds sold	26,691	199	3.00	32,335	439	5.50
Loans held for sale	3,833	47	4.91	1,541	25	6.65
Securities (1)(4):
Taxable	94,797	1,371	5.82	108,553	1,421	5.31

Tax exempt	31,690	425	5.39	5,039	80	6.43
Loans (2)(3)(4):
Commercial	608,477	11,032	7.29	466,259	9,446	8.22
Tax exempt	10,401	198	7.65	4,312	97	9.17
Consumer	86,337	1,657	7.72	71,738	1,347	7.62
Real estate	185,759	3,099	6.67	173,258	2,979	6.97
Allowance for loan losses	(13,882)	—	—	(10,448)	—	—

Net loans	877,092	15,986	7.33	705,119	13,869	7.98

Total earning assets	1,035,238	18,039	7.01	853,819	15,877	7.54
Cash and due from banks	15,718			17,402
Other assets	51,359			46,236

Total assets	1,102,315			$917,457

Liabilities
Deposits:
Non-interest-bearing demand	$113,652	$—		$105,566	$—
NOW	160,208	1,169	2.94	99,166	1,074	4.39
Money market checking	118,616	664	2.25	105,615	826	3.17
Savings	36,068	66	0.73	36,469	112	1.24
IRAs	45,811	499	4.38	38,313	421	4.46
CDs	479,713	5,241	4.39	428,047	4,629	4.39
Short-term borrowings	29,922	185	2.48	18,298	210	4.65
Long-term borrowings	20,000	345	6.93%	20,000	367	7.44

Total interest-bearing liabilities	890,338	8,169	3.69%	745,908	7,639	4.15

Other liabilities	9,004			8,140

Total liabilities	1,012,994			859,614

Stockholders’ equity
Common stock	5,972			4,199
Paid-in capital	81,614			48,361
Accumulated earnings	395			4,956
Unrealized gains	1,340			327

Total stockholders’ equity	89,321			57,843

Total liabilities and stockholders’ equity	1,102,315			$917,457

Net interest spread			3.32			3.39
Impact of non-interest-bearing funds on margin			0.51			0.52

Net interest income-margin		9,870	3.83%		$8,238	3.91%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $256 in 2008 and $174 in 2007.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $14,204,000, $13,536,000, and $10,680,000 as of March 31, 2008, December 31, 2007, and March 31, 2007, respectively. The increase in the allowance for loan losses at March 31, 2008 compared to prior periods was due to a continued increase in the loan portfolio, the continued deterioration of the general economic climate and the continued increase in delinquent and nonperforming loans. The provision for credit losses for the quarters ended March 31, 2008 and 2007, was $638,000 and $500,000, respectively.
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

	Three Months Ended
	March 31
(Dollars in Thousands)	2008	2007

Allowance for loan losses
Balance, beginning of period	$13,536	$10,336

Loan charge-offs	(20)	(63)
Loan recoveries	50	61

Net recoveries (charge-offs)	30	(2)

Provision for loan losses	638	346

Balance, end of period	14,204	$10,680

Total nonperforming assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in Thousands)	2008	2007

Nonaccrual loans:
Commercial	$4,839	$1,142
Real Estate	704	295
Consumer	432	201

Total non-accrual loans	5,975	1,638
Renegotiated loans	—	—

Total non-performing loans	5,975	1,638
Other real estate, net	235	10

Total non-performing assets	$6,210	$1,648

Accruing loans past due 30 days or more	$2,774	$2,239
Non-performing loans as a % of total loans	.66%	.22%
Allowance for loan losses as a % of non-performing loans	238%	652%
Allowance for loan losses as a % of total loans	1.56%	1.46%
Nonaccrual loans have increased from the prior period predominately due to several large commercial relationships that were placed on nonaccrual status during the fourth quarter of 2007 and first quarter of 2008.
Centra maintains an allowance for losses related to lending related commitments. This is classified within the other liabilities portion of the balance sheet. Activity in this reserve account is as follows:

	March 31
(Dollars in Thousands)	2008	2007

Balance, beginning of period	1,507	$1,167
Provision for loss	—	154

Balance, end of period	1,507	$1,321

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Noninterest income totaled $1,803,000 in the first quarter of 2008 compared to $1,119,000 in the first quarter of 2007. The overall increase in noninterest income is predominantly due to an increase in service charges on deposit accounts and an increase in other service charges. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposit accounts throughout our operating markets.
Service charges on deposit accounts increased to $548,000 in the first quarter of 2008 from $368,000 in the first quarter of 2007. This growth was the direct result from the corresponding increase in deposit accounts. Similarly, other service charges and fees increased to $558,000 in the first quarter of 2008 from $409,000 in the first quarter of 2007. This increase resulted from the overall growth of accounts in the deposit and loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed-rate and adjustable mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $329,000 from such fees in the first quarter of 2008 compared to $181,000 in the first quarter of 2007. This increase resulted from a substantial increase in the number of mortgages originated and sold within the favorable mortgage rate environment.
Noninterest Expense
For the first quarter of 2008, noninterest expense totaled $8,027,000 compared to $6,513,000 in the first quarter of 2007. Centra’s efficiency ratio was 68.46% for the first quarter of 2008 compared to 68.09% for the first quarter of 2007. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. Centra’s 2008 efficiency ratio was consistent with the same period in 2007 despite a 61% increase in non-interest income. Management continues to monitor noninterest expenses in light of the continued growth of the organization.
Salaries and benefits totaled $4,352,000 for the quarter ended March 31, 2008, compared to $3,179,000 for the quarter ended March 31, 2007. Salaries and benefits expense for the respective periods reflects Centra’s continued commitment to provide high quality customer service. Centra had 263 full-time equivalent personnel as of March 31, 2008, compared to 239 full-time equivalent personnel as of March 31, 2007. This increase is largely due to the addition of customer support and operations personnel to support the growth of the bank. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended March 31, 2008 and 2007, occupancy expense totaled $641,000 and $455,000, respectively. This increase is primarily due to the leasing of a facility to house a new operations center located in Morgantown, West Virginia along with Centra’s expansion into the full space of our headquarters located at 990 Elmer Prince Drive in Morgantown, West Virginia.
Equipment expense totaled $495,000 in the first quarter of 2008 compared to $418,000 for the first quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $336,000 for the quarter ended March 31, 2008, and $258,000 for the quarter ended March 31, 2007. Equipment depreciation expense reflects Centra’s continued de novo branch expansion and equipment related to the operations center.
Advertising costs totaled $311,000 in the first quarter of 2008 compared to $529,000 in the first quarter of 2007. This 41% decrease represents management’s discretion in adjusting the marketing efforts in our more mature markets while continuing the level of advertising in our newer expansion areas. Included in this marketing decrease were certain contributions made in 2007 that were not made in 2008. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy while reducing marketing expenses.
Professional fees totaled $162,000 in the first quarter of 2008 compared to $108,000 in the first quarter of 2007. This increase reflects the furthering complexity of Centra’s operations as it continues to expand into new markets.
Data processing costs totaled $507,000 in the first quarter of 2008 compared to $427,000 in the first quarter of 2007. Data processing costs have increased in correlation to the number of deposit and loan accounts, the continued branch expansion, and the addition of the operations center.
Other outside services totaled $186,000 in the first quarter of 2008 compared to $235,000 in the first quarter of 2007. This decrease is due to decreased ATM networking related fees and other line item decreases.
Other operating expense totaled $1,373,000 in the first quarter of 2008 compared to $1,162,000 in the first quarter of 2007. The primary component of growth in this area is regulatory expense as a credit received from the FDIC in 2007 offset a majority of the cost recognized during that time period. Other categories of other operating expense remained relatively consistent with the prior period.

Income Tax Expense
The effective tax rate for the first quarter of 2008 and 2007 was 35.1% and 39.4%, respectively. The decrease was primarily due to Centra’s investment in tax free securities whose average balance increased approximately $26.7 million. Centra is continually searching for methods to minimize the overall tax liability.
Centra incurred income tax expense of $981,000 in the first quarter of 2008 compared to $898,000 for the first quarter of 2007. Centra’s income tax expense has increased over the prior year due to an increase in net income before tax offset by a decrease in the effective tax rate.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.66% and 8.16% for the first quarter of 2008 compared to 0.61% and 9.70% for the first quarter of 2007. ROA increased slightly compared to the prior period reflecting the increased profitability of Centra. However, ROE decreased due to a $31 million increase in average equity primarily due to Centra completing a $24 million stock offering in the fourth quarter of 2007.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at March 31, 2008, were $1.121 billion or an increase of $35 million since December 31, 2007. This is attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded by increases in nearly all categories of deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $970 million at March 31, 2008, or an increase of $26.2 million since December 31, 2007. Short-term borrowings totaled $31.5 million at March 31, 2008, and have increased $6.3 million since December 31, 2007.
Stockholders’ equity has increased approximately $2 million from December 31, 2007, due primarily to Centra’s net income.
Cash and Cash Equivalents
Cash and cash equivalents totaled $42.9 million as of March 31, 2008, compared to $43.4 million as of December 31, 2007, or a decrease of $457,000.
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
Investment Securities
Investment securities totaled $127.9 million as of March 31, 2008, and $125.9 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio. This is an increase of $2.0 million from year-end and reflects Centra’s deposit generation supporting loan growth and demand.

All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2008, the amortized cost of the bank’s investment securities totaled $125.4 million, resulting in unrealized appreciation in the investment portfolio of $2.5 million and a corresponding increase in the bank’s equity of $1.5 million, net of deferred income taxes.
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
The following table details total loans outstanding as of:

	March 31	December 31
(Dollars in Thousands)	2008	2007

Commercial	$151,380	$143,675
Real estate, commercial	484,914	460,644
Real estate, residential mortgage	185,631	185,800
Consumer	86,948	86,057

Total loans	$908,873	$876,176

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to continue to be strong during the remainder of 2008.
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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $970 million at March 31, 2008.
Non-interest-bearing deposits remain a core funding source for Centra. At March 31, 2008, non-interest-bearing deposits totaled $124 million compared to $114 million at December 31, 2007. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $846 million at March 31, 2008, compared to $830 million at December 31, 2007. Average interest-bearing liabilities totaled $890 million during the first quarter of 2008 compared to $746 million for the first quarter of 2007. Average non-interest-bearing demand deposits totaled $114 million for the first quarter of 2008 compared to $106 million for the first quarter of 2007. Management will continue to emphasize deposit growth in 2008 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At March 31, 2008, short-term borrowings totaled $31 million compared to $25 million at December 31, 2007.
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
Capital/Stockholders’ Equity
On February 21, 2008, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s first cash dividend on Centra common stock. Payable on April 1, 2008, $0.05 per share will be distributed to shareholders of record on March 14, 2008. This follows the company’s fourth 10% stock dividend in as many years.
At March 31, 2008, accumulated other comprehensive income totaled $1.5 million compared to $419,000 at December 31, 2007. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2008, Centra Bank has $15.1 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2007 Form 10-K. At March 31, 2008, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for an adequately capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $28.3 million and $28.8 million at March 31, 2008 and December 31, 2007, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2008 and December 31, 2007, was $191.2 million and $182.1 million, respectively. At March 31, 2008 and December 31, 2007, Centra has recorded $1.5 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2008 and 2007, Centra had $5.1 million and $3.4 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2008, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2008.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(5,236)	(13.70%)
200	(3,517)	(9.20%)
100	(1,791)	(4.70%)
-100	1,856	4.90%
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
Future Outlook
The bank’s results of operations through the first quarter of 2008 shows that Centra has been able to integrate the Smithfield acquisition and expanded into the Hagerstown market while growing in all of our operating markets at a substantial pace. The continued emphasis in future periods will be to continue focusing on asset quality and profitable growth while balancing the effects of competition on pricing of our interest bearing assets and liabilities. The critical challenge for the bank in the future will be the continued emphasis on customer service and balancing competitive pressures on growth and profitability.
Future plans for the bank involve continuing the successful start of the operations in the Washington County, Maryland area. In our Fayette County market, the bank is enhancing the personal banking services and is relocating our Fairchance location to a larger full-service location more convenient for our customers. We also anticipate opening another location in Washington County in late 2008 or early 2009. These locations complement our delivery systems and enable the bank to service a broader customer base.
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
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2007, filing on Form 10-K.
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

May 12, 2008	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer