Form 10-Q
period 2008-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2008-08-13
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2008
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
990 Elmer Prince Drive, Morgantown, WV 26505
(Address of Principal Executive Offices, Including Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐                      No ☑
      Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
      As of August 1, 2008, the number of shares outstanding of the registrant’s only class of common stock was 5,988,740.

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Centra Financial Holdings, Inc. (Centra or Registrant) listed below are included on pages 3-10 of this report.

Consolidated Balance Sheets at June 30, 2008 and December 31, 2007
Consolidated Statements of Income for the Six and Three Months Ended June 30, 2008 and June 30, 2007
Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2008 and June 30, 2007
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and June 30, 2007
Notes to Consolidated Financial Statements
EX-31.1
EX-31.2
EX-32.1
EX-32.2
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

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition
Management’s Discussion and Analysis of Results of Operations and Financial Condition is included on pages 11-26 of this report.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30	December 31
	2008	2007
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$25,036	$15,507
Interest-bearing deposits in other banks	1,209	985
Federal funds sold	—	26,904

Total cash and cash equivalents	26,245	43,396

Available-for-sale securities, at fair value (amortized cost of $117,819 at June 30, 2008 and $124,379 at December 31, 2007)	118,387	125,904

Loans, net of unearned income	969,340	876,176
Allowance for loan losses	(14,692)	(13,536)

Net loans	954,648	862,640

Premises and equipment, net	21,253	18,720
Loans held for sale	3,517	1,865
Goodwill and other intangible assets	16,667	16,735
Other assets	21,922	15,927

Total assets	$1,162,639	$1,085,187

Liabilities
Deposits
Non-interest bearing	$131,079	$114,419
Interest bearing	849,287	829,515

Total deposits	980,366	943,934

Short-term borrowings	62,320	25,173
Long-term debt	20,000	20,000
Other liabilities	9,408	8,160

Total liabilities	1,072,094	997,267

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 5,988,740 issued and outstanding on June 30, 2008 and 5,971,171 issued and outstanding on December 31, 2007	5,989	5,971
Additional paid-in capital	81,786	81,580
Accumulated earnings (deficit)	2,429	(547)
Accumulated other comprehensive income	341	916

Total stockholders’ equity	90,545	87,920

Total liabilities and stockholders’ equity	$1,162,639	$1,085,187

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2008	2007	2008	2007

Interest income
Loans, including fees	$31,623	$28,529	$15,707	$14,694
Loans held for sale	94	83	47	58
Securities available-for-sale	2,887	2,932	1,234	1,458
Interest-bearing bank balances	19	102	9	59
Federal funds sold	264	755	65	317

Total interest income	34,887	32,401	17,062	16,586

Interest expense
Deposits	14,542	14,549	6,903	7,486
Short-term borrowings	387	422	202	212
Long-term debt	559	737	214	370

Total interest expense	15,488	15,708	7,319	8,068

Net interest income	19,399	16,693	9,743	8,518

Provision for credit losses	1,158	943	520	443

Net interest income after provision for credit losses	18,241	15,750	9,223	8,075
Other income
Service charges on deposit accounts	1,194	938	646	570
Other service charges and fees	1,204	870	646	461
Secondary market income	719	525	390	344
Security Gains	195	—	40	—
Other	451	328	238	167

Total other income	3,763	2,661	1,960	1,542

Other expense
Salary and employee benefits	8,410	6,696	4,058	3,517
Occupancy expense	1,270	988	629	533
Equipment expense	1,036	887	541	469
Advertising	670	1,077	359	548
Professional fees	521	187	359	79
Data processing	1,033	868	526	441
Other outside services	416	448	230	213
Other	2,921	2,413	1,548	1,251

Total other expense	16,277	13,564	8,250	7,051

Net income before income taxes	5,727	4,847	2,933	2,566
Income tax expense	1,972	1,832	991	934

Net income	$3,755	$3,015	$1,942	$1,632

Basic net income per share	$0.63	$0.65	$0.32	$0.35
Diluted net income per share	$0.58	$0.60	$0.30	$0.33
Basic weighted average shares outstanding	5,976,673	4,633,320	5,981,500	4,647,953
Diluted weighted average shares outstanding	6,482,733	4,991,554	6,487,125	5,018,877
Cash dividends declared per share	$0.10	—	$0.05	—

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2008 and 2007
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of common stock	29	243			272
Comprehensive income:
Net income	—	—	3,015	—	3,015
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of income taxes of $271	—	—	—	(407)	(407)

Total comprehensive income					2,608

Balance, June 30, 2007	$4,226	$48,592	$7,011	$3	$59,832

Balance, January 1, 2008	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	18	99			117
Stock based compensation		107			107
Adoption of EITF 06-04			(181)		(181)
Cash stock dividends declared, $0.10 per share			(598)		(598)
Comprehensive income:
Net income			3,755		3,755
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of reclassification adjustment for net gains included in net income and net of income taxes of $383				(575)	(575)

Total comprehensive income					3,180

Balance, June 30, 2008	$5,989	$81,786	$2,429	$341	$90,545

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Six Months Ended June 30
	2008	2007

Operating activities
Net income	3,755	$3,015
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(456)	(578)
Amortization of premiums on securities	226	47
Provision for credit losses	1,158	943
Deferred income tax expense	924	911
Gain on sale of securities	(195)	—
Gain on the disposal of fixed assets	—	(4)
Amortization of purchase accounting adjustments	843	986
Depreciation	892	695
Loans originated for sale	(25,858)	(26,183)
Proceeds of loans sold	24,925	23,950
Gain on sale of loans	(719)	(517)
Increase in other liabilities	875	387
Increase in other assets	(1,219)	(1,319)

Net cash provided by operating activities	5,151	2,333

Investing activities
Purchases of life insurance	(5,619)	(104)
Purchases of premises and equipment	(3,423)	(3,211)
Purchases of available-for-sale securities	(37,793)	(25,013)
Maturities of available-for-sale securities	44,777	32,519
Net increase in loans made to customers	(93,192)	(72,513)

Net cash used in investing activities	(95,250)	(68,322)

Financing activities
Net increase in deposits	35,983	48,489
Net increase in securities sold under agreement to repurchase	37,147	79
Proceeds of stock offering	117	272
Cash Dividends Paid	(299)	—

Net cash provided by financing activities	72,948	48,840

Decrease in cash and cash equivalents	(17,151)	(17,149)

Cash and cash equivalents — beginning of period	43,396	59,472

Cash and cash equivalents — end of period	$26,245	$42,323

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
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles. Operating results for the six and three months ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2007, Form 10-K filed with the Securities and Exchange Commission.
Note C – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2008 and 2007, stock options to purchase 1,337,520 and 1,343,980 shares at an average price of $10.10 and $9.96, respectively, were outstanding. For the three months ended June 30, 2008 and 2007, the dilutive effect of stock options was 505,625 and 370,923 shares, respectively. For the six months ended June 30, 2008 and 2007, the dilutive effect of stock options was 506,060 and 358,234, respectively.
Note D – Fair Value Measurements
Centra adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements, on January 1, 2008 which clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February of 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, Centra has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles.

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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2008:

Fair Value Measurements at
June 30, 2008 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities			118,387
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of conforming one-to-four family residential loans originated for sale on a servicing released basis in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the six months ended June 30, 2008, no fair value adjustment was recorded related to loans held for sale.
Allowance for credit losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Such loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the Allowance for Credit Losses. Market value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Credit Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the six months ended June 30, 2008, no fair value adjustment was recorded that impacted the allowance for loan losses allocated to impaired loans.
Note E – Recent Accounting Pronouncements
On March 19, 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Centra will adopt SFAS 161 effective January 1, 2009 and adoption is not anticipated to have a material impact on Centra’s Consolidated Financial Statements.
On February 15, 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Centra adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on Centra’s Consolidated Financial Statements.
In September 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which will require employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 applies for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. Centra adopted EITF 06-4 on January 1, 2008, as required and a cumulative effect adjustment was recorded in retained earnings.
On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 established a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have an impact on the Centra’s Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At June 30, 2008 and 2007, or for the six and three months ended June 30, 2008 and 2007:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2008	2007	2008	2007

Net income to:
Average assets	0.68%	0.65%	0.68%	0.69%
Average stockholders’ equity	8.40%	10.39	8.63%	11.04
Net interest margin	3.80%	3.91	3.76%	3.91

Average stockholders’ equity to average assets	8.07	6.29	7.93	6.27
Total loans to total deposits (end of period)	98.88	89.75	98.88	89.75
Allowance for loan losses to total loans (end of period)	1.52	1.45	1.52	1.45
Efficiency ratio	68.68	68.17	68.91	68.25
Capital ratios:
Tier 1 capital ratio	10.13	8.65	10.13	8.65
Risk-based capital ratio	11.38	9.92	11.38	9.92
Leverage ratio	8.18	6.77	8.18	6.77
Cash dividends as a percentage of net income	15.94%	N/A	15.40%	N/A
Per share data:
Book value per share (end of period)	$15.12	$12.87	$15.12	$12.87
Market value per share (end of period)*	18.25	14.87	18.25	14.87
Basic earnings per share	0.63	0.65	0.32	0.35
Diluted earnings per share	0.58	0.60	0.30	0.33

*	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

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
Results of Operations
Overview of the Statement of Income
For the quarter ended June 30, 2008, Centra earned $1,942,000 compared to $1,632,000 in the second quarter of 2007. These earnings equated to a return on average assets of 0.68% and 0.69%, respectively, and a return on average equity of 8.63% and 11.04%, respectively. This overall increase in net income is due to growth resulting from the continued increases in earning assets along with improvement in non-interest income levels.
For the six months ended June 30, 2008, Centra earned $3,755,000 compared to $3,015,000 for the first six months of 2007. These earnings equated to a return on average assets of 0.68% and 0.65% for the six months ended June 30, 2008 and 2007, respectively. Return on average equity was 8.40% and 10.39% for June 30, 2008 and 2007, respectively. While net income has increased by 25% for the six month period, return on equity decreased due to the successful $24 million stock offering completed in the last half of 2007.
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
Net interest income increased to $9.7 million in the second quarter of 2008 from $8.5 million in the second quarter of 2007. Net interest income increased to $19.4 million in the first six months of 2008 from $16.7 million in the first six months of 2007. These similar increases were due to growth in interest earning assets despite a 15 basis point decrease in net interest margin from the second quarter of 2007 to 2008.

Centra’s interest-earning assets and liabilities increased significantly during the second quarter and first six months of 2008 compared to 2007. The most significant areas of change were net loans, which increased to an average balance of $932.0 million for the quarter ended June 30, 2008 from $740.7 million for the quarter ended June 30, 2007 and interest-bearing liabilities which grew to an average of $916.0 million from $766.2 for the respective periods. Net loans increased to an average balance of $904.6 million for the six months ended June 30, 2008 from $723.0 million for the six months ended June 30, 2007 and interest-bearing liabilities which grew to an average of $895.6 million from $756.1 for the respective periods. These trends reflect the continued growth of Centra in all of our operating markets.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2008 and 2007, was 3.76% and 3.91%, respectively. Centra expected this decrease in net interest margin as increased funding costs have outpaced the bank’s earning asset yield. Despite this 15 basis point margin compression, net interest income increased $1.2 million due to the growth of earning assets. Net interest margin compression is consistent with management’s expectations given the interest rate environment and the overall decline in net interest margin of financial institutions in general.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rate, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for quality loans and deposits continues, management anticipates future continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,266	$8	2.50%	$1,165	$59	20.31%
Federal funds sold	10,737	65	2.45	23,729	316	5.35
Loans held for sale	3,755	48	5.11	4,171	58	5.56
Investments:
Taxable	84,369	927	4.42	106,832	1,405	5.28
Tax exempt	35,429	468	5.31	5,041	83	6.56

Loans:
Commercial	662,633	10,930	6.63	495,646	10,158	8.22
Tax exempt	11,235	216	7.73	4,827	106	8.84
Consumer	87,686	1,654	7.59	75,987	1,463	7.72
Real estate	184,922	2,985	6.49	175,211	3,007	6.88
Allowance for loan losses	(14,427)	—	—	(10,973)	—	—

Net loans	932,049	15,785	6.81	740,698	14,734	7.98

Total earning assets	1,067,605	17,301	6.52	881,636	16,655	7.58
Cash and due from banks	16,882			16,875
Other assets	56,340			46,546

Total assets	$1,140,827			$945,057

Liabilities
Deposits:
Non-interest bearing demand	$125,095	—		$111,520	—

NOW	163,699	839	2.06	105,423	1,114	4.24
Money market checking	117,429	533	1.83	107,144	900	3.37
Savings	36,236	40	.44	36,707	225	2.46
IRAs	46,348	475	4.12	40,540	339	3.35
CDs	486,953	5,016	4.14	436,575	4,909	4.51
Short-term borrowings	45,321	203	1.80	19,778	212	4.30
Long-term borrowings	20,000	214	4.32	20,000	370	7.42

Total interest-bearing liabilities	915,986	7,320	3.21	766,167	8,069	4.22

Other liabilities	9,223			8,104

Total liabilities	1,050,304			885,791

Stockholders’ equity
Common stock	5,982			4,225
Paid-in capital	82,683			48,583
Accumulated earnings	794			6,246
Unrealized gains	1,064			212

Total stockholders’ equity	90,523			59,266

Total liabilities and stockholders’ equity	$1,140,827			$945,057

Net interest spread			3.31			3.36
Impact of non-interest bearing funds on margin			.45			0.55

Net interest income-margin		$9,981	3.76%		$8,586	3.91%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,201	$19	3.15%	$1,198	$102	17.17%
Federal funds sold	18,714	264	2.84	28,008	755	5.43
Loans held for sale	3,794	95	5.01	2,864	83	5.85
Investments:
Taxable	89,583	2,298	5.13	107,687	2,826	5.25
Tax exempt	33,559	893	5.32	5,040	162	6.44

Loans:
Commercial	635,555	21,962	6.95	481,034	19,604	8.22
Tax exempt	10,818	414	7.69	4,571	204	8.99
Consumer	87,011	3,311	7.65	73,874	2,810	7.67
Real estate	185,340	6,084	6.60	174,240	5,986	6.87
Allowance for loan losses	(14,154)	—	—	(10,712)	—	—

Net loans	904,570	31,771	7.06	723,007	28,604	7.98

Total earning assets	1,051,421	35,243	6.76	867,804	32,532	7.56
Cash and due from banks	16,300			17,137
Other assets	53,799			46,410

Total assets	$1,121,520			$931,351

Liabilities
Deposits:
Non-interest bearing demand	$119,497	—		$108,559	—

NOW	161,954	2,008	2.49	102,312	2,188	4.31
Money market checking	118,022	1,198	2.04	106,383	1,726	3.27
Savings	36,152	105	.59	36,589	337	1.86
IRAs	46,080	975	4.25	39,433	760	3.89
CDs	483,209	10,257	4.27	432,335	9,538	4.45
Short-term borrowings	37,621	387	2.07	19,042	422	4.47
Long-term borrowings	20,000	559	5.63	20,000	737	7.43

Total interest-bearing liabilities	895,556	15,489	3.45	756,094	15,708	4.19

Other liabilities	9,063			8,153

Total liabilities	1,024,116			872,806

Stockholders’ equity
Common stock	5,977			4,212
Paid-in capital	82,148			48,473
Accumulated earnings	595			5,591
Unrealized gains (losses)	1,202			269

Total stockholders’ equity	89,922			58,545

Total liabilities and stockholders’ equity	$1,114,038			$931,351

Net interest spread			3.31			3.37
Impact of non-interest bearing funds on margin			.49			0.54

Net interest income-margin		$19,754	3.80%		$16,824	3.91%

Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $14,692,000, $13,536,000, and $11,107,000 as of June 30, 2008, December 31, 2007, and June 30, 2007, respectively. The increase in the allowance for loan losses at June 30, 2008 compared to prior periods was due to a continued increase in the loan portfolio, the continued deterioration of the general economic climate and the continued increase in delinquent and nonperforming loans. The provision for credit losses for the quarters ended June 30, 2008 and 2007 was $520,000 and $443,000, respectively. The provision for credit losses for the six months ended June 30, 2008 and 2007, was $1,158,000 and $943,000, respectively.
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

	Six Months Ended
	June 30
(Dollars in thousands)	2008	2007

Allowance for loan losses
Balance, beginning of period	$13,536	$10,336

Loan charge-offs	(86)	(80)
Loan recoveries	99	132

Net recoveries	13	52

Loan loss provision	1,143	719

Balance, end of period	$14,692	$11,107

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in thousands)	2008	2007

Non-accrual loans:
Commercial	$5,199	$1,112
Real estate	605	1,427
Consumer	899	93

Total non-accrual loans	6,703	2,632
Renegotiated loans	—	—

Total non-performing loans	6,703	2,632
Other real estate, net	—	—

Total non-performing assets	6,703	$2,632

Accruing loans past due 30 days or more	$2,988	$936
Non-performing loans as a % of total loans	0.69%	0.34%
Allowance for loan losses as a % of non-performing loans	219%	422%
Allowance for loan losses as a % of total loans	1.52%	1.45%
Real estate loans are placed on nonaccrual automatically when they become 90-days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Commercial nonaccrual loans have increased from the prior period predominately due to a single commercial relationship that was placed on nonaccrual status during the fourth quarter of 2007.
Despite these credit quality trends, the overall portfolio’s quality remains strong as evidenced by non-performing loans accounting for only 0.69% of total loans as of June 30, 2008. In part due to a net recovery position through June 30, 2008, the allowance for loan losses is 1.52% of total loans despite a increase in the related provision.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments to the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	June 30
(Dollars in thousands)	2008	2007

Balance, beginning of period	$1,507	$1,167
Provision	15	224

Balance, end of period	$1,522	$1,391

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
Non-interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $1,960,000 in the second quarter of 2008 compared to $1,542,000 in the second quarter of 2007. Non-interest income totaled $3,763,000 in the first six months of 2008 compared to $2,661,000 in the first six months of 2007. The overall increase in non-interest income is due to an increase in all other income line items which include volume related increases in service charges on deposit accounts, other service charges, secondary market income and securities gains of $195,000 and $40,000 for the six months and quarter ended June 30, 2008, respectively.
Service charges on deposit accounts increased to $646,000 in the second quarter of 2008 from $570,000 in the second quarter of 2007. Similarly, service charges on deposit accounts increased to $1,194,000 in the first six months of 2008 from $938,000 in the first six months of 2007. These increases resulted from the overall growth of accounts in the deposit portfolio of the bank and fees related to that growth.
Other service charges and fees increased to $646,000 in the second quarter of 2008 from $461,000 in the second quarter of 2007. Other service charges and fees increased to $1,204,000 in the first six months of 2008 from $870,000 in the first six months of 2007. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed-rate and adjustable rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $390,000 from such fees in the second quarter of 2008 compared to $344,000 in the second quarter of 2007. Centra recognized $719,000 from such fees in the first six months of 2008 compared to $525,000 in the first six months of 2007. These increases resulted from an increased level of mortgages being sold on the secondary market when compared to the respective volumes in 2007 due to Centra’s expanded operating markets.
Other income increased to $238,000 in the second quarter of 2008 from $167,000 in the second quarter of 2007. Other income increased to $451,000 in the first six months of 2008 from $328,000 in the first six months of 2007. These general improvements in other income were due to growth in title services income and brokerage and insurance fees.
Non-interest Expense
For the second quarter of 2008, non-interest expense totaled $8,250,000 compared to $7,051,000 in the second quarter of 2007. Centra’s efficiency ratio was 68.91% for the second quarter of 2008 compared to 68.25% for the second quarter of 2007. This ratio measures the efficiency of non-interest expenses incurred in relationship to net interest income plus non-interest income.
For the first six months of 2008, non-interest expense totaled $16,277,000 compared to $13,564,000 in the first six months of 2007. Centra’s efficiency ratio was 68.68% for the first six months of 2008 compared to 68.17% for the first six months of 2007.
Salaries and benefits totaled $4,058,000 for the quarter ended June 30, 2008 compared to $3,517,000 for the quarter ended June 30, 2007. Salaries and benefits totaled $8,410,000 for the six months ended June 30, 2008 compared to $6,696,000 for the six months ended June 30, 2007. Salaries and benefits expense for the respective periods reflects Centra’s continued commitment to provide high quality customer service and continued de novo branch openings in our operating markets. Centra had 259 full-time equivalent personnel as of June 30, 2008 compared to 262 full-time equivalent personnel as of June 30, 2007.
For the quarters ended June 30, 2008 and 2007, occupancy expense totaled $629,000 and $533,000, respectively. Included in net occupancy expense for the respective quarters is lease expense, which totaled

$296,000 and $241,000. For the six months ended June 30, 2008 and 2007, occupancy expense totaled $1,270,000 and $988,000, respectively. Included in net occupancy expense for the respective quarters is lease expense totaling $602,000 and $468,000. These increases are primarily due to the leasing of a facility to house a new operations center located in Morgantown, West Virginia along with Centra’s expansion into the full space of our headquarters located at 990 Elmer Prince Drive in Morgantown, West Virginia
Equipment expense totaled $541,000 in the second quarter of 2008 compared to $469,000 for the second quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $347,000 for the quarter ended June 30, 2008 and $289,000 for the quarter ended June 30, 2007. Equipment expense totaled $1,036,000 in the first six months of 2008 compared to $887,000 for the first six months of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $683,000 for the six months ended June 30, 2008 and $548,000 for the six months ended June 30, 2007. Equipment depreciation expense reflects Centra’s continued de novo branch expansion and equipment related to the operations center.
Advertising costs totaled $359,000 in the second quarter of 2008 compared to $548,000 in the second quarter of 2007. Advertising costs totaled $670,000 in the first six months of 2008 compared to $1,077,000 in the first six months of 2007. These decreases represents management’s discretion in adjusting the marketing efforts in our more mature markets while continuing the level of advertising in our newer expansion areas. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy while reducing marketing expenses.
Data processing costs totaled $526,000 in the second quarter of 2008 compared to $441,000 in the second quarter of 2007. Data processing costs totaled $1,033,000 in the first six months of 2008 compared to $868,000 in the first six months of 2007. Data processing costs have increased in correlation to the increase in the number of deposit and loan accounts of the bank along with telecommunication charges associated with new branch locations.
Other operating expense totaled $1,548,000 in the second quarter of 2008 compared to $1,251,000 in the second quarter of 2007. Other operating expense totaled $2,921,000 in the first six months of 2008 compared to $2,413,000 in the first six months of 2007. The primary component of growth in this area is regulatory expense as a credit received from the FDIC in 2007 offset a majority of the cost recognized during that time period. Other categories of other operating expense remained relatively consistent with the prior period.
Income Tax Expense
The effective tax rate for the second quarter of 2008 was 33.8% compared to 36.4% for the second quarter of 2007. The effective tax rate for the first six months of 2008 was 34.4% compared to 37.8% for the first six months of 2007. The decrease was primarily due to Centra’s increased investment in tax exempt securities.
Centra incurred income tax of $991,000 in the second quarter of 2008 compared to $934,000 for the second quarter of 2007. Centra incurred income tax of $1,972,000 in the first six months of 2008 compared to $1,832,000 for the first six months of 2007.

Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.68% and 8.63% for the second quarter of 2008 compared to 0.69% and 11.04% for the second quarter of 2007. ROA and ROE were 0.68% and 8.40% for the first six months of 2008 compared to 0.65% and 10.39% for the first six months of 2007. ROA was in line with prior periods. However, ROE decreased due to a $31 million increase in average equity primarily due to Centra completing a $24 million stock offering in the fourth quarter of 2007.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at June 30, 2008 were $1,162.6 million or an increase of $77.5 million since December 31, 2007. This is primarily attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded primarily by increases in interest bearing deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $980.4 million at June 30, 2008 or an increase of $36.4 million since December 31, 2007. Short-term borrowings totaled $62.3 million at June 30, 2008 or an increase of $37.1 million since December 31, 2007 as Centra drew on short term advances to fund strong loan demand in the second quarter.
Stockholders’ equity has increased approximately $2.6 million from December 31, 2007, due primarily to net income of $3.8 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $26.2 million as of June 30, 2008 compared to $43.4 million as of December 31, 2007, or a decrease of $17.2 million. This decrease is primarily due to increased loan demand that utilized funds that previously resided in federal funds sold.
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
Investment Securities
Investment securities totaled $118.4 million as of June 30, 2008 and $125.9 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $7.5 million from year-end and reflects security maturities and calls in 2008 and the reinvestment of those proceeds in the loan portfolio.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2008, the amortized cost of the bank’s investment securities totaled $117.8 million, resulting in unrealized appreciation in the investment portfolio of approximately

$568,000 and a corresponding increase in Centra’s stockholders’ equity of $341,000, net of deferred income taxes. Management believes the decline in fair value to be attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated its intent and ability to hold securities until such time as the value recovers or the securities mature.
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
The following table details total loans outstanding as of:

	June 30	December 31
(Dollars in thousands)	2008	2007

Commercial	$160,638	$143,675
Real estate, commercial	533,302	460,644
Real estate, mortgage	187,121	185,800
Consumer	88,279	86,057

Total loans	$969,340	$876,176

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $980.4 million at June 30, 2008.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2008, non-interest bearing deposits totaled $131.1 million compared to $114.4 million at December 31, 2007. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $849.3 million at June 30, 2008 compared to $829.5 million at December 31, 2007. Average interest-bearing liabilities totaled $916.0 million during the second quarter of 2008 compared to $766.2 million for the second quarter of 2007. Average interest-bearing liabilities totaled $895.6 million during the first six months of 2008 compared to $756.1 million for the first six months of 2007. Average non-interest bearing demand deposits totaled $125.1 million for the second quarter of 2008 compared to $111.5 million for the second quarter of 2007. Average non-interest bearing demand deposits totaled $119.5 million for the first six months of 2008 compared to $108.6 million for the first six months of 2007. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At June 30, 2008 and December 31, 2007, short-term borrowings totaled $62.3 million and $25.2 million, respectively.
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
Capital/Stockholders’ Equity
At June 30, 2008, accumulated other comprehensive income totaled $341,000 compared to an accumulated other comprehensive income of $916,000 at December 31, 2007. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2008, Centra Bank has $19.1 million available for dividends. On May 22, 2008, Centra declared a cash dividend of $0.05 per share for shareholders of record as of June 20, 2008 and payable on July 1, 2008.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2007 Form 10-K. At June 30, 2008, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.

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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $30.6 million and $28.8 million at June 30, 2008 and December 31, 2007, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2008 and December 31, 2007 was $199.9 million and $182.1 million, respectively. At June 30, 2008 and December 31, 2007, Centra has recorded $1.5 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate or adjustable rate mortgage loans and sells them in the secondary market, servicing released. At June 30, 2008 and December 31, 2007, Centra had $0.8 million and $2.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2008, in all rate change scenarios.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2008.

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
	(Dollars in Thousands)
300	(4,391)	(11.54)%
200	(2,958)	(7.77)%
100	(1,518)	(4.00)%
-100	1,523	4.00%
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

Future Outlook
The bank’s results of operations through the second quarter of 2008 shows that Centra has been able to continue its growth pattern despite an uncertain economic climate. The continued emphasis in future periods will be to continue focusing on asset quality and profitable growth while balancing the effects of competition on pricing of our interest bearing assets and liabilities. The critical challenge for the bank in the future will be the continued emphasis on customer service and balancing competitive pressures on growth and profitability.
Future plans for the bank involve continuing the successful start of the operations in the Washington County, Maryland area. In our Fayette County market, the bank has enhanced the personal banking services and recently relocated our Fairchance location to a larger full-service location more convenient for our customers. We also anticipate opening another location in Washington County in late 2008 or early 2009. These locations complement our delivery systems and enable the bank to service a broader customer base.
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
Item 4. Submission of Matters to a Vote of Security Holders
On May 10, 2007, Centra Financial Holdings, Inc. held its annual meeting in the Operations Center, 3040 University Drive, Morgantown, West Virginia. Over 70% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:
Shareholder voting results are as follows:

					Broker
Nominee	For	Withheld	Against	Abstain	Non-votes

Arthur Gabriel	4,203,047	0	0	8,154	N/A
Robert A. McMillan	4,192,552	0	0	18,649	N/A
Michael A. Murray	4,190,979	0	0	20,222	N/A
Milan Puskar	4,203,719	0	0	7,482	N/A
Ernst & Young LLP was ratified to serve as independent auditors for the Corporation for the year 2007 and the shareholder voting results are as follows:

					Broker
	For	Withheld	Against	Abstain	Non-votes

Ernst & Young LLP	4,173,294	0	4,289	33,168	N/A
An Executive Bonus Plan for Executive Officers of Centra Bank, Inc. was approved and the voting results are as follows:

					Broker
	For	Withheld	Against	Abstain	Non-votes

Executive Bonus Plan	3,942,082	0	64,514	11,259	N/A
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

August 7, 2008	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer