Form 10-Q
period 2008-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2008-11-14
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2008
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
     Indicate by checkmark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:
     As of November 6, 2008, the number of shares outstanding of the registrant’s only class of common stock was 6,000,453.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	September 30	December 31
	2008	2007
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$19,893	$15,507
Interest-bearing deposits in other banks	955	985
Federal funds sold	—	26,904

Total cash and cash equivalents	20,848	43,396

Available-for-sale securities, at fair value (amortized cost of $121,644 at September 30, 2008 and $124,379 at December 31, 2007)	123,063	125,904

Loans, net of unearned income	1,011,927	876,176
Allowance for loan losses	(15,229)	(13,536)

Net loans	996,698	862,640

Premises and equipment, net	21,228	18,720
Loans held for sale	3,017	1,865
Goodwill and other intangible assets	16,482	16,735
Other assets	23,076	15,927

Total assets	$1,204,412	$1,085,187

Liabilities
Deposits
Non-interest bearing	$135,317	$114,419
Interest bearing	902,757	829,515

Total deposits	1,038,074	943,934

Short-term borrowings	42,798	25,173
Long-term debt	20,000	20,000
Other liabilities	10,685	8,160

Total liabilities	1,111,557	997,267

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 shares authorized; none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 5,988,740 and 5,971,171 issued and outstanding on September 30, 2008 and December 31, 2007, respectively	5,989	5,971
Additional paid-in capital	81,847	81,580
Accumulated earnings	4,168	(547)
Accumulated other comprehensive income	851	916

Total stockholders’ equity	92,855	87,920

Total liabilities and stockholders’ equity	$1,204,412	$1,085,187

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2008	2007	2008	2007

Interest income
Loans, including fees	$47,692	$44,092	$16,069	$15,563
Loans held for sale	135	128	41	45
Securities available-for-sale	4,102	4,527	1,215	1,595
Interest-bearing bank balances	22	164	3	62
Federal funds sold	313	1,363	49	608

Total interest income	52,264	50,274	17,377	17,873

Interest expense
Deposits	21,377	22,989	6,835	8,440
Short-term borrowings	704	704	317	282
Long-term debt	802	1,112	243	375

Total interest expense	22,883	24,805	7,395	9,097

Net interest income	29,381	25,469	9,982	8,776

Provision for credit losses	1,971	1,464	813	521

Net interest income after provision for credit losses	27,410	24,005	9,169	8,255

Other income
Service charges on deposit accounts	2,071	1,535	877	597
Other service charges and fees	1,818	1,355	614	485
Secondary market income	995	819	276	294
Security gains	212	—	17	—
Other	687	537	236	209

Total other income	5,783	4,246	2,020	1,585

Other expense
Salary and employee benefits	12,430	10,410	4,020	3,714
Occupancy expense	1,901	1,556	631	568
Equipment expense	1,596	1,372	560	485
Advertising	1,014	1,502	344	425
Professional fees	902	198	381	11
Data processing	1,620	1,346	587	478
Other outside services	667	631	251	183
Other	4,362	3,836	1,441	1,423

Total other expense	24,492	20,851	8,215	7,287

Net income before income taxes	8,701	7,400	2,974	2,553

Income tax expense	2,917	2,716	945	884

Net income	$5,784	$4,684	$2,029	$1,669

Basic net income per share	$0.97	$1.01	$0.34	$0.35
Diluted net income per share	$0.89	$0.92	$0.31	$0.32
Basic weighted average shares outstanding	5,980,725	4,656,537	5,988,740	4,702,214
Diluted weighted average shares outstanding	6,479,709	5,065,106	6,473,572	5,211,457
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited) (Dollars in thousands)

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
	Stock	Capital	Earnings	(Loss) Income	Total

Balance, January 1, 2007	$4,197	$48,349	$3,996	$410	$56,952
Issuance of common stock	463	8,438	—	—	8,901
Comprehensive income:
Net income	—	—	4,684	—	4,684
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of income tax benefit of $(103)				155	155

Total comprehensive income					4,839

Balance, September 30, 2007	$4,660	$56,787	$8,680	$565	$70,692

Balance, January 1, 2008	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	18	99	—	—	117
Stock based compensation	—	168	—	—	168
Adoption of EITF 06-04	—	—	(171)	—	(171)
Cash dividends declared, $0.15 per share	—	—	(898)	—	(898)
Comprehensive income:
Net income	—	—	5,784	—	5,784
Other comprehensive loss:
Change in net unrealized gain (loss) on available-for-sale securities, net of income tax benefit of $(128)	—	—	—	(192)	(192)
Reclassification adjustment for gains on securities included in net income, net of taxes of $85	—	—	—	127	127

Total other comprehensive income	—	—	—	—	(65)

Total comprehensive income					5,719

Balance, September 30, 2008	$5,989	$81,847	$4,168	$851	$92,855

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in thousands)

	Nine Months Ended September 30
	2008	2007

Operating activities
Net income	$5,784	$4,684
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(534)	(826)
Amortization of premiums on securities	397	82
Provision for credit losses	1,971	1,464
Amortization of purchase accounting adjustments	1,047	1,478
Stock option expense	168	—
Deferred income tax expense (benefit)	1,514	916
Gain on disposal of premises and equipment	—	(1)
Depreciation	1,371	1,068
Gain on sale of available-for-sale securities	(212)	—
Loans originated for sale	(65,289)	(57,534)
Proceeds of loans sold	65,132	56,010
Gain on sale of loans	(995)	(798)
Increase in other liabilities	2,055	2,041
(Increase) in other assets	(3,177)	(2,482)

Net cash provided by operating activities	9,232	6,102

Investing activities
Purchases of life insurance	(5,745)	(161)
Purchases of premises and equipment	(3,883)	(4,641)
Purchases of available-for-sale securities	(52,995)	(51,052)
Sales and maturities of available-for-sale securities	56,078	47,551
Net increase in loans made to customers	(136,068)	(129,149)

Net cash used in investing activities	(142,613)	(137,452)

Financing activities
Net increase in deposits	93,691	125,007
Net increase in securities sold under agreement to repurchase	17,625	5,193
Proceeds of stock offering	117	8,901
Payment of cash dividends	(600)	—

Net cash provided by financing activities	110,833	139,101

(Decrease) increase in cash and cash equivalents	(22,548)	7,751

Cash and cash equivalents — beginning of period	43,396	59,472

Cash and cash equivalents — end of period	$20,848	$67,223

Notes to consolidated financial statements are an integral part of these statements.

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
Note B – Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U.S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U.S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2007, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles. Operating results for the nine and three months ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2007, Form 10-K filed with the Securities and Exchange Commission.
Note C – Net Income Per Common Share
Centra determines basic earnings per share by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income by the weighted average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2008 and 2007, stock options to purchase 1,337,520 and 1,343,980 shares at an average price of $10.10 and $9.96, respectively, were outstanding. For the three months ended September 30, 2008 and 2007, the dilutive effect of stock options was 484,832 and 509,243 shares, respectively. For the nine months ended September 30, 2008 and 2007, the dilutive effect of stock options was 498,984 and 408,569, respectively.
Note D – Fair Value Measurements
Centra adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements, on January 1, 2008 which clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February of 2008, the Financial Accounting Standards Board (FASB) issued Staff Position No. 157-2 (FSP 157-2), which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 defers the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Thus, Centra has only partially applied SFAS 157. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles. In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.
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
Available-for-sale securities: Investment securities represent the second largest component of Centra’s assets, accounting for approximately 10% of total assets at September 30, 2008. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. Centra’s portfolio consists of primarily US Agency and municipal securities. The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2008:

Fair Value Measurements at
September 30, 2008 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities		$762	$122,301
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of conforming one-to-four family residential loans originated for sale on a servicing released basis in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the nine months ended September 30, 2008, no fair value adjustment was recorded related to loans held for sale.

Allowance for credit losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. Such loans are valued at the lower of cost or market for purposes of determining the appropriate amount of impairment to be allocated to the Allowance for Credit Losses. Market value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, accounts receivable and other forms of collateral as deemed necessary. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Credit Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the nine months ended September 30, 2008, no fair value adjustment was recorded that impacted the allowance for loan losses allocated to impaired loans.
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. For the nine months ended September 30, 2008, no fair value adjustment was recorded that impacted OREO.
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
On May 9, 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 established a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, the Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles, and is not expected to have an impact on Centra’s Consolidated Financial Statements.
Note F – Subsequent Event
The Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared a 10% stock dividend for shareholders of record on December 19, 2008, our fifth in the last five years, and a cash dividend of $0.05 a share for shareholders of record on December 12, 2008. Both dividends will be payable on January 2, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. When considering forward looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of item 1A of our 2007 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.
The following data should be read in conjunction with the unaudited consolidated financial statements and management’s discussion and analysis that follows.
At September 30, 2008 and 2007 or for the Nine and Three Months Ended September 30, 2008 and 2007:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2008	2007	2008	2007

Net income to:
Average assets	.67%	.65%	.68%	.65%
Average stockholders’ equity	8.54	10.49	8.81	10.68
Net interest margin	3.74	3.83	3.65	3.69

Average stockholders’ equity to average assets	7.87	6.21	7.68	6.08
Total loans to total deposits (end of period)	97.48	88.42	97.48	88.42
Allowance for loan losses to total loans (end of period)	1.50	1.41	1.50	1.41
Allowance for credit losses to total loans (end of period)	1.66	1.58	1.66	1.58
Efficiency ratio *	68.07	68.30	66.91	68.55
Capital ratios:
Tier 1 capital ratio	9.95	9.39	9.95	9.39
Risk-based capital ratio	11.21	10.65	11.21	10.65
Leverage ratio	8.11	7.34	8.11	7.34
Cash dividends as a percentage of net income	15.52	N/A	14.79	N/A
Per share data:
Book value per share (end of period)	$15.50	$13.79	$15.50	$13.79
Market value per share (end of period)**	18.25	18.18	18.25	18.18
Basic earnings per share	0.97	1.01	0.34	0.35
Diluted earnings per share	0.89	0.92	0.31	0.32

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.

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
Results of Operations
Overview of the Statement of Income
For the quarter ended September 30, 2008, Centra earned $2,029,000 compared to $1,669,000 in the third quarter of 2007. These earnings equated to a return on average assets of 0.68% and 0.65%, respectively, and a return on average equity of 8.81% and 10.68%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 21.57%.
For the nine months ended September 30, 2008, Centra earned $5,784,000 compared to $4,684,000 for the first nine months of 2007. These earnings equated to a return on average assets of 0.67% and 0.65%, respectively, and a return on average equity of 8.54% and 10.49%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 23.48%.
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
Net interest income increased to $10.0 million in the third quarter of 2008 from $8.8 million in the third quarter of 2007. Net interest income increased to $29.4 million in the first nine months of 2008 from $25.5 million in the first nine months of 2007. These similar increases were due to growth in interest earning assets despite a 9 basis point decrease in year-to-date net interest margin from the third quarter of 2007 to 2008. The decrease in net interest margin is the result of the challenging rate environment and fierce competition for deposits in our operating markets.
Centra’s interest-earning assets and liabilities increased significantly during the third quarter and first nine months of 2008 compared to 2007. The most significant areas of change were net loans, which increased 25.67% or $199.7 million, to an average balance of $977.8 million for the quarter ended September 30, 2008, from $778.1 million for the quarter ended September 30, 2007. Interest-bearing liabilities grew by 15.25% or $127.1 million to an average of $960.4 million from $833.3 million for the respective periods. Net loans increased by 25.30% or $187.6 million to an average balance of $929.2 million for the nine months ended September 30, 2008, from $741.6 million for the nine months ended September 30, 2007, and interest-bearing liabilities which grew to an average of $992.4 million from $778.1 million for the respective periods. These trends reflect the continued growth of Centra across all categories.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2008 and 2007, was 3.65% and 3.69%, respectively. The net interest margin for the nine months ended September 30, 2008 and 2007, was 3.74% and 3.83%, respectively. Centra has experienced a net interest margin decline similar to many others in the industry as a result of a challenging interest rate environment. Net interest margin compression is consistent with management’s expectations given the interest rate environment.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.
Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,025	$3	1.06%	$1,040	$63	23.88%
Federal funds sold	11,641	49	1.67	48,485	609	4.98
Loans held for sale	2,538	40	6.32	2,599	45	6.83
Investments:
Taxable	87,403	912	4.15	114,849	1,513	5.23
Tax exempt	34,910	462	5.27	8,187	121	5.87

Loans:
Commercial	701,370	11,451	6.50	519,723	10,730	8.19
Tax exempt	12,212	224	7.28	7,938	152	7.59
Consumer	88,749	1,569	7.04	82,264	1,607	7.75
Real estate	190,357	2,906	6.07	179,640	3,125	6.90
Allowance for loan losses	(14,910)	—	—	(11,420)	—	—

Net loans	977,778	16,150	6.57	778,145	15,614	7.96

Total earning assets	1,115,295	17,616	6.28	953,305	17,965	7.48
Cash and due from banks	17,192			17,166
Other assets	60,179			48,749

Total assets	1,192,666			$1,019,220

Liabilities
Deposits:
Non-interest bearing demand	$130,616	$—	—	$114,723	$—	—

NOW	167,401	836	1.99	137,135	1,540	4.45
Money market checking	130,679	611	1.86	112,180	973	3.44
Savings	36,845	43	0.47	35,893	117	1.30
IRAs	45,652	456	3.98	43,152	496	4.56
CDs	493,011	4,889	3.94	459,434	5,314	4.59
Short-term borrowings	66,766	317	1.89	25,546	282	4.38
Long-term borrowings	20,000	243	4.83	20,000	375	7.45

Total interest-bearing liabilities	960,354	7,395	3.06	833,340	9,097	4.33

Other liabilities	10,056			9,171

Total liabilities	1,101,026			957,234

Stockholders’ equity
Common stock	5,989			4,275
Paid-in capital	82,779			49,522
Accumulated earnings	2,282			7,926
Unrealized gains (losses)	590			263

Total stockholders’ equity	91,640			61,986

Total liabilities and stockholders’ equity	1,192,666			$1,019,220

Net interest spread			3.22			3.15
Impact of non-interest bearing funds on margin			0.43			0.54

Net interest income-margin		$10,221	3.65%		$8,868	3.69%

Average Balances and Interest Rates
(Unaudited)(Dollars in thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,142	$22	2.52%	$1,145	$165	19.22%
Federal funds sold	16,339	313	2.56	34,909	1,363	5.22
Loans held for sale	3,372	135	5.34	2,774	128	6.16
Investments:
Taxable	88,851	3,210	7.23	110,101	4,340	5.26
Tax exempt	34,013	1,355	7.97	6,101	283	6.20

Loans:
Commercial	657,653	33,413	6.79	494,071	30,335	8.21
Tax exempt	11,286	637	7.54	5,705	356	8.34
Consumer	87,595	4,880	7.44	76,702	4,417	7.70
Real estate	187,025	8,991	6.42	176,060	9,110	6.90
Allowance for loan losses	(14,408)	—	—	(10,950)	—	—

Net loans	929,151	47,921	6.89	741,588	44,218	7.97

Total earning assets	1,072,868	52,956	6.59	896,618	50,497	7.53
Cash and due from banks	16,600			17,146
Other assets	60,658			47,193

Total assets	1,150,126			$960,957

Liabilities
Deposits:
Non-interest bearing demand	$123,163	$—	—	$110,636	$—	—

NOW	163,783	2,844	2.32	114,047	3,727	4.37
Money market checking	122,272	1,809	1.98	108,337	2,699	3.33
Savings	36,385	148	0.55	36,354	336	1.24
IRAs	45,936	1,431	4.16	40,686	1,375	4.52
CDs	486,568	15,145	4.16	441,467	14,852	4.50
Short-term borrowings	47,407	704	1.98	21,234	704	4.43
Long-term borrowings	20,000	802	5.36	20,000	1,112	7.44

Total interest-bearing liabilities	922,351	22,883	3.31	782,125	24,805	4.24

Other liabilities	14,113			8,491

Total liabilities	1,059,627			901,252

Stockholders’ equity
Common stock	5,981			4,233
Paid-in capital	82,360			48,827
Accumulated earnings	1,161			6,378
Unrealized gains (losses)	997			267

Total stockholders’ equity	90,499			59,705

Total liabilities and stockholders’ equity	1,150,126			$960,957

Net interest spread			3.28			3.29
Impact of non-interest bearing funds on margin			0.46			0.54

Net interest income-margin		$30,073	3.74%		$25,692	3.83%

Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $15,229,000, $13,536,000, and $11,556,000 as of September 30, 2008, December 31, 2007, and September 30, 2007, respectively. The increase in the allowance for loan losses at September 30, 2008 compared to prior periods was due to a continued increase in the loan portfolio, the continued deterioration of the general economic climate and the continued increase in non-performing loans. The provision for credit losses for the quarters ended September 30, 2008 and 2007 was $813,000 and $521,000, respectively. The provision for credit losses for the nine months ended September 30, 2008 and 2007 was $1,971,000 and $1,464,000, respectively.
Management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk.
Management continually monitors the loan portfolio through its regional committees and the Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in loan concentrations. Specific loss estimates are derived for individual impaired credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level. Activity in the allowance for loan losses follows:

	Nine Months Ended
	September 30
(Dollars in thousands)	2008	2007

Allowance for loan losses
Balance, beginning of period	$13,536	$10,336

Loan charge-offs	(353)	(150)
Loan recoveries	144	192

Net recoveries (charge-offs)	(209)	42

Provision for loan losses	1,902	1,178

Balance, end of period	$15,229	$11,556

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30
(Dollars in thousands)	2008	2007

Non-accrual loans:
Commercial	$4,641	$1,092
Real Estate	2,194	430
Consumer	402	60

Total non-accrual loans	7,237	1,582
Renegotiated loans	—	—

Total non-performing loans	7,237	1,582
Other real estate, net	303	235

Total non-performing assets	$7,540	$1,817

Accruing loans past due 30 days or more	$2,271	$1,921
Non-performing loans as a % of total loans	0.72%	0.19%
Allowance for loan losses as a % of non-performing loans	210%	730%
Allowance for loan losses as a % of total loans	1.50%	1.41%
Allowance for credit losses as a % of total loans	1.66%	1.58%
Loans are placed on nonaccrual automatically when they become 90-days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Commercial nonaccrual loans have increased from the prior period predominately due to two commercial relationships that were placed on nonaccrual status in 2008.
Despite these credit quality trends, the overall portfolio’s quality remains strong as evidenced by non-performing loans accounting for only 0.72% of total loans as of September 30, 2008. The allowance for loan losses is 1.50% of total loans despite strong loan growth through 2008 and relatively low charge offs through September 30, 2008
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	September 30
(Dollars in thousands)	2008	2007

Balance, beginning of period	$1,507	$1,167
Provision	69	286

Balance, end of period	$1,576	$1,453

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
Non-Interest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Non-interest income totaled $2,020,000 in the third quarter of 2008 compared to $1,585,000 in the third quarter of 2007. Non-interest income totaled $5,783,000 for the first nine months of 2008 compared to $4,246,000 for the first nine months of 2007. The overall increase in non-interest income is due to an increase in all other income line items which include volume related increases in service charges on deposit accounts, other service charges, secondary market income and securities gains of $1,537,000 and $435,000 for the nine months and quarter ended September 30, 2008, respectively.
Service charges on deposit accounts increased to $877,000 in the third quarter of 2008 from $597,000 in the third quarter of 2007. Service charges on deposit accounts increased to $2,071,000 in the first nine months of 2008 from $1,535,000 in the first nine months of 2007. These increases resulted from the overall growth of accounts in the deposit portfolio of the bank and fees related to that growth.
Other service charges and fees increased to $614,000 in the third quarter of 2008 from $485,000 in the third quarter of 2007. Other service charges and fees increased to $1,818,000 in the first nine months of 2008 from $1,355,000 in the first nine months of 2007. This increase resulted from the overall growth of accounts in the aforementioned deposit and loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed or adjustable rate first-lien conforming mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $276,000 from such fees in the third quarter of 2008 compared to $294,000 in the third quarter of 2007. For the nine months ended September 30, 2008, Centra recognized $995,000 from such fees in the first nine months of 2008 compared to $819,000 in the first nine months of 2007. These increases resulted from an increased level of mortgages being sold on the secondary market when compared to the respective volumes in 2007 due to Centra’s expanded operating markets.
Centra recognized gains on available-for-sale securities called during 2008. The resulting securities gains were $17,000 for the quarter ending September 30, 2008 and $212,000 for the first nine months of the year. No securities were sold as of September 30, 2007.
Other income increased to $236,000 in the third quarter of 2008 from $209,000 in the third quarter of 2007. Other income increased to $687,000 in the first nine months of 2008 from $537,000 in the first nine months of 2007. The general improvements in other income were due to growth in title services income and brokerage and insurance fees.
Non-Interest Expense
For the third quarter of 2008, non-interest expense totaled $8,215,000 compared to $7,287,000 in the third quarter of 2007. Centra’s efficiency ratio, a ratio that measures the efficiency of non-interest expenses, less amortization of intangibles, incurred in relationship to net interest income plus non-interest income, was 66.91% for the third quarter of 2008 compared to 68.55% for the third quarter of 2007. Centra’s third-quarter 2008 efficiency ratio decreased due to overall increases in income while mitigating increases in non-interest expenses.
For the first nine months of 2008, non-interest expense totaled $24,492,000, compared to $20,851,000 in the first nine months of 2007. Centra’s efficiency ratio was 68.07% for the first nine months of 2008 compared to 68.30% for the first nine months of 2007.
Salaries and benefits totaled $4,020,000 for the quarter ended September 30, 2008, compared to $3,714,000 for the quarter ended September 30, 2007. Salaries and benefits totaled $12,430,000 for the nine months ended September 30, 2008, compared to $10,410,000 for the nine months ended September 30, 2007. Salaries and benefits expense for the respective periods reflects Centra’s continued growth and commitment to provide high quality customer service and continued de novo branch openings in our operating markets. Centra had 248 full-time equivalent personnel as of September 30, 2008.
For the quarters ended September 30, 2008 and 2007, occupancy expense totaled $631,000 and $568,000, respectively. Included in net occupancy expense for the respective quarters is lease expense, which totaled $296,000 and $293,000. For the nine months ended September 30, 2008 and 2007, occupancy expense totaled $1,901,000 and $1,556,000, respectively. Included in net occupancy expense for the respective periods is lease expense totaling $898,000 and $761,000. These increases are primarily due to the leasing of a facility to house a new operations center located in Morgantown, West Virginia along with Centra’s expansion into the full space of our headquarters located at 990 Elmer Prince Drive in Morgantown, West Virginia and space leased for our branch in Hagerstown, Maryland.

Equipment expense totaled $560,000 in the third quarter of 2008 compared to $485,000 for the third quarter of 2007. Included in equipment expense is depreciation of furniture, fixtures and equipment of $356,000 for the quarter ended September 30, 2008 and $296,000 for the quarter ended September 30, 2007. Equipment expense totaled $1,596,000 in the first nine months of 2008 compared to $1,372,000 for the first nine months of 2007. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $1,039,000 for the nine months ended September 30, 2008, and $844,000 for the nine months ended September 30, 2007. Equipment depreciation expense reflects Centra’s continued de novo branch expansion and equipment related to the operations center.
Advertising costs totaled $344,000 in the third quarter of 2008 compared to $425,000 in the third quarter of 2007. Advertising costs totaled $1,014,000 in the first nine months of 2008 compared to $1,502,000 in the first nine months of 2007. These decreases represent management’s discretion in adjusting the marketing efforts in our more mature markets while continuing the level of advertising in our newer expansion areas. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy while reducing marketing expenses.
Professional fees totaled $381,000 in the third quarter of 2008 compared to $11,000 in the third quarter of 2007. For the nine months of 2008, professional fees totaled $902,000 compared to $198,000 in the first nine months of 2007. The increase in professional fees for both the quarter and nine months ended are the result of expenses previously accrued in connection with certain compliance projects that were not incurred in 2007 compared to a normalized level in 2008. The remaining increases are due to increased legal, accounting and consulting fees paid relating to the operation of the bank.
Data processing costs totaled $587,000 in the third quarter of 2008 compared to $478,000 in the third quarter of 2007. Data processing costs totaled $1,620,000 in the first nine months of 2008 compared to $1,346,000 in the first nine months of 2007. Data processing costs have increased in direct correlation to the increase in the number of deposit and loan accounts of the bank along with telecommunication charges associated with new branch locations and the operations center.
Other operating expense totaled $1,441,000 in the third quarter of 2008 compared to $1,423,000 in the third quarter of 2007. Other operating expense totaled $4,362,000 in the first nine months of 2008 compared to $3,836,000 in the first nine months of 2007. Other operating expense was lower in 2007 as a result of a credit received from the FDIC, which offset a majority of the cost recognized during that time period. Other categories of other operating expense remained relatively consistent with the prior period.
Income Tax Expense
The effective tax rate for the third quarter of 2008 was 31.78% compared to 36.40% for the third quarter of 2007. The effective tax rate for the first nine months of 2008 was 33.52% compared to 37.80% for the first nine months of 2007. The decrease was primarily due to Centra’s increased investment in tax exempt securities.
Centra incurred income tax of $945,000 in the third quarter of 2008 compared to $884,000 for the third quarter of 2007. Centra incurred income tax expense of $2,917,000 in the first nine months of 2008 compared to $2,716,000 for the first nine months of 2007.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.68% and 8.81% for the third quarter of 2008 compared to 0.65% and 10.68% for the third quarter of 2007. ROA and ROE were 0.67% and 8.54% for the first nine months of 2008 compared to 0.65% and 10.49% for the first nine months of 2007. ROA was in line with prior periods. However, ROE decreased due to a $31 million increase in average equity primarily due to Centra completing a $24 million stock offering in the fourth quarter of 2007.
The bank is considered “well-capitalized” under regulatory and industry standards of risk-based capital.

Financial Condition
Overview of the Statement of Condition
Total assets at September 30, 2008, were $1.2 billion or an increase of $119.2 million since December 31, 2007. This is primarily attributable to the bank’s continued expansion within the communities it serves and its continued emphasis on offering competitive products to its customers combined with quality customer service. Asset growth has occurred primarily due to increases in loans and was funded primarily by increases in interest bearing deposits. The bank utilizes investment securities and federal funds sold to invest funds pending anticipated loan demand.
Deposits totaled $1.0 billion at September 30, 2008, or an increase of $94.1 million since December 31, 2007. Short-term borrowings totaled $42.8 million at September 30, 2008, and have increased $17.6 million since December 31, 2007.
Stockholders’ equity has increased approximately $4.9 million from December 31, 2007 to $92.9 million as of September 30, 2008, due primarily to the net income of $5.8 million.
Cash and Cash Equivalents
Cash and cash equivalents totaled $20.8 million as of September 30, 2008, compared to $43.4 million as of December 31, 2007, or a decrease of $22.6 million. This decrease is primarily due to increased loan demand that utilized funds that previously resided in federal funds sold.
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
Investment Securities
Investment securities totaled $123.1 million as of September 30, 2008, and $125.9 million as of December 31, 2007. Government sponsored agency securities comprise the majority of the portfolio. This is a decrease of $2.8 million from year-end and reflects security maturities and calls in 2008 and the reinvestment of those proceeds in the loan portfolio. During the nine months ended September 30, 2008, $56.1 million securities were matured, called or sold offset by purchases of $53.0 million in new securities. Most of these purchases were in tax exempt bonds in order to maximize tax savings which help contribute to a higher yield versus other similar alternatives.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2008, the amortized cost of the bank’s investment securities totaled $121.7 million, resulting in unrealized appreciation in the investment portfolio of $1.4 million and a corresponding increase in the bank’s equity of $851,000, net of deferred income taxes. Management believes that individual security declines in fair value are attributable to changes in market interest rates and not the credit quality of the issuers. Centra has demonstrated the ability and intent to hold these securities until such time as the value recovers or the securities mature. However, Centra acknowledges that any impaired securities may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.
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

Loans
The bank’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, Southwestern Pennsylvania and Hagerstown, Maryland. Areas of focus consist primarily of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. The following table details total loans outstanding as of:

	September 30	December 31
(Dollars in thousands)	2008	2007
Commercial	$167,687	$143,675
Real estate, commercial	561,396	460,644
Real estate, mortgage	193,370	185,800
Consumer	89,474	86,057

Total loans	$1,011,927	$876,176

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1,038.1 million at September 30, 2008.
Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2008, non-interest bearing deposits totaled $135.3 million compared to $114.4 million at December 31, 2007. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest-bearing deposits totaled $902.8 million at September 30, 2008 compared to $829.5 million at December 31, 2007. Average interest-bearing liabilities totaled $960.4 million during the third quarter of 2008 compared to $833.3 million for the third quarter of 2007. Average interest-bearing liabilities totaled $922.4 million during the first nine months of 2008 compared to $782.1 million for the first nine months of 2007. Average non-interest bearing demand deposits totaled $130.6 million for the third quarter of 2008 compared to $114.7 million for the third quarter of 2007. Average non-interest bearing demand deposits totaled $123.2 million for the first nine months of 2008 compared to $110.6 million for the first nine months of 2007. Management will continue to emphasize deposit gathering in 2008 by offering outstanding customer service and competitively priced products.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At September 30, 2008, short-term borrowings totaled $42.8 million compared to $25.2 million at December 31, 2007. Included in the short-term borrowings, Centra had $12.7 million in federal funds purchased as of September 30, 2008. Centra did not hold any federal funds purchased at December 31, 2007.
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
Capital/Stockholders’ Equity
At September 30, 2008, accumulated other comprehensive gain totaled $851,000 compared to an accumulated other comprehensive income of $916,000 at December 31, 2007. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2008, Centra Bank has $19.1 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2007 Form 10-K. At September 30, 2008, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a “well-capitalized” financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $31.5 million and $28.8 million at September 30, 2008 and December 31, 2007, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2008 and December 31, 2007, was $200.3 million and $182.1 million, respectively. At September 30, 2008 and December 31, 2007, Centra has recorded $1.6 and $1.5 million, respectively, as an allowance against losses related to these commitments and has classified that allowance in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate, or adjustable rate mortgage loans and sells them on the secondary market, servicing released. At September 30, 2008 and December 31, 2007, Centra had $2.3 million and $2.0 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risk
Market Risk Management
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of September 30, 2008, in all rate change scenarios.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2008:
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(2,040)	(5.11)%
200	$(1,133)	(2.84)%
100	$(567)	(1.42)%
-100	$148	0.37%

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
Future Outlook
The bank’s results of operations through the third quarter of 2008 shows that Centra has been able to maintain loan quality levels uncertain economic climate. The continued emphasis in future periods will be to continue focusing on asset quality and capital preservation while balancing the effects of competition on pricing of our interest bearing assets and liabilities. The critical challenge for the bank in the future will be the continued emphasis on customer service and balancing competitive pressures on growth and profitability.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.
Part II. Other Information
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2007, filing on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Centra does not currently have a stock repurchase program.
Item 3. Defaults Upon Senior Securities
None

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

November 6, 2008	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer