Form 10-K
period 2008-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2009-03-16
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Based upon the average selling price of sales known to the registrant of the common shares of the registrant during the period from July 1, 2008 to August 31, 2008, the aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of June 30, 2008 was $78,206,123. For this purpose, certain executive officers and directors are considered affiliates.

Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held May 14, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Centra Financial Holdings, Inc., or Centra, was formed on October 25, 1999, as a bank holding company. Centra Bank, Inc., or the bank or Centra Bank, was formed on September 27, 1999, and chartered under the laws of the state of West Virginia. The bank commenced operations on February 14, 2000. During the first quarter of 2001, Centra formed two second-tier holding companies (Centra Financial Corporation — Morgantown, Inc. and Centra Financial Corporation — Martinsburg, Inc.) On August 25, 2006, Centra completed its acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania. The acquisition was completed in accordance with the Agreement and Plan of Merger that Centra and Smithfield entered into on April 7, 2006. During the first quarter of 2007, Centra formed two additional second-tier holding companies (Centra Financial Corporation — Uniontown, Inc. and Centra Financial Corporation — Hagerstown, Inc.) These four entities were formed to manage the banking operations of Centra Bank, the sole bank subsidiary, in those markets.

Centra operates offices in the Suncrest, Waterfront, Cheat Lake, Sabraton, and Westover areas of Morgantown;, Foxcroft Avenue, South Berkeley, and Spring Mills areas of Martinsburg, West Virginia; the Uniontown, Smithfield, Walnut Hill, and Point Marion areas of Fayette County, Pennsylvania; and the Pennsylvania Avenue and Kenley Square areas of Hagerstown, Maryland. At December 31, 2008, Centra had total assets of $1.2 billion, total loans of $1.0 billion, total deposits of $1.0 billion, and total stockholders’ equity of $95.2 million.

Centra’s business activities are currently confined to a single segment, community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), thirteen automobile drive-in facilities, banking by phone, and Internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.

At December 31, 2008, Centra had 232 full-time equivalent employees. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s Web site is www.centrabank.com.

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

Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed rate residential mortgages that are sold servicing released.). However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified eight areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank, although new loan requests in those areas are more closely scrutinized before approving additional loans in those categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley Counties, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland, and Ohio.

Commercial Loans

At December 31, 2008, Centra had outstanding approximately $743 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 72.5% of the total aggregate loan portfolio as of that date.

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

Centra presents all new loans with an aggregate outstanding balance greater than $100,000 to the board of directors on a bi-monthly basis. If deterioration in creditworthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on nonaccrual status.

Consumer Loans

At December 31, 2008, Centra had outstanding consumer loans in an aggregate amount of approximately $87 million or approximately 8.5% of the total loan portfolio.

Lending Practices.  Consumer loans generally involve more risk as to collectability than mortgage loans because of the type and nature of the collateral and, in certain instances, the absence of collateral. As a result, consumer lending collections are dependent upon the borrower’s continued financial stability, and thus are more likely to be adversely affected by employment loss, personal bankruptcy, or adverse economic conditions. Credit approval for consumer loans requires demonstration of sufficiency of income to repay principal and interest due, stability of employment, a positive credit record and sufficient collateral for secured loans. It is the practice of Centra to review its delinquent and nonperforming consumer loans monthly and to charge off loans that do not meet its standards and to adhere strictly to all laws and regulations governing consumer lending. The loan committees are responsible for monitoring performance in this area, and for advising and updating loan personnel.

Centra offers credit life insurance and accident and health insurance to all qualified buyers, thus reducing risk of loss when a borrower’s income is terminated or interrupted.

Real Estate Loans

At December 31, 2008, Centra had approximately $195 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 19.0% of the total loan portfolio.

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

FDIC Assessments.

The FDIC imposes an assessment against all depository institutions for deposit insurance. This assessment is based on the risk category of the institution and, prior to 2009, ranged from five to 43 basis points of an institution’s deposits. On October 7, 2008, as a result of decreases in the reserve ratio of the Deposit Insurance Fund (“DIF”), the FDIC issued a proposed rule establishing a Restoration Plan for the DIF. On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by seven basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment differentiates for risk and to set new assessment rates beginning with the second quarter of 2009. On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC reduced the amount of the proposed assessment to 0.10% of insured deposits as of June 30, 2009.

Troubled Asset Relief Program — Capital Purchase Program.

On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”). The company elected to participate in the CPP and sold preferred stock to the U.S. Treasury. As a participant in the CPP, the Company is subject to the regulatory requirements of the EESA, as amended from time to time. These requirements apply to us so long as Treasury holds any of our securities (unless it holds only our warrants).

America Recovery and Reinvestment Act of 2009.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously outlined under the CPP. The institution has the ability to repay the U.S. Treasury under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

Future Legislation.

Various other legislative and regulatory initiatives, including proposals to overhaul the banking regulatory system and to limit the investments that a depository institution may make with insured funds, are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of Centra and Centra Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Limits on Dividends

Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $20,179,000 available for dividends at January 1, 2009.

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

Executive Officers

The following are the executive officers of Centra Financial Holdings.

Name	Age	Position	Principal Occupation (Past Five Years)

Douglas J. Leech	54	Chairman, President and Chief Executive Officer	Chairman, President and CEO Centra Financial Holdings, Inc., President Centra Bank, Inc.
Henry M. Kayes, Jr.	41	Vice President	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); Senior Vice President — City Executive, Martinsburg, West Virginia, BB&T(2000 to 2001); Senior Vice President, One Valley Bank — East (1989-2001)
Kevin D. Lemley	54	Vice President, CFO and Treasurer	Senior Vice President and CFO Centra Bank, Inc. (1999 to present); Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, Chief Financial Officer (1987-1997)
Timothy P. Saab	52	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present); Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989-1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997)

Name	Age	Position	Principal Occupation (Past Five Years)

E. Richard Hilleary	60	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999)
Karla J. Strosnider	46	Vice President	Senior Vice President, Centra Bank, Inc. (1999 to present); Assistant Vice President, Operations, One Valley Bank — Charleston (1981 to 1999)
John T. Fahey	47	Vice President	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); Marketing Director, Huntington National Bank, West Virginia (1991 to 1999)

ITEM 1A.	RISK FACTORS

We may not be able to maintain our historical growth rate, which may adversely impact our results of operations and financial condition.

Since our inception, Centra’s asset level has increased rapidly, including a 12% increase in 2008. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branches less profitable or more expensive. If we experience a significant decline in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decrease, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2008. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are in serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crises, many lending institutions have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. There can be no assurance that the environment will improve in the near term.

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

Centra’s Ability to Pay Dividends is Limited.

Holders of shares of Centra’s common stock are entitled to dividends if, and when, they are declared by Centra’s Board of Directors out of funds legally available for that purpose. The Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined in the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $20,179,000 available for dividends as of January 2009.

On January 16, 2009, Centra, pursuant to a Letter Agreement with the United States Department of the Treasury (“U.S. Treasury”) issued and sold 15,000,000 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a Warrant to purchase 750.7507 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, par value $1.00 per share, in liquidation $1,000 per share (the “Series B Preferred Stock”) for an aggregate purchase price of $15,000,000 in cash. The Warrant was immediately exercised, and Centra issued 751 shares of Series B Preferred Stock.

The terms of the Series A Preferred Stock and Series B Preferred Stock include restrictions on Centra’s ability to declare or pay dividends, including a restriction against increasing dividends from the last quarterly cash dividend per share of $0.05 declared on Centra’s common stock prior to January 16, 2009. The redemption, purchase or other acquisition of common stock or trust preferred securities of Centra or its affiliates is restricted. These restrictions will terminate on the earlier of the third anniversary of the date of issuance of the Series A Preferred Stock and the date on which the Series A Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Series A Preferred Stock to third parties. In addition, the ability of Centra to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of common stock or other preferred stock of Centra, is subject to restrictions if Centra fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock and Series B Preferred Stock.

Financial Market and Economic Conditions May Adversely Affect Our Business.

The United States is considered to be in a recession, and many businesses are having difficulty due to reduced consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Because of declines in home prices and the values of subprime mortgages across the country, financial institutions and the securities markets have been adversely affected by significant declines in the values of most asset classes and by a serious lack of liquidity. These conditions have led to the failure or merger of a number of prominent financial institutions. In 2008, the U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

Centra’s financial performance and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans depends on the business environment in the markets where Centra operates.

An Increase in FDIC Assessments Could Impact Our Financial Performance.

The FDIC imposes an assessment against all depository institutions for deposit insurance. See “Supervision and Regulation — FDIC Assessments.” For 2009, the FDIC is proposing significant increases to assessed premiums on Centra Bank’s deposits. In the current economic environment, it is likely that this assessment will increase in general for financial institutions across the country, including Centra Bank, thereby increasing operating costs.

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

In particular, Centra’s competitors include several major national financial and banking companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns. Additionally, banks and other financial institutions may have products and services not offered by Centra, which may cause current and potential customers to choose those institutions. Centra experiences areas of competition with interest rates on loans and deposits, the ability to obtain deposits and the range and quality of services provided. If Centra is unable to attract new and retain current customers, loan and deposit growth could decrease causing Centra’s results of operations and financial condition to be negatively impacted.

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

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to shareholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 30% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation. The results of the vote may be contrary to the desires or interests of the public shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Centra’s sole banking subsidiary, Centra Bank, leases its main office on Elmer Prince Drive in Morgantown, West Virginia and its operation center on University Avenue in Morgantown, West Virginia. Centra Bank also leases its offices on Foxcroft Avenue in Martinsburg and on Pennsylvania Avenue, Frederick Street and North Point Drive in Hagerstown, Maryland. Rent expense on the leased properties totaled $1,263,000 in 2008, $1,063,000 in 2007, and $985,000 in 2006. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $671,000 in 2008, $658,000 in 2007, and $593,000 in 2006 and has primarily increased due to additional space being leased.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of shareholders during the quarter ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASERS OF EQUITY SECURITIES

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

Quarterly Market and Dividend Information:

	2008		2007
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$16.59	$0.05	$16.53	$0.00
Third Quarter	16.59	0.05	16.53	0.00
Second Quarter	16.59	0.05	13.52	0.00
First Quarter	16.53	0.05	13.52	0.00

Centra declared a 10% stock dividend on common shares on November 6, 2008, with a record date of December 12, 2008, payable January 2, 2009. All per share data has been restated to reflect the stock dividend.

As a result of record earnings and strong growth in 2007, the Board of Directors of Centra declared its first cash dividend. Four quarterly dividends of $0.05 each were declared for a year-to-date dividend amount of $0.20. The fourth quarter dividend will be payable on January 2, 2009. As noted above, Centra also declared its fifth 10% stock dividend in as many years. The declaration and payment of dividends are subject to various regulatory restrictions and requirements. Refer to “Supervision and Regulation — Limits on Dividends” and “Risk Factors — Centra’s Ability to Pay Dividends is Limited.”

Centra had 1,798 stockholders of record at December 31, 2008.

In 2008, the Board of Directors approved 1,100,000 shares of common stock to be used in our dividend reinvestment and stock purchase plans. Our shareholders of record have the opportunity to purchase shares of Centra Financial Holdings, Inc. common stock through these plans with full dividend reinvestment, partial dividend reinvestment and optional cash payment investment options. In addition, Centra’s Board of Directors approved the selection of Registrar and Transfer Company as Centra’s stock transfer agent.

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

The following line graph compares the five-year cumulative total shareholder return of Centra’s common shares, based on an initial investment of $100 on December 31, 2003, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks [U.S. Companies]”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #6712) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
AMONG CENTRA FINANCIAL HOLDINGS, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2004
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 31, 2008

	2003	2004	2005	2006	2007	2008
CENTRA FINANCIAL HOLDINGS	100.00	100.00	115.38	140.55	156.19	156.81
STATE COMMERCIAL BANKS	100.00	108.75	106.93	121.68	108.53	70.43
NASDAQ MARKET INDEX	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6.	SELECTED FINANCIAL DATA

The information below has been derived from Centra’s Consolidated Financial Statements.

(Dollars in Thousands, except
Ratios and Per Share Data)	2008	2007	2006(a)	2005	2004

Operating Data
For the year ended:
Total interest income	$69,355	$68,570	$50,201	$29,530	$20,014
Total interest expense	29,399	34,001	22,976	11,288	6,846
Net interest income	39,956	34,569	27,225	18,242	13,168
Provision for credit losses	5,157	3,498	2,327	1,341	2,160
Other income	7,566	6,081	3,638	3,135	2,497
Security gains(losses)	217	—	(40)	(247)	—
Other expense	32,763	28,921	20,735	13,465	10,350
Income tax expense	3,249	2,904	2,929	2,337	1,151
Net income	6,570	5,327	4,832	3,987	2,004
Balance Sheet Data
At year-end:
Total assets	$1,213,557	$1,085,187	$913,853	$550,756	$442,914
Investment securities	121,543	125,904	125,130	49,748	23,386
Total loans	1,025,212	876,176	693,520	463,496	396,914
Total deposits	1,012,393	943,934	804,188	484,532	385,822
Short-term borrowings	75,285	25,173	25,366	18,536	14,507
Long-term debt	20,000	20,000	20,000	10,000	10,000
Stockholders’ equity	95,242	87,920	57,113	33,873	29,745
Significant Ratios
Net income to:
Average total assets	.57%	.54%	.66%	.80%	.50%
Average stockholders’ equity	7.21	8.16	9.92	12.50	6.98
Average stockholders’ equity to average total assets	7.84	6.59	6.60	6.42	7.14
Average total loans to average deposits	92.87	89.00	89.61	99.46	99.06
Risk-based capital ratio	11.36	12.24	10.28	11.58	12.09
Per Share Data
Basic net income per share	$1.00	$0.99	$1.10	$0.91	$0.54
Diluted net income per share	$0.92	$0.91	$1.01	$0.83	$0.51
Cash dividends paid	$0.20	$0.00	$0.00	$0.00	$0.00
Book value at end of period	$14.00	$14.72	$13.57	$10.93	$10.59
Basic weighted-average shares outstanding	6,597,386	5,384,111	4,394,585	4,394,585	3,737,124
Diluted weighted-average shares outstanding	7,125,462	5,859,746	4,788,779	4,788,779	3,922,731

(a)	The financial data for 2006 and beyond includes the acquisition of Smithfield.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Many factors could cause Centra’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include those set forth in the “Risk Factors” section and the following:

•	General economic conditions, either nationally or within Centra’s markets, could be less favorable than expected;

•	Changes in market interest rates could affect interest margins and profitability;

•	Competitive pressures could be greater than anticipated;

•	Legal or accounting changes could affect Centra’s results;

•	Adverse changes could occur in the securities and investments markets;

•	The FDIC could increase insurance assessments;

•	The current economic environment could pose significant challenges for us as well as other financial institutions across the country, and these challenges could adversely affect our financial condition and results of operations; and

•	Legislation adopted by Congress may not prove effective in loosening the credit markets and reversing deterioration of the economy.

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

In the event management believes collection of all or a portion of contractual interest on a loan has become doubtful, which generally occurs after the loan is 90 days past due, Centra discontinues the accrual of interest. In addition, previously accrued interest deemed uncollectible that was recognized in income in the current year is reversed, while amounts recognized in income in the prior year are charged against the allowance for loan losses. Interest received on nonaccrual loans is included in income only if principal recovery is reasonably assured. A nonaccrual loan is restored to accrual status after appropriate review by lending and/or loan review personnel indicates the collectability of the total contractual principal and interest is no longer considered doubtful.

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

The amount of the allowance for loan losses for the various loan types represents management’s estimate of probable losses from existing loans based upon specific allocations for individual lending relationships and historical loss experience for each category of homogeneous loans. The allowance for loan losses related to impaired loans is based on discounted cash flows using the loan’s initial effective interest rate or the fair value of the collateral for certain collateral dependent loans. This evaluation requires management to make estimates of the amounts and timing of future cash flows on impaired loans, which consists primarily of nonaccrual and restructured loans. While allocations are made to specific loans and pools of loans, the allowance is available for all loan losses.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $16.4 million at December 31, 2008, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Centra to experience increases in problem assets, delinquencies, and losses on loans.

Investment Securities

Investment securities represent the second largest component of Centra’s assets, accounting for approximately 10% of total assets at December 31, 2008. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Centra’s balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence, and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, a decline in fair value below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. Management systematically evaluates Centra’s investment securities on a quarterly basis to identify potential other-than-temporary losses. This analysis requires management to consider various factors that can involve judgment and estimation, including duration and magnitude of the decline in value, the financial condition of the issuer, and Centra’s ability and intent to continue holding the investment for a period of time sufficient to allow for any anticipated recovery in market value.

At December 31, 2008, there were no investment securities identified by management to be other-than-temporarily impaired. If investments decline in fair value due to further adverse changes in the financial markets and the deterioration of credit of the underlying issuer, other than temporary impairment charges to income could occur in future periods.

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

Goodwill arising from business combinations represents the value attributable to unidentifiable intangible elements in the business acquired. Goodwill recorded by Centra in connection with its acquisition relates to the inherent value in the businesses acquired and this value is dependent upon Centra’s ability to provide quality, cost effective services in a competitive market place. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the inability to deliver cost effective services over sustained periods can lead to impairment of goodwill that could adversely impact earnings in future periods.

Centra has reviewed its recorded goodwill and concluded that no indicators of impairment existed as of December 31, 2008. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Centra would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Centra’s financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Centra during 2008 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect Centra’s financial condition, results of operations, or liquidity.

In addition, Centra has been impacted by two subsequent events occurring in 2009 relating to the issuance of preferred stock to the United States Department of Treasury under the Troubled Asset Relief Program and the proposed increase in the deposit insurance by the FDIC. Refer to Notes 19 and 20 for discussions of these subsequent events.

Summary Financial Results

Centra began operations on February 14, 2000, with a mission to provide community banking to the Morgantown area. On August 25, 2006, Centra completed the acquisition of Smithfield State Bank of Smithfield, Pennsylvania (“Smithfield”), a state-chartered bank operating four retail branch offices in Fayette County, Pennsylvania, which significantly impacted Centra’s overall performance. The total cost of the acquisition was $28.5 million and was primarily financed by the proceeds of an $18 million public stock offering and the issuance of $10 million of trust preferred securities. At the date of acquisition, Smithfield had $247 million and $213 million of total assets and total deposits, respectively.

Centra earned $6,570,000 in 2008 compared to $5,327,000 in 2007 and $4,832,000 in 2006. The earnings equated to a 2008 return on average assets of .57% and a return on average equity of 7.21%, compared to prior year results of .54% and 8.16% in 2007 and .66% and 9.92% in 2006, respectively. Basic earnings per share was $1.00 in 2008 compared to $0.99 in 2007 and $1.10 in 2006. Diluted earnings per share was $0.92 in 2008 compared to $0.91 in 2007 and $1.01 in 2006.

While operating in a challenging interest rate environment, the bank achieved a 6.51% yield on earning assets in 2008 compared to 7.45% in 2007 and 7.27% in 2006. Despite extensive competition, total loans increased to $1.0 billion at December 31, 2008, from $876.2 million at December 31, 2007.

Deposits increased to $1.0 billion at December 31, 2008, from $943.9 million at December 31, 2007, due to strong growth across all markets and Centra’s de novo expansion into Hagerstown, Maryland. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. The overall cost of funds for the bank was 3.14% in 2008 compared to 4.22% in 2007 and 3.85% in 2006. This cost of funds, combined with the earning asset yield, resulted in a net interest margin of 3.81% in 2008 compared to 3.77% in 2007 and 3.95% in 2006.

The bank maintained a high-quality, short-term investment portfolio during 2008 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customer’s accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2008 and 2007.

Interest Income and Expense

Net interest income is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-bearing deposits and federal funds sold. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as sweep accounts, and term repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest-bearing demand deposits and equity.

Net interest margin is calculated by dividing net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.81% in 2008 compared to 3.77% in 2007 and 3.95% in 2006. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets and the unprecedented interest rate environment. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

During 2008, net interest income increased by $5.4 million or 15.6% to $40.0 million in 2008 from $34.6 million in 2007. This increase is due to growth in core average earning assets. Average total loans grew to $962.4 million in 2008 from $778.7 million in 2007. Primarily as a result of this growth, total interest income increased by $0.8 million or 1.1% to $69.4 million in 2008 from $68.6 million in 2007.

Average interest-bearing liabilities, mainly deposits, likewise increased in 2008 by $103.5 million. Average interest-bearing deposits grew to $865.6 million in 2008 from $762.2 million in 2007. Primarily as a result of the decline in interest rates, total interest expense decreased by $4.6 million or 13.5% to $29.4 million in 2008 from $34.0 million in 2007.

As a result of the challenging rate environment, Centra has experienced a decline in the yield on earning assets and the cost of funds. This trend is similar to many other banks in the industry. The yield on earning assets has declined to 6.51% in 2008 from 7.45% in 2007. This decrease occurred in each major earning asset category on the balance sheet including net loans which decreased from 7.90% to 6.80%. Centra’s investment portfolio yield decreased to 4.78% during 2008 from 5.29% in 2007. Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.

The cost of interest-bearing liabilities decreased to 3.14% in 2008 from 4.22% in 2007. This decrease is primarily a result of the declining rate environment.

As of December 31, 2008 and 2007, Centra had a balance of $20,000,000 in trust preferred securities (see Note 8). This long-term debt had an effective weighted-average rate of 5.47% in 2008 and 7.44% in 2007. Interest expense on long-term debt was $1,094,000 in 2008 and $1,488,000 in 2007.

Statistical Financial Information Regarding Centra

The following tables provide further information about Centra’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2008			2007
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Securities(1)(4):
Taxable	$88,495	$4,048	4.57%	$110,357	$5,770	5.23%
Tax-exempt	34,068	1,811	5.32%	9,640	575	5.96%
Loans(2)(3)(4):
Commercial	685,626	45,689	6.66%	521,193	42,260	8.11%
Real estate	188,922	12,123	6.42%	178,575	12,278	6.88%
Consumer	87,910	6,659	7.57%	78,956	6,070	7.69%
Allowance for loan losses	(14,817)			(11,282)

Net loans	947,641	64,471	6.80%	767,442	60,608	7.90%
Loans held for sale	3,120	164	5.26%	2,641	156	5.91%
Short-term investments:
Interest-bearing deposits	1,312	23	1.75%	1,120	70	6.34%
Federal funds sold	14,074	327	2.32%	34,879	1,768	5.07%

Total	15,386	350	2.27%	35,999	1,838	5.11%

Total earning assets	1,088,710	70,844	6.51%	926,079	68,947	7.45%
Other assets	73,807			65,405

Total assets	$1,162,517			$991,484

Interest-bearing deposits:
Savings	$36,347	$183	0.50%	$36,081	$449	1.24%
Demand	297,502	5,782	1.94%	237,072	9,054	3.82%
Time	531,740	21,523	4.05%	488,998	22,050	4.51%

Total	865,589	27,488	3.18%	762,151	31,553	4.14%
Short-term borrowed funds	49,969	817	1.64%	22,879	960	4.20%
Long-term debt	20,000	1,094	5.47%	20,000	1,488	7.44%

Total interest-bearing liabilities	935,558	29,399	3.14%	805,030	34,001	4.22%

Non-interest-bearing demand deposits	125,830			112,794
Other liabilities	9,721			8,353

Total liabilities	1,071,109			926,177
Stockholders’ equity	91,408			65,307

Total liabilities and stockholders’ equity	$1,162,517			$991,484

Interest rate spread		$41,445	3.37%		$34,946	3.23%

Interest income/earning assets			6.51%			7.45%
Interest expense/earning assets			2.70%			3.68%

Net yield on earning assets (net interest margin			3.81%			3.77%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $1,170 in 2008 and $801 in 2007.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2008 and 2007, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Analysis of Net Interest Income:

	2006
			Average
	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate

Securities(1)(4):
Taxable	$87,922	$4,130	4.70%
Tax-exempt	3,171	206	6.50%
Loans(2)(3)(4):
Commercial	374,864	29,992	8.00%
Real estate	145,947	9,870	6.76%
Consumer	55,671	4,207	7.56%
Allowance for loan losses	(9,095)

Net loans	567,387	44,069	7.77%
Loans held for sale	2,678	171	6.39%
Short-term investments:
Interest-bearing deposits	2,211	244	11.04%
Federal funds sold	29,737	1,548	5.21%

Total	31,948	1,792	5.61%

Total earning assets	693,106	50,368	7.27%
Other assets	44,485

Total assets	$737,591

Interest-bearing deposits:
Savings	$34,179	412	1.21%
Demand	153,538	5,131	3.34%
Time	369,201	15,206	4.12%

Total	556,918	20,749	3.73%
Short-term borrowed funds	24,003	1,098	4.57%
Long-term debt	15,370	1,129	7.35%

Total interest-bearing liabilities	596,291	22,976	3.85%

Non-interest-bearing demand deposits	86,424
Other liabilities	6,188

Total liabilities	688,903
Stockholders’ equity	48,688

Total liabilities and stockholders’ equity	$737,591

Interest rate spread		$27,392	3.42%

Interest income/earning assets			7.27%
Interest expense/earning assets			3.32%

Net yield on earning assets (net interest margin)			3.95%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for 2006 were $740.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2006, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2008 vs. 2007
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$11,815	$(8,385)	$3,430
Real estate	667	(822)	(155)
Consumer	702	(113)	589

Net loans	13,184	(9,320)	3,864
Loans held for sale	26	(18)	8
Securities:
Taxable	(1,055)	(667)	(1,722)
Tax exempt	1,305	(69)	1,236
Federal funds sold and other	(800)	(689)	(1,489)

Total interest-earning assets	$12,660	$(10,763)	$1,897

Interest-bearing liabilities:
Savings deposits	$3	$(269)	$(266)
Interest-bearing demand deposits	1,921	(5,193)	(3,272)
Time deposits	1,836	(2,363)	(527)
Short-term borrowings	679	(822)	(143)
Long-term debt	0	(394)	(394)

Total interest-bearing liabilities	4,439	(9,041)	(4,602)

Net interest income	$8,221	$(1,722)	$6,499

	2007 vs. 2006
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Volume(1)	Volume(1)

Interest-earning assets:
Loan portfolio:
Commercial	$11,859	$408	$12,267
Real estate	2,241	167	2,408
Consumer	1,789	74	1,863

Net loans	15,889	649	16,538
Loans held for sale	(2)	(13)	(15)
Securities:
Taxable	1,136	504	1,640
Tax exempt	387	(18)	369
Federal funds sold and other	216	(169)	47

Total interest-earning assets	$17,626	$953	$18,579

Interest-bearing liabilities:
Savings deposits	$23	$14	$37
Interest-bearing demand deposits	3,107	816	3,923
Time deposits	5,297	1,547	6,844
Short-term borrowings	(50)	(88)	(138)
Long-term debt	344	15	359

Total interest-bearing liabilities	8,721	2,304	11,025

Net interest income	$8,905	$(1,351)	$7,554

(1)	The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

Allowance and Provision for Credit Losses

Centra’s credit quality continues to be sound. Centra maintains an allowance for loan losses and an allowance for lending-related commitments. The allowance for loan losses was $16,367,000, $13,536,000 and $10,336,000 at December 31, 2008, 2007 and 2006, respectively. The allowance for loan losses increased compared to the previous periods due to the continued increase in the loan portfolio and deteriorating general economic conditions. The allowance for loan losses as a percentage of total loans was 1.60%, 1.54%, and 1.49% at December 31, 2008, 2007, and 2006, respectively. The allowance for loan losses as a percentage of total loans compared to previous periods increased slightly based upon management’s analysis of the adequacy of the reserve.

As evidenced in the following table, the allowance for loan losses allocated to commercial loans increased by $4,234,000. This increase was primarily due to the continued increase in the outstanding balance of commercial loans and an increase in risk factors associated with the portfolio. The current economic environment also has impacted the allowance for loan losses. Though Centra’s market regions are somewhat resistant to national economic trends, management has identified specific observable risk factors related to the current economic environment, watch list and delinquency trends, and loan concentrations, which increased the allowance for loan losses. The allowance allocated to consumer and real estate loans decreased $964,000 and $439,000, respectively.

In connection with the Smithfield acquisition, Centra acquired various commercial, consumer, and mortgage loans previously originated by Smithfield to sub-prime borrowers. As of December 31, 2008, approximately $12.4 million of these loans were outstanding. Given the inherent risks of borrowers that did not meet certain FICO levels at the time of loan origination, management has separately considered these loans within its analysis of the allowance for credit losses. Also, in connection with the Smithfield acquisition, management identified certain Smithfield loans as problem credits in accordance with Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer,” and determined that the related allocated allowance for loan losses was not material.

Centra incurred net charge-offs totaling $2,355,000 in 2008 and net recoveries totaling $41,000 in 2007. During the year, nonaccrual loans increased by $2,565,000 to $6,761,000 at December 31, 2008, compared to $4,196,000 at December 31, 2007. Centra had other real estate owned of $160,000 as of December 31, 2008, and $235,000 as of December 31, 2007. As of December 31, 2008, Centra had delinquent loans of $6,301,000 and $4,929,000 as of December 31, 2007. The overall increase in delinquencies is attributable to deteriorating general economic conditions and its impact on our customers.

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

During 2008, Centra recorded a provision for credit losses of $5,157,000 related to on-balance sheet loans and $(30,000) for unused off balance sheet commitments. The negative provision represents an increase level of advances on lines of credit. Unused off balance sheet commitments and the related provision were reduced as a result. This compared to a provision for credit losses in 2007 of $3,159,000 for on balance sheet loans and $339,000 for unused off-balance sheet commitments in 2007. Net charge-offs represented .24% of average loans outstanding in 2008 and net recoveries represented .01% of average loans outstanding in 2007.

Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2008	2007	2006	2005	2004

Balance, January 1	$13,536	$10,336	$6,907	$5,764	$3,922
Provision	5,186	3,159	1,830	1,301	2,065
Charge-offs	2,530	213	1,272	304	227
Recoveries	175	254	200	146	4

Net (recoveries) charge-offs	2,355	(41)	1,072	158	223
Balance acquired through acquisition	—	—	2,671	—	—

Balance, December 31	$16,367	$13,536	$10,336	$6,907	$5,764

Ratio of net (recoveries) charge-offs to average loans	0.24%	(.01)%	.19%	.04%	.06%

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2008	2007	2006	2005	2004

Allocation of allowance for loan losses at December 31:
Commercial	$11,862	$7,628	$6,236	$5,291	$4,217
Real estate	3,062	3,273	2,140	769	983
Real estate construction	48	276	152	65	80
Consumer	1,395	2,359	1,808	782	484

Total	$16,367	$13,536	$10,336	$6,907	$5,764

Percent of loans to total loans at December 31:
Commercial	72%	69%	65%	66%	68%
Real estate	19	19	24	23	23
Real estate construction	0	2	2	2	2
Consumer	9	10	9	9	7

Total	100%	100%	100%	100%	100%

The allowance for loan losses related to unused off balance sheet commitments and its activity is as follows:

(Dollars in Thousands)	2008	2007	2006	2005	2004

Balance, January 1	$1,507	$1,167	$670	$630	$535
Provision	(30)	340	497	40	95

Balance, December 31	$1,477	$1,507	$1,167	$670	$630

Non-performing assets consist of loans that are no longer accruing interest, loans that have been renegotiated to below market rates based upon financial difficulties of the borrower, and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, and collectability is no longer in doubt, the loan is returned to accrual status.

Total non-performing assets were $6,867,000 at December 31, 2008, compared with $4,431,000 at December 31, 2007, and represent 0.66% and 0.48%, respectively, of total loans and other real estate.

Non-performing assets and past due loans:

(Dollars in Thousands)	2008	2007	2006	2005	2004

Nonaccrual loans
Commercial	$3,774	$3,005	$1,149	$—	$358
Real estate	2,468	905	—	—	—
Consumer	519	286	209	72	1

Total nonaccrual loans	6,761	4,196	1,358	72	359
Renegotiated loans	—	—	—	—	—

Total non-performing loans	6,761	4,196	1,358	72	359
Other real estate, net	160	235	10	204	—

Total non-performing assets	$6,921	$4,431	$1,368	$276	$359

Accruing loans past due 90 days or more	—	—	—	—	—

Non-performing loans as a% of total loans	.67%	.48%	.20%	.02%	.09%
Allowance for loan losses as a% of non-performing loans	242%	323%	761%	9,593%	1,681%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $527,000. Amounts actually collected and recorded as interest income for these loans were $511,000.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $7,783,000 in 2008 compared to $6,081,000 in 2007. This increase is primarily related to additional fee income related to core growth of deposits and growth related to other service charges and fees.

Service charges on deposit accounts increased to $3,058,000 in 2008 from $2,174,000 in 2007. This growth was driven by the increased volume of deposit accounts and increases in overdraft fee rate charged to customers.

Other service charges and fees increased to $2,431,000 in 2008 from $1,893,000 in 2007. This growth is primarily attributed to Visa and MasterCard related fees associated with an expanded card base.

Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $1,187,000 of income from selling those loans during 2008 compared to $1,099,000 of such income in 2007. Approximately $76 million of loans were sold in 2008 compared to approximately $72 million in 2007.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

In 2008, total non-interest expense reached $32.8 million compared to $28.9 million in 2007. The level of non-interest costs incurred included start up costs in the Hagerstown market, and is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Salaries and benefits expense totaled $16.4 million in 2008 compared to $14.7 million in 2007. At December 31, 2008, Centra had 232 full-time equivalent employees compared to 257 full-time equivalent employees at December 31, 2007. The increase of $1.7 million is mostly attributable to two new Supplemental Retirement Plans for the benefit of seven key officers of the bank.

Occupancy expense totaled $2.6 million in 2008 compared to $2.2 million in 2007. This increase is primarily due to the leasing of a facility to house a new operations center located in Morgantown, West Virginia. Included in these totals is depreciation expense of $456,000 in 2008 and $506,000 in 2007. Depreciation expense decreased due to previously depreciating assets becoming full depreciated. Lease expense totaled $1.3 million in 2008 compared to $1.0 million in 2007.

Equipment expense totaled $2.2 million in 2008 compared to $1.9 million in 2007. Depreciation expense on furniture, fixtures, and equipment constituted $1.4 million in 2008 compared to $1.0 million in 2007. Equipment depreciation reflects Centra’s commitment to technology such as expenditures on new technologies for the deposit operation area.

Advertising costs totaled $1.4 million in 2008 compared to $2.2 million 2007. This decrease represents management’s discretion in adjusting marketing efforts in mature markets while continuing the level of advertising in our newer expansion areas. The bank believes this marketing approach resulted in market awareness of the Centra name and customer service philosophy.

Professional fees totaled $1.3 million in 2008 compared to $0.3 million in 2007. This increase is the result of expenses in connection with certain compliance projects that were not incurred in 2007 compared to normalized levels in 2008. The remaining increases are due to increased legal, accounting and consulting fees paid related to bank operations.

Data processing costs totaled $2.2 million in 2008 compared to $1.8 million in 2007. The overall increase is due to volume related charges from our core system provider, the addition of our operation center and the addition of new branches in Washington County, Maryland.

Other expense increased to $5.8 million in 2008 from $5.2 million in 2007. The primary components of this increase were non-income related taxes, and regulatory fees.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions) as a key indicator of performance. Centra’s efficiency ratio was 67.1% in 2008 compared to 71.1% in 2007. This ratio should continue to migrate towards peer group levels as the bank achieves an asset size to support the cost infrastructure.

Income Taxes

Centra incurred income tax expense of $3.2 million in 2008 and $2.9 million in 2007. Centra’s income tax expense was relatively consistent with the prior year due to the expansion of Centra’s tax free investment portfolio. As a result, Centra’s effective income tax rate, including both federal and state income taxes, decreased from 35.3% in 2007 to 33.1% in 2008.

Return on Assets

Centra’s return on average assets was .57% in 2008, .54% in 2007, and .66% in 2006. The trend in these ratios was negatively impacted by Centra’s continued expansion and rapid growth. It is anticipated that these performance indicators will continue to migrate toward those of Centra’s peers in 2008.

Return on Equity

Centra’s return on average stockholders’ equity (“ROE”) was 7.21% in 2008, 8.16% in 2007, and 9.92% in 2006. These returns also reflect Centra’s rapid growth and are impacted by Centra’s $24 million stock offering completed in the fourth quarter of 2007.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8 herein.

2007 Compared to 2006

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

The provision for credit losses was $3.5 million in 2007 compared to $2.3 million in 2006. This increase was a result of continued growth in the loan portfolio and deteriorating general economic conditions.

Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts, and electronic banking services. Non-interest income totaled $6.1 million in 2007 compared to $3.6 million in 2006. This increase is partially related to an increased level of income earned from selling real estate loans in the secondary market. Increases in service charges on deposits, other service charges and fees, and other income contributed to the improved volume of non interest income for the year.

Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $1.1 million of income from selling those loans during 2007 compared to $0.8 million of such income in 2006. This increase resulted from a favorable market and the expansion into the Hagerstown Maryland market which contributed $168,000 to the growth. Approximately $72 million of loans were sold in 2007 compared to approximately $62 million in 2006.

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

Centra incurred income tax expense of $2.9 million in 2007 and in 2006. Centra’s income tax expense was lower than the prior year due to the expansion of Centra’s tax free investment portfolio. As a result, Centra’s effective income tax rate, including both federal and state income taxes, decreased from 37.7% in 2006 to 35.3% in 2007.

Overview of the Statement of Condition

Centra’s balance sheet at December 31, 2008, reflects the dynamic growth of the organization. Total assets grew to $1.2 billion at December 31, 2008, from $1.1 billion at December 31, 2007. The majority of the asset growth was a result of an increase in total loans of $149.0 million to $1.0 billion in 2008 compared to $876.2 million in 2007.

Deposits grew to $1.0 billion at December 31, 2008, an increase of $68.5 million from December 31, 2007. Short-term borrowings increased by $50.1 million to $75.3 million as of December 31, 2008.

Stockholders’ equity increased to approximately $7.3 million in 2008 due to the net income recognized for 2008 and as a result of the exercise of stock options.

Cash and Cash Equivalents

Centra’s cash and cash equivalents totaled $20.3 million at December 31, 2008, compared to $43.4 million at December 31, 2007, a decrease of $23.1 million. This decrease resulted from strong loan demand experienced throughout the year.

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

Investment Securities

Investment securities totaled $121.5 million at December 31, 2008, compared to $125.9 million at December 31, 2007. This decrease of $4.4 million is the result of maturities and calls of numerous securities in 2008. The proceeds from the maturities and calls were reinvested in the loan portfolio. Government-sponsored agency securities comprise the majority of the portfolio. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.

All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2008, the amortized cost of Centra’s investment securities was $1.8 million less than the fair value resulting in unrealized appreciation in the investment portfolio.

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

Loans

Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, south western Pennsylvania, and western Maryland and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Total loans were $1.0 billion as of December 31, 2008, compared to $876.2 million as of December 31, 2007.

Centra continued to experience significant loan growth during 2008 in commercial and all other loan classifications. At December 31, 2008, commercial loans totaled 72% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $743.1 million as of December 31, 2008, compared to $604.3 million at December 31, 2007. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. Management expects commercial loan demand to decline in 2009, due to new banking entities entering the markets being served by Centra and the overall economic conditions. In addition to the anticipated increased in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

Real estate loans to Centra’s retail customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 19% of Centra’s total loan portfolio. Real estate mortgage loans totaled $194.8 million as of December 31, 2008, compared to $185.8 million at December 31, 2007.

Included in real estate loans are home equity credit lines with outstanding balances totaling $40.8 million as of December 31, 2008, compared to $41.9 million at December 31, 2007. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations.

Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

Consumer lending continues to be a vital part of Centra’s core lending. At December 31, 2008, consumer loan balances totaled $87.4 million compared to $86.1 million at December 31, 2007. Centra’s consumer loans are primarily in the direct lending area. Management is pleased with the performance and quality of Centra’s consumer loan portfolio, which can be attributed to Centra’s commitment to a high level of customer service and the continued loan demand in the markets served by Centra.

The following table provides additional information about Centra’s loans:

Loan Portfolio Analysis:

(Dollars in Thousands)	2008	2007	2006	2005	2004

Year-end balances:
Commercial, financial, and agricultural	$743,052	$604,319	$448,885	$305,270	$269,863
Real estate	180,109	171,335	167,354	106,599	90,458
Real estate construction	14,696	14,465	11,894	9,084	7,416
Consumer	87,355	86,057	65,387	42,543	29,177

Total	$1,025,212	$876,176	$693,520	$463,496	$396,914

Average total loans	$962,458	$778,724	$576,482	$432,910	$349,837
Average allowance for loan losses	(14,817)	(11,282)	(9,095)	(7,075)	(5,276)

Average loans, net of allowance	$947,641	$767,442	$567,387	$425,835	$344,561

The data below has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Maturities:

	December 31, 2008
		Due After
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	$46,874	$133,760	$104,447	$285,081
Variable	31,759	219,186	207,026	457,971

	78,633	352,946	311,473	743,052
Real estate loans:
Fixed	17,216	66,256	60,219	143,691
Variable	11,701	19,781	19,632	51,114

	28,917	86,037	79,851	194,805
Consumer loans:
Fixed	11,023	39,235	34,328	84,586
Variable	71	1,364	1,334	2,769

	11,094	40,599	35,662	87,355

Total	$118,644	$479,582	$426,986	$1,025,212

Loan Concentration

At December 31, 2008, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $1.0 billion, or 91% of Centra’s funding sources at December 31, 2008.

Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2008, non-interest-bearing balances totaled $132.2 million compared to $114.4 million at December 31, 2007. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services. Average non-interest-bearing deposits totaled $125.8 million during 2008 compared to $112.8 million during 2007.

Interest-bearing deposits totaled $880.2 million at December 31, 2008, compared to $829.5 million at December 31, 2007. Average interest-bearing liabilities were $935.6 million during 2008 compared to $805.0 million during 2007. Management will continue to emphasize deposit gathering in 2009 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic goals.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2008	2007	2006

Under 3 months	$62,789	$65,733	$45,661
3 to 12 months	134,824	123,593	82,243
Over 12 months	67,922	50,270	86,599

Total	$265,535	$239,596	$214,503

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2008, short-term borrowings totaled $75.3 million compared to $25.2 million in 2007. Centra relies on short-term, overnight borrowings to cover liquidity needs. During the latter half of 2008, Centra required more overnight borrowings than what was necessary in the prior year. In 2007, Centra had excess funds that were invested in overnight interest-earning accounts.

Capital/Stockholders’ Equity

During the year ended December 31, 2008, stockholders’ equity increased approximately $7.3 million (or 8.3%) to $95.2 million. This increase resulted primarily from Centra’s $6.6 million net income for the year and $1.5 million additional paid-in capital from the exercise of stock options. Centra declared its first cash dividend in 2008, which provided shareholders with approximately $1.1 million of earnings.

As a result of record earnings and strong growth in 2008, the Board of Directors of Centra declared its first cash dividend. The cash dividend consisted of four quarterly dividends of $0.05 each, for a year to date dividend of $0.20 per share. The fourth quarter dividend was declared on November 6, 2008, with a record date of December 19, 2008 and was payable on January 2, 2009. In addition to the cash dividend, Centra declared a 10% stock dividend on common shares on November 6, 2008, with a record date of December 12, 2008, payable January 2, 2009. All per share data has been restated to reflect the stock dividend.

At December 31, 2008, accumulated other comprehensive income totaled $1.1 million, an increase of $170,000 from December 31, 2007. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2008. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2008, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 11.4% at December 31, 2008, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 10.1% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2008, was 8.2% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1.0% shift in interest rates. Centra is in compliance with this policy as of December 31, 2008. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

	2008		2007
Immediate	Estimated Increase		Estimated Increase
Interest Rate Change	(Decrease) in Net		(Decrease) in Net
(in Basis Points)	Interest Income		Interest Income
	(Dollars in Thousands)

300	(8,573)	(18.38%)	(4,187)	(10.3%)
200	(6,190)	(13.27%)	(2,793)	(6.9)
100	(3,245)	(6.96%)	(1,416)	(3.5)
(100)	(509)	(1.09%)	1,519	3.7

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

The main source of liquidity for Centra comes through deposit growth. During the fourth quarter of 2008, Centra enrolled in the CDARs program. This program is designed to allow customers to make large deposits while remaining fully insured by the FDIC. The deposited money is invested in multiple short term certificates of deposits at various financial institutions also participating in the CDARs network. Each certificate of deposit is under the FDIC insurance limit. Therefore, the customer’s deposit is fully insured. As of December 31, 2008, Centra had total deposits in CDARs of $11.3 million.

Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2008, cash provided by financing activities totaled $118.9 million, while outflows from investing activities totaled $157.0 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2008. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One	Three to
	One Year	to Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$49,658	$19,729	$1,790	$3,673	$74,850
Residential real estate	70,078	742	4	1,319	72,143
Revolving home equity lines	—	—	—	45,352	45,352
Standby letters of credit	30,316	674	19	47	31,056
Net commitments to sell mortgage loans	1,961	—	—	—	1,961

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The following table presents, as of December 31, 2008, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in
		One to	Three to
	One Year	Three	Five	Over Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)	$488,904	$—	$—	$—	$488,904
Consumer certificates of deposits(b)	381,003	106,864	35,622	—	523,489
Federal funds borrowed and security repurchase agreements(b)	75,285	—	—	—	75,285
Long-term debt(b)	2,058	2,058	22,473	21,029	47,618
Operating leases	1,284	1,959	1,376	3,747	8,366

(a)	Excludes interest

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

Fourth Quarter

Centra’s fourth quarter net income was $786,000 in 2008 compared to $643,000 in the fourth quarter of 2007. This equated to basic earnings per share, on a quarterly basis, of $0.12 in 2008 and $0.10 in 2007. For the fourth quarter 2008 and 2007, diluted earnings per share were $0.11 and $0.10, respectively. Net interest income was $10.6 million in the fourth quarter of 2008 compared to $9.1 million in 2007. Non-interest income was $2.0 million in the fourth quarter of 2008 compared to $1.8 million in 2007. Non-interest expense increased to

$8.3 million for the fourth quarter of 2008 from $8.1 million in 2007. In addition, Centra recorded income tax expense of $332,000 in the fourth quarter of 2008 compared to $188,000 in the fourth quarter of 2007.

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

Disclosure Controls and Procedures

Centra’s management, with the participation of Centra’s chief executive officer and chief financial officer, has evaluated the effectiveness of Centra’s disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Centra’s chief executive officer and chief financial officer concluded that Centra’s disclosure controls and procedures are effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Report of Management’s Assessment of Internal Control over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 67 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control
Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 68 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in Centra’s internal controls over financial reporting during the fourth quarter of 2008.

ITEM 9B.	OTHER INFORMATION

None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in Thousands, except Per Share Data)	2008	2007

Assets
Cash and cash equivalents	$18,646	$15,507
Interest-bearing deposits in other banks	1,650	985
Federal funds sold	—	26,904

Total cash and cash equivalents	20,296	43,396
Available-for-sale securities, at estimated fair value (amortized cost of $119,733 and $124,379 at December 31, 2008 and 2007, respectively)	121,543	125,904
Loans	1,025,212	876,176
Allowance for loan losses	(16,367)	(13,536)

Net loans	1,008,845	862,640
Premises and equipment	21,446	18,720
Loans held for sale	1,961	1,865
Goodwill and other intangible assets	16,297	16,735
Other assets	23,169	15,927

Total assets	$1,213,557	$1,085,187

Liabilities
Deposits:
Non-interest-bearing	$132,229	$114,419
Interest-bearing	880,164	829,515

Total deposits	1,012,393	943,934
Short-term borrowings	75,285	25,173
Long-term debt	20,000	20,000
Other liabilities	10,637	8,160

Total liabilities	1,118,315	997,267
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 6,804,084 and 5,971,171 issued and outstanding on December 31, 2008 and 2007, respectively	6,804	5,971
Additional paid-in capital	93,887	81,580
Accumulated (deficit)	(6,535)	(547)
Accumulated other comprehensive income	1,086	916

Total stockholders’ equity	95,242	87,920

Total liabilities and stockholders’ equity	$1,213,557	$1,085,187

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2008	2007	2006

Interest income:
Loans, including fees	$63,607	$60,423	$43,975
Loans held for sale	164	156	171
Securities available-for-sale	5,234	6,153	4,263
Interest-bearing bank balances	23	70	244
Federal funds sold	327	1,768	1,548

Total interest income	69,355	68,570	50,201
Interest expense:
Deposits	27,488	31,553	20,749
Short-term borrowings	817	960	1,098
Long-term debt	1,094	1,488	1,129

Total interest expense	29,399	34,001	22,976

Net interest income	39,956	34,569	27,225
Provision for credit losses	5,157	3,498	2,327

Net interest income after provision for credit losses	34,799	31,071	24,898
Other income:
Service charges on deposit accounts	3,058	2,174	1,241
Other service charges and fees	2,431	1,893	1,224
Secondary market income	1,187	1,099	808
Security gains/(losses)	217	—	(40)
Other	890	915	365

Total other income	7,783	6,081	3,598
Other expense:
Salaries and employee benefits	16,423	14,653	10,015
Occupancy expense	2,600	2,171	1,840
Equipment expense	2,169	1,921	1,524
Advertising	1,388	2,029	1,031
Professional fees	1,283	340	420
Data processing	2,220	1,763	1,292
Other outside services	901	885	625
Other	5,779	5,159	3,988

Total other expense	32,763	28,921	20,735

Net income before income tax expense	9,819	8,231	7,761
Income tax expense	3,249	2,904	2,929

Net income	$6,570	$5,327	$4,832

Basic earnings per share	$1.00	$0.99	$1.10
Diluted earnings per share	$0.92	$0.91	$1.01
Basic weighted-average shares outstanding	6,597,386	5,384,111	4,394,585
Diluted weighted-average shares outstanding	7,125,462	5,859,746	4,788,779

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

				Accumulated
		Additional	Accumulated	Other
	Common	Paid-in	(Deficit)	Comprehensive
(Dollars in Thousands)	Stock	Capital	Earnings	Income(Loss)	Total

Balance, December 31, 2005	$2,817	$25,016	$6,033	$7	$33,873
Issuance of a 10% stock dividend	381	6,488	(6,869)	—	—
Issuance of common stock	999	16,841	—	—	17,840
Payments for fractional shares		4	—	—	4
Stock Based Compensation Expense				161	161
Comprehensive income:
Net income	—	—	4,832	—	4,832
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $284	—	—	—	427	427
Reclassification adjustment for losses included in net income, net of income taxes $16	—	—	—	(24)	(24)

Total comprehensive income					5,235

Balance, December 31, 2006	4,197	48,510	3,996	410	57,113
Issuance of a 10% stock dividend	542	9,319	(9,861)	—	—
Issuance of common stock	1,232	23,008	—	—	24,240
Payments for fractional shares		—	(9)	—	(9)
Stock Based Compensation Expense		743			743
Comprehensive income:
Net income	—	—	5,327	—	5,327
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $202	—	—	—	506	506

Total comprehensive income					5,833

Balance, December 31, 2007	5,971	81,580	(547)	916	87,920
Issuance of a 10% stock dividend	616	10,625	(11,241)	—	—
Payments for fractional shares	—	—	(8)	—	(8)
Cash dividend declared ($0.20)	—	—	(1,140)	—	(1,140)
Stock Based Compensation Expense	—	223	—	—	223
Exercise of 216,967 stock options	217	1,459	—	—	1,676
Adoption of EITF 06-04	—	—	(169)	—	(169)
Comprehensive income:
Net income	—	—	6,570	—	6,570
Other comprehensive income:
Change in unrealized gain on available for sale securities, net of income taxes of $28	—	—	—	40	40
Reclassification adjustment for securities gains included in income, net of income taxes of $87	—	—	—	130	130

Unrealized gain on available-for-sale securities, net of income taxes of $115	—	—	—	—	170

Total comprehensive income	—	—	—	—	6,740

Balance, December 31, 2008	$6,804	$93,887	$(6,535)	$1,086	$95,242

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2008	2007	2006

Operating activities:
Net income	$6,570	$5,327	$4,832
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(608)	(1,028)	(488)
Amortization of premiums on securities	587	876	47
(Gain)/loss on sale of securities	(217)	—	40
Amortization of purchase accounting adjustments	1,246	—	—
Provision for credit losses	5,157	3,498	2,327
Deferred income tax (benefit) expense	1,674	(1,155)	839
Depreciation	1,867	1,486	1,257
Loss on disposal of premises and equipment	—	18	3
Loans originated for sale	(74,911)	(71,671)	(60,916)
Proceeds from loans sold	75,999	71,895	62,207
Gain on sale of loans	(1,184)	(1,078)	(795)
Stock Option Expense	223	743	161
Increase in cash surrender value of life insurance	(362)	(216)	(173)
Increase (decrease) in other liabilities	2,477	974	(5,169)
(Increase) decrease in other assets	(3,884)	(1,237)	463

Net cash provided by operating activities	14,634	8,648	4,808
Investing activities:
Purchases of premises and equipment	(4,598)	(6,298)	(4,581)
Retirement of premises and equipment	—	—	34
Purchases of life insurance	(5,509)	—	—
Purchases of available-for-sale securities	(84,015)	(68,300)	(44,642)
Sales, calls and maturities of available-for-sale securities	88,898	69,260	134,375
Net cash paid for acquisition of Smithfield	—	—	(16,700)
Net increase in loans made to customers	(151,414)	(182,954)	(178,403)

Net cash used in investing activities	(156,638)	(188,508)	(110,090)
Financing activities:
Net increase in deposits	68,010	139,746	106,659
Net increase (decrease) in short-term borrowing	50,112	(193)	6,830
Proceeds of long-term debt issuance	—	—	10,000
Proceeds of stock offering	—	23,974	17,840
Payments for fractional shares	(8)	(9)	(4)
Cash dividend paid on common stock	(898)	—	—
Cash received from exercise of stock options	1,688	266	—

Net cash provided by financing activities	118,904	163,784	141,325

(Decrease) increase in cash and cash equivalents	(23,100)	(16,076)	36,043
Cash and cash equivalents — beginning of period	43,396	59,472	23,429

Cash and cash equivalents — end of period	$20,296	$43,396	$59,472

Supplemental cash flow information:
Interest paid	$29,679	$32,902	$22,600
Income taxes paid	$4,455	$4,803	$3,950

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in fair value of available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In determining whether other-than-temporary impairment exists, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Loans are designated as non-performing when either principal or interest payments are 90 days or more past due, unless those loans are in the process of collection and, in management’s opinion, have a net realizable value of collateral that exceeds the principal and accrued interest. When a loan is placed on nonaccrual status, interest accruals are discontinued, previously accrued interest recognized in income in the current year is reversed, and interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-performing loans is included in income only if principal recovery is reasonably assured. A non-performing loan is restored to accrual status when it is brought current, has performed in accordance with contractual terms for a reasonable period of time, and the collectability of the total contractual principal and interest is no longer in doubt.

Consistent with Centra’s existing method of income recognition for loans, interest income on impaired loans, except those classified as nonaccrual, is recognized as income using the accrual method. Centra’s method of income recognition for impaired loans that are classified as nonaccrual is to recognize interest income on the cash basis or apply the cash receipt to principal when the ultimate collectability of principal is in doubt.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Loans Held for Sale

Loans held for sale are conforming real estate loans that Centra originated with the intent to sell in the secondary market. The loans are carried at the lower of aggregate cost or estimated fair value.

Rate Lock Commitments

Centra enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. Centra protects itself from changes in interest rates through the use of best efforts forward delivery commitments. whereby Centra commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, Centra is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no material gain or loss occurs on the rate lock commitments.

Other Real Estate Owned

Other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $160,000 and $235,000 as of December 31, 2008 and 2007, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

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

Stock-Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. On January 1, 2006, Centra adopted the provisions of Financial Accounting Standards Board (FASB) Statement 123R, “Share-Based Payment” using the modified prospective method of transition. SFAS 123R establishes new accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. As a result of adopting SFAS 123R, Centra began recognizing

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

compensation expense over the period in which the related employee service is rendered, which generally is the vesting period. Accordingly, Centra recognized share-based compensation expense of $223,000 and $743,000 during 2008 and 2007, respectively.

The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options was 528,076 shares in 2008 and 475,635 shares in 2007.

Stock Dividend

Centra declared a 10% stock dividend on common shares on November 6, 2008, with a record date of December 12, 2008, payable January 2, 2009. All per share data has been restated to reflect the stock dividend.

Variable Interest Entities

Variable interest entities (VIEs) are entities that either have a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions, through voting rights, right to receive the expected residual returns of the entity, and obligation to absorb the expected losses of the entity). VIEs can be structured as corporations, trusts, partnerships, or other legal entities. Centra’s only relationship with VIEs consists of funding activities in the form of issuing trust preferred securities.

Centra currently sponsors two statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts consists of trust preferred capital securities issued to third-party investors with the proceeds invested in junior subordinated debt securities of Centra. Centra owns 100% of the voting equity shares of each trust through a small capital contribution. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the preferred equity securities held by third-party investors. Centra fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

The trusts utilized in these transactions are VIEs as the third-party equity holders lack a controlling financial interest in the trusts through their inability to make decisions that have a significant effect on the operations and success of the entities. Centra does not consolidate these trusts as it is not the primary beneficiary of these entities because Centra’s equity interest does not absorb the majority of the trusts’ expected losses or receive a majority of their expected residual returns.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46R-8 (FSP 140/FIN 46R). FSP 140/FIN 46R requires public entities to provide additional disclosures about transfers of financial assets and their involvement with VIEs. The FASB issued this FSP with the intent to immediately improve the level of transparency about these transactions and involvements, in advance of the effective date of the proposed amendments to SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and FIN 46R, “Consolidation of Variable Interest Entities.” The enhanced disclosures of FSP 140/FIN 46R are required for the first reporting period, interim or annual, ending after December 15, 2008. Earlier application and comparative disclosures are encouraged but not required. The disclosure provisions of this FSP have been adopted by Centra and the adoption did not have any impact on financial condition, results of

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

operations, or liquidity. Refer to Note 8 for additional information on Centra’s trust preferred security transactions.

The following table summarizes quantitative information about Centra’s significant involvement in unconsolidated VIEs:

	As of December 31, 2008			As of December 31, 2007
	Aggregate	Aggregate	Risk of	Aggregate	Aggregate	Risk of
(Dollars in Thousands)	Assets	Liabilities	Loss(1)	Assets	Liabilities	Loss(1)

Trust preferred securities	$20,620	$20,000	$620	$20,620	$20,000	$620

(1)	Represents investment in VIEs.

Reclassifications

Certain amounts in the 2007 financial statements have been reclassified to conform with the 2008 presentation format. These reclassifications had no affect on stockholders’ equity or net income.

Recent Accounting Pronouncements

In September 2006, the FASB issued Emerging Issues Task Force (EITF) Issue No. 06-4 (EITF 06-4), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements, which requires employers with endorsement split-dollar arrangements that provide a post-retirement life insurance benefit to record an obligation for this benefit and recognize an ongoing expense. EITF 06-4 applies for fiscal years beginning after December 15, 2007, with an earlier adoption permitted. Centra adopted EITF 06-4 on January 1, 2008, as required and a cumulative effect adjustment was recorded in retained earnings.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which replaces various definitions of fair value in existing accounting literature with a single definition, establishes a framework for measuring fair value, and requires additional disclosures about fair value measurements. SFAS 157 clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the principal or most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The statement also creates a three-level hierarchy under which individual fair value estimates are to be ranked based on the relative reliability of the inputs used in the valuation. This hierarchy is the basis for the disclosure requirements, with fair value estimates based on the least reliable inputs requiring more extensive disclosures about the valuation method used and the gains and losses associated with those estimates. SFAS 157 is required to be applied whenever another financial accounting standard requires or permits an asset or liability to be measured at fair value. The statement does not expand the use of fair value to any new circumstances. Centra adopted SFAS 157, as amended, on January 1, 2008, and the adoption did not have a material impact on financial condition, results of operations, or liquidity.

Centra also adopted the provisions of FASB Staff Position (FSP) No. 157-2, which defers until January 1, 2009, the application of SFAS 157 to nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. Items affected by this deferral include goodwill and long-lived assets for which any necessary impairment analyses are performed using fair value measurements. The delayed application of the provisions of this FSP did not have a material impact on financial condition, results of operations, or liquidity.

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

On February 15, 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which permits companies to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently. Centra adopted SFAS 159 effective January 1, 2008, as required, but has not elected to measure any permissible items at fair value. As a result, the adoption of SFAS 159 did not have any impact on Centra’s Consolidated Financial Statements.

In June 2007, the FASB ratified the consensus reached in EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to entities that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Entities that have share-based payment arrangements that fall within the scope of this Issue will be required to increase capital surplus for any realized income tax benefit associated with dividends or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in an entity’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. Centra adopted EITF 06-11 on January 1, 2008 for dividends declared on share-based payment awards subsequent to this date. The adoption of EITF 06-11 did not have a material impact on financial condition, results of operations, or liquidity.

In November 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 109, which addresses the valuation of written loan commitments accounted for at fair value through earnings. The guidance in SAB 109 expresses the staff’s view that the measurement of fair value for a written loan commitment accounted for at fair value through earnings should incorporate the expected net future cash flows related to the associated servicing of the loan. Previously under SAB 105, Application of Accounting Principles to Loan Commitments, this component of value was not incorporated into the fair value of the loan commitment. The Corporation adopted the provisions of SAB 109 for written loan commitments entered into or modified after December 31, 2007 related to residential and commercial real estate loans held for sale that are accounted for as derivatives under SFAS 133. Centra does not account for any other written loan commitments at fair value through earnings. The impact of SAB 109 results in the acceleration of the recognition of the estimated fair value of the servicing inherent in the loan to the commitment date. The adoption of SAB 109 did not have a material impact on financial condition, results of operations, or liquidity.

In December 2007, the FASB issued SFAS 141(R), Business Combinations. SFAS 141(R) will significantly change how entities apply the acquisition method to business combinations. The most significant changes include: the acquisition date will be the date the acquirer obtains control; all (and only) identifiable assets acquired, liabilities assumed, and noncontrolling interests in the acquiree will be stated at fair value on the acquisition date; assets or liabilities arising from noncontractual contingencies will be measured at their acquisition date fair value only if it is more likely than not that they meet the definition of an asset or liability on the acquisition date; adjustments subsequently made to the provisional amounts recorded on the acquisition date will be made retroactively during a measurement period not to exceed one year; acquisition-related restructuring costs that do not meet the criteria in SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, will be expensed as incurred; transaction costs will be expensed as incurred; reversals of deferred income tax valuation allowances and income tax contingencies will be recognized in earnings subsequent to the measurement period; and the allowance for loan losses of an acquiree will not be permitted to be recognized by the acquirer. Additionally, SFAS 141(R) will require new and modified disclosures

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

surrounding subsequent changes to acquisition-related contingencies, contingent consideration, noncontrolling interests, acquisition-related transaction costs, fair values and cash flows not expected to be collected for acquired loans, and an enhanced goodwill rollforward. Centra will be required to prospectively apply SFAS 141(R) to all business combinations completed on or after January 1, 2009. Early adoption is not permitted. For business combinations in which the acquisition date was before the effective date, the provisions of SFAS 141(R) will apply to the subsequent accounting for deferred income tax valuation allowances and income tax contingencies and will require any changes in those amounts to be recorded in earnings.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS 160 establishes new accounting and reporting standards for noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 will require entities to classify noncontrolling interests as a component of stockholders’ equity and will require subsequent changes in ownership interests in a subsidiary to be accounted for as an equity transaction. Additionally, SFAS 160 will require entities to recognize a gain or loss upon the loss of control of a subsidiary and to remeasure any ownership interest retained at fair value on that date. This statement also requires expanded disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective on a prospective basis for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which are required to be applied retrospectively. Adoption is not permitted. The adoption of SFAS 160 did not have a material impact on the results of operations or liquidity.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Centra will adopt SFAS 161 effective January 1, 2009 and adoption is not anticipated to have a material impact on Centra’s Consolidated Financial Statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1 (FSP 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FASB concluded in FSP 03-6-1 that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The definition of a participating security and the computation of earnings per share under the two-class method are contained in SFAS 128, Earnings Per Share, as clarified by EITF 03-6, Participating Securities and the Two-Class Method Under FASB Statement No. 128. A participating security is a security issued by an entity that may participate in dividends with common shareholders based upon a predetermined formula. The two-class method is an earnings allocation formula that determines earnings per share for each class of an entity’s common stock and participating security according to dividends declared and participation rights in undistributed earnings. As a result of the final consensus reached in this FSP, the Corporation’s unvested restricted share awards will be considered participating securities and will be required to be included in the computation of earnings per share using the two-class method. FSP 03-6-1 is effective for annual and interim financial statements issued after December 15, 2008. All prior period earnings per share amounts presented throughout an entity’s financial statements are required to be adjusted retrospectively. Adoption of this FSP is not expected to have a material impact on financial condition, results of operations, or liquidity.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

In December 2008, the FASB issued FSP FAS 132R-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (FSP 132R-1). This FSP amends FASB Statement 132R, Employers’ Disclosures about Pensions and other Postretirement Benefits, to require additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures provided for in this FSP are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets.

Enhanced disclosures of FSP 132R include the replacement of the current requirement to disclose the percentage of fair value of total plan assets with a requirement to disclose the fair value of major asset categories, of which should be disaggregated based upon the nature and risk of assets held by an employer’s plan. This FSP also requires disclosure of the level within the three-level fair value hierarchy (Level 1, Level 2, Level 3) in which each major category of plan assets falls using the guidance provided in SFAS 157. Additionally, FSP 132R requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. 21 The disclosure provisions of FSP 132R-1 are required for reporting periods ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application of this FSP is permitted. The adoption of this FSP is not expected to have an impact on financial condition, results of operations, or liquidity.

In January 2009, the FASB issued FSP 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (FSP 99-20). This FSP amends the impairment guidance in EITF 99-20, Recognition of Interest Income and Impairment of Purchased Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by eliminating the requirement that a investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, FSP 99-20 requires that an other than temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. This requirement and amendment makes the impairment model in EITF 99-20 consistent with the impairment model in SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. In addition, this FSP provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their EITF 99-20 OTTI assessments.

FSP 99-20 is effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. Centra considered the guidance provided for in this FSP in connection with its year-end OTTI evaluation of its investment security portfolio and accordingly, the adoption of this FSP did not have any impact on the level or amount of OTTI impairments recognized at December 31, 2008.

2.	Fair Values of Financial Instruments

Centra uses fair value measures to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. In determining fair value, Centra uses various valuations approaches, including market, income and cost approaches. FAS No. 157, Fair Value Measures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Bank. Unobservable inputs reflect the Bank’s judgment of the assumptions that market participants would use in pricing an asset or liability.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. The three levels of the fair value hierarchy under SFAS 157 based on these two types of inputs are as follows:

•	Level 1 — Valuation is based on quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Valuation is based on observable inputs other than quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in nonactive markets, and model-based valuation techniques for which all significant assumptions are observable in the market.

•	Level 3 — Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

		Fair Value Measurements at
		December 31, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$121.543	$643	$120,900

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

The estimated fair values of Centra’s financial instruments are as follows:

	2008		2007
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair

Financial assets:
Cash and cash equivalents	$20,296	$20,296	$43,396	$43,396
Investment securities	121,543	121,543	125,904	125,904
Loans	1,025,212	1,090,055	876,176	1,111,167
Loans Held for Sale	1,961	1,961	1,865	1,865
Financial liabilities:
Deposits	1,012,393	1,013,717	943,934	942,994
Short-term borrowings	75,285	75,285	25,173	25,173
Long-term debt	20,000	20,000	20,000	20,000

Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

3.	Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2008:
U.S. Government and federal agencies	$79,961	$1,942	—	$81,903
State and municipal	33,558	416	(252)	33,722
Other securities	6,214	21	(317)	5,918

Total available-for-sale securities	$119,733	$2,379	$(569)	$121,543

At December 31, 2007:
U.S. Government and federal agencies	$93,373	$1,260	—	$94,633
State and municipal	20,364	290	(22)	20,632
Other securities	10,642	80	(83)	10,639

Total available-for-sale securities	$124,379	$1,630	$(105)	$125,904

Other securities include corporate bonds, Federal Home Loan Bank (“FHLB”) stock and corporate stock.

The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

The amortized cost and fair value of the available-for-sale securities portfolio, including FHLB stock and corporate stock, as of December 31, 2008 by contractual maturity, are shown below:

Amortized Cost

			After 1		After 5
			Year		Years
	Within 1		Through 5		Through		Over 10
(Dollars in Thousands)	Year	Yield	Years	Yield	10 Years	Yield	Years	Yield	Total

December 31, 2008:
US Government & federal agency	$28,591	4.41%	$51,370	3.56%	$—	0.00%	$—	0.00%	$79,961
State and municipal	576	3.64%	18,539	3.50%	14,443	3.34%	—	0.00%	33,558
Other securities	1,709	6.01%	3,590	4.66%	—	0.00%	915	4.95%	6,214

Total	$30,876	4.49%	$73,499	3.60%	$14,443	3.34%	$915	4.95%	$119,733

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Fair Value

		After 1	After 5
		Year	Years
	Within 1	Through 5	Through	Over 10
	Year	Years	10 Years	Years	Total

December 31, 2008:
US Government & federal agency	$29,068	$52,835	$—	$—	$81,903
State and municipal	581	18,696	14,445	—	33,722
Other securities	1,703	3,572	—	643	5,918

Total	$31,352	$75,103	$14,445	$643	$121,543

At December 31, 2008 and 2007, investment securities having a carrying value of $112,070,000 and $98,121,000, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2008 and 2007. Thirty-nine and ten securities are in an unrealized loss position at December 31, 2008 and 2007, respectively. Centra has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, Centra believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008:
U.S. Government and federal agencies	$—	$—	$—	$—	$—	$—
State and municipal	12,355	(252)	—	—	12,355	(252)
Other securities	1,733	(45)	643	(272)	2,376	(317)

Total loans	$14,088	$(297)	$643	$(272)	$14,731	$(569)

At December 31, 2007:
U.S. Government and federal agencies	$—	$—	$5,994	$(1)	$5,994	$(1)
State and municipal	—	—	—	—	—	—
Other securities	2,976	(104)	—	—	2,976	(104)

Total loans	$2,976	$(104)	$5,994	$(1)	$8,970	$(105)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

4.	Loans and Allowance for Loan Losses

The following is a detail of total loans outstanding as of December 31:

(Dollars in Thousands)	2008	2007

Commercial	$141,584	$143,675
Real estate, commercial	601,468	460,644
Real estate, mortgage	194,805	185,800
Consumer	87,355	86,057

Total loans	$1,025,212	$876,176

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2008	2007	2006

Balance, January 1	$13,536	$10,336	$6,907
Provision	5,186	3,159	1,830
Balance acquired through acquisition	—	—	2,671
Charge-offs	2,530	213	1,272
Recoveries	175	254	200

Net (recoveries) charge-offs	2,355	(41)	1,072

Balance, December 31	$16,367	$13,536	$10,336

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements. Activity in the allowance for loan losses on lending related commitments follows:

(Dollars in Thousands)	2008	2007	2006

Balance, January 1	$1,507	$1,167	$670
Provision	(30)	340	497

Balance, December 31	$1,477	$1,507	$1,167

Total impaired assets as of December 31 are summarized as follows:

(Dollars in Thousands)	2008	2007

Impaired loans for which a specific allowance has been provided	—	—
Impaired loans for which a no specific allowance has been provided	$3,774	$3,005

Other impaired loans for which no specific allowance has been provided	—	—

Total impaired loans	$3,774	$3,005

Average balance of impaired loans	$4,967	$1,233

Centra did not have any loans past due ninety days and still accruing interest as of December 31, 2008 and 2007. Non-accrual loans were $6.8 million and $4.2 million as of December 31, 2008 and 2007. In addition, there is no associated allowance with the impaired loans based on the estimated fair value of the collateral. Interest income that would have been recognized on the impaired loans, if they were current under their original terms and the cash basis, in 2008 and 2007 were not material to the financial statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia, south western Pennsylvania and western Maryland, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.

Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2008, was $16.8 million.

In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectability. All related-party loans were current as of December 31, 2008. The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in Thousands)	2008	2007

Balance, January 1	$55,716	$35,172
New loans	21,324	38,752
Repayments	(5,518)	(18,208)

Balance, December 31	$71,522	$55,716

5.	Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2008	2007

Land	$6,055	$6,026
Building and premises	10,668	8,887
Leasehold improvements	2,154	1,191
Furniture, fixtures, and equipment	10,942	9,135

	29,819	25,239
Accumulated depreciation	(8,373)	(6,519)

Net book value	$21,446	$18,720

Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments,

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2008:

Operating
(Dollars in Thousands)	Leases

Year ending December 31:
2009	$1,342
2010	1,212
2011	747
2012	705
2013	671
Thereafter	3,747

Total minimum lease payments	$8,424

Rent expense was $1,263,000 in 2008, $1,063,000 in 2007 and $985,000 in 2006.

Centra leases its main banking facility from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $671,000 in 2008, $658,000 in 2007 and $593,000 in 2006.

6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2008 and 2007 were $265,535,000 and $239,596,000, respectively.

At December 31, 2008, the scheduled maturities of time deposits are as follows: (dollars in thousands)

(Dollars in Thousands)	Amount

Due in one year	$381,003
Due in one — three years	106,864
Due in three — five years	35,622
Thereafter	—

$523,489

Deposits from related parties approximated $22.9 million at December 31, 2008, and $21.4 million at December 31, 2007.

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

Short-term borrowings primarily consist of corporate deposits held in overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

(Dollars in Thousands)	2008	2007	2006

Ending balance	$75,285	$25,173	$25,366
Average balance	49,969	22,879	24,003
Highest month-end balance	79,618	30,559	40,509
Interest expense	817	960	1,103
Weighted-average interest rate:
End of year	0.72%	3.55%	4.48%
During the year	1.64%	4.20%	4.57%

Centra has a maximum borrowing capacity of $415 million from the Federal Home Loan Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. through an unsecured line of credit. Centra also has $25 million available from Silverton Bank via a reverse repurchase agreement.

8.	Long-Term Debt

Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. Since the trusts are variable interest entities and Centra is not deemed to be the primary beneficiary, the trusts are not included in Centra’s consolidated financial statements. As a result, the Debentures are included in long-term debt. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.

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

The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes.

At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2008		2007
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Centra Financial Statutory Trust I	$10,000	5.61%	$10,000	7.80%
Centra Financial Statutory Trust II	$10,000	5.36%	$10,000	7.08%

Interest paid on long-term borrowings approximated $1,094,000 in 2008 and $1,488,000 in 2007.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

9.	Income Taxes

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2008	2007	2006

Statutory corporate tax rate	34.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	5.5	4.0	3.2
Tax exempt interest	(5.2)	(2.6)	(1.6)
Other	(1.2)	(0.1)	2.1

Effective income tax rate	33.1%	35.3%	37.7%

Significant components of the provision for income taxes are as follows:

(Dollars in Thousands)	2008	2007	2006

Federal:
Current	$3,787	$3,558	$3,160
Deferred	(1,357)	(916)	(605)
State	819	262	374

Income tax expense	$3,249	$2,904	$2,929

The following is a summary of deferred tax assets as of December 31:

(Dollars in Thousands)	2008	2007

Deferred tax assets:
Allowance for loan losses	$6,943	$5,675
Net operating loss carry-forward	739	1,177
Supplemental retirement plan	821	337
Deferred net loan origination fees	504	322
Stock option compensation	451	362
Other	115	162

Deferred tax assets	9,573	8,035
Deferred tax liabilities:
Premises and equipment	594	466
Unrealized gain on available-for-sale securities	724	610
Accretion on available-for-sale securities	217	386
Purchase accounting intangibles	1,967	2,110

Deferred tax liabilities	3,502	3,572

Net deferred tax assets	$6,071	$4,463

Centra has federal tax net operating loss carry-forwards for regular tax purposes of $2.2 million which will expire in 2026.

In connection with the adoption of FIN 48, Centra has elected to continue its existing accounting of classifying interest and penalties on income tax uncertainties in income tax expense. Centra is currently open

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2005 through 2007.

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

(dollars in thousands)	2008	2007

Commitments to grant loans	$145,497	$140,238
Unfunded commitments under lines of credit	46,757	41,890
Standby letters of credit	31,056	28,836

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2008 and 2007, Centra has recorded $1,477,000 and $1,507,000, respectively, as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.

Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2008 and 2007, Centra had $1,961,000 and $1,865,000, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.

11.	Other Expenses

The following items of other expense exceed one percent of total revenue for the period indicated:

(Dollars in Thousands)	2008	2007	2006

Outside services	$901	$885	$625
Taxes not on income	1,173	1,021	539

12.	Regulatory Matters

The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2009, Centra has $20,179,000 available for dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I Capital (as defined in the regulations) to Risk-Weighted Assets (as defined), and of Tier I Capital (as defined) to average assets (as defined). Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2008.

As of December 31, 2008 and 2007, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized,” Centra and its banking subsidiary must maintain minimum total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.

Centra’s actual capital amounts and ratios are presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2008
Total capital(1)
Consolidated	$109,857	11.4%	$77,364	8.0%	96,705	10.0%
Bank	106,824	11.1	77,269	8.0	96,586	10.0%
Tier 1(2)
Consolidated	97,695	10.1	38,691	4.0	58,037	6.0
Bank	94,682	9.8	38,606	4.0	57,909	6.0
Tier 1(3)
Consolidated	97,695	8.2	47,890	4.0	59,862	5.0
Bank	94,682	7.9	47,880	4.0	59,850	5.0
As of December 31, 2007
Total capital(1)
Consolidated	$100,606	12.2%	$65,756	8.0%	N/A	N/A
Bank	99,137	12.1	65,708	8.0	$82,135	10.0%
Tier 1(2)
Consolidated	90,270	11.0	32,885	4.0	N/A	N/A
Bank	88,805	10.8	32,860	4.0	49,290	6.0
Tier 1(3)
Consolidated	90,270	8.7	41,456	4.0	N/A	N/A
Bank	88,805	8.3	42,592	4.0	53,240	5.0

(1)	Ratio represents total risk-based capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

13.	Federal Reserve Requirements

The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $1,462,000 for the year ended December 31, 2008.

14.	Employee Benefit Plans

The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All employees who attain age twenty-one and complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2008, 2007 and 2006. Centra’s total expense associated with the Plan approximated $329,000 in 2008, $317,000 in 2007 and $209,000 in 2006.

Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements. The liability for such agreements approximated $2,052,000 and $843,000 at December 31, 2008 and 2007, respectively, and is included in other liabilities in the Consolidated Balance Sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. In 2008, Centra purchased an additional life insurance policy of approximately $5,509,000. During the years ended December 31, 2008, 2007 and 2006, the increase in cash surrender value on the policies were of $362,000, $218,000, and $165,000, respectively. The cost of the supplemental retirement plan was more than the cash surrender value by $676,000 in 2008. In 2007 and 2006, the increase in the cash surrender value on the policies exceeded the cost of the supplemental retirement plan by $21,000 and $36,000, respectively.

15.	Stock Compensation Plans

Compensation cost relating to share-based payment transactions is recognized in the financial statements based on the fair value of the equity or liability instruments issued. Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 1,815,000 shares of common stock. Centra believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms.

On January 1, 2006, Centra adopted Statement 123R using the modified prospective transition method, whereby compensation cost recognized beginning in the first quarter of 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on grant date fair value estimated in accordance with the original provisions of Statement 123 and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123R. As a result of adopting Statement 123R, Centra began recognizing compensation expense for unvested stock option awards over the period in which the related employee service is rendered, which generally will be the vesting period. Accordingly, compensation expense of $223,000 and $743,000 was recognized for the years ended December 31, 2008 and 2007, respectively.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity under the Plan as of December 31, 2008, and the changes during the year ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Outstanding Shares	Shares	Exercise Price	Term — Years	Intrinsic Value

Outstanding at beginning of period	1,471,318	$9.14
Granted	—	—
Exercised	216,967	7.14
Forfeited	0	—

Outstanding at end of period	1,254,351	9.52	4.67	8,790,391

Exercisable at end of period	1,095,241	9.05	4.23	8,189,484

Centra did not grant any options in 2008. The weighted average estimated fair value of options granted was $2.78 and $4.47 in 2007 and 2006, respectively. The total intrinsic value of stock options exercised was $2,232,000 in 2008 and $334,000 in 2007. There were no stock options exercised during 2006.

Centra used the Black-Scholes option pricing model to calculate the estimated fair value of the options granted in 2007. The weighted-average assumptions used were a risk-free interest rate of 4.46% and a weighted average expected life of options of 7 years. No volatility or expected dividends were used to estimate the fair value due to Centra’s stock not being publicly traded and Centra having no history of dividend payments.

As noted above, Centra did not grant any options in 2008.

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

The carrying amount of goodwill approximated $12 million at December 31, 2008. Centra completed its annual assessment of the carrying value of goodwill during 2007 and concluded that its carrying value was not impaired.

The following table summarizes core deposit intangibles as of December 31, 2008 and 2007, which are subject to amortization:

(Dollars in Thousands)	2008	2007

Gross carrying amount	$6,024	$6,024
Accumulate amortization	(1,851)	(1,111)

Net core deposit intangible	$4,173	$4,913

During 2008 and 2007, Centra recognized pre-tax amortization expense of $740,000 associated with its core deposit intangible assets. The estimated amortization expense for core deposit intangible assets is $740 per year for the next five years.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

17.	Parent Company Only Financial Information

Condensed Balance Sheet

	December 31
(Dollars in Thousands)	2008	2007

Assets:
Cash and cash equivalents	$2,158	$718
Available-for-sale securities, at estimated fair value (amortized cost of $616 in 2007 and 2006)	643	744
Investment in second tier bank holding companies	112,229	106,646

Total assets	$115,030	$108,108

Liabilities:
Long-term debt	$20,000	$20,000
Other liabilities	(212)	188

Total liabilities	19,788	20,188
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	$—	$—
Common stock, $1 par value, 50,000,000 authorized, 6,804,084 and 5,971,171 issued and outstanding on December 31, 2008 and 2007 respectively	6,804	5,971
Additional paid-in capital	93,887	81,580
Accumulated earnings	(6,535)	(547)
Accumulated other comprehensive income	1,086	916

Total stockholders’ equity	95,242	87,920

Total liabilities and stockholders’ equity	$115,030	$108,108

Consolidated Statement of Income

	Year Ended December 31
(Dollars in Thousands)	2008	2007	2006

Income — dividends from bank subsidiary	$1,750	$—	$1,848
— interest and dividends	30	24	17
Expense — interest expense	1,094	1,494	1,157
— Other Exepense	8	—	—

Income (loss) before federal income tax and equity in undistributed earnings of subsidiaries	678	(1,470)	708
Applicable income tax benefit	(503)	(593)	(660)
Equity in undistributed income of subsidiaries	5,389	6,204	3,464

Net income	$6,570	$5,327	$4,832

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Statement of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2008	2007	2006

Operating activities:
Net income	$6,570	$5,327	$4,832
Adjustments to reconcile net income to net cash
provided by operating activities:
(Decrease) Increase in accrued expenses	(400)	154	(444)
Stock Option Expense	223	743	161
Equity in undistributed income of subsidiaries	(5,389)	(6,204)	(3,464)

Net cash provided by operations	1,004	20	1,085
Investing activities:
Net cash paid for acquisition	—	—	(16,700)
Net proceeds from (purchases) sales of available-for-sale securities	(89)	(3)	24

Net cash used in investing activities	(89)	(3)	(16,676)
Financing activities:
Proceeds of long-term debt issuance	—	—	10,000
Proceeds of stock offering	—	24,240	17,840
Proceeds from stock options exercised	1,688	—	—
Cash dividend paid	(898)	—	—
Payments for fractional shares	(8)	(8)	(4)
Investment in subsidiaries	(257)	(24,671)	(11,140)

Net cash provided by (used in) financing activities	525	(439)	16,696

Net change in cash	1,440	(422)	1,105
Cash and cash equivalents at beginning of year	718	1,140	35

Cash and cash equivalents at end of year	$2,158	$718	$1,140

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

18.  Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2008 and 2007 follows:

	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2008:
Interest income	$17,825	$17,062	$17,377	$17,091
Interest expense	8,169	7,319	7,395	6,516
Net interest income	9,656	9,743	9,982	10,575
Provision for credit losses	638	520	813	3,186
Other income	1,803	1,960	2,020	2,000
Other expenses	8,027	8,250	8,215	8,271
Income tax expense	981	991	945	332
Net income	1,813	1,942	2,029	786
Basic earnings per share	$0.28	$0.30	$0.30	$0.12
Diluted earnings per share	$0.25	$0.27	$0.27	$0.11
Basic weighted average shares outstanding	6,569,032	6,579,650	6,587,614	6,652,747
Diluted weighted average shares outstanding	7,126,172	7,135,838	7,120,928	7,118,402
2007:
Interest income	$15,815	$16,586	$17,873	$18,296
Interest expense	7,640	8,068	9,097	9,196
Net interest income	8,175	8,518	8,776	9,100
Provision for credit losses	500	443	521	2,034
Other income	1,119	1,542	1,585	1,835
Other expenses	6,513	7,051	7,287	8,070
Income tax expense	898	934	884	188
Net income	1,383	1,632	1,669	643
Basic earnings per share	$0.27	$0.32	$0.32	$0.10
Diluted earnings per share	$0.25	$0.30	$0.29	$0.10
Basic weighted average shares outstanding	5,080,376	5,112,748	5,172,435	6,161,330
Diluted weighted average shares outstanding	5,460,475	5,520,765	5,732,603	6,715,591

19.  Subsequent Events

On January 16, 2009, Centra entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which Centra issued and sold (i) 15,000 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock — Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 750.75075 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock — Series B, par value $1.00 per share and liquidation value $1,000 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $15,000,000 in cash. The Warrant was immediately exercised, and Centra issued 751 shares of Series B Preferred Stock.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The Series A Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock may be redeemed by Centra after three years. Prior to the end of three years, the Series A Preferred Stock may be redeemed by the Centra only with proceeds from the sale of qualifying equity securities of Centra a “Qualified Equity Offering”.

The Warrant had a 10-year term and is immediately exercisable upon its issuance, with an exercise price, equal to $1.00 per share of the Common Stock. The Series B Preferred Stock pays cumulative dividends at the rate of 9% per annum.

The Series A Preferred Stock, the Warrant and the Series B Preferred Stock were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended. Upon the request of Treasury at any time, Centra has agreed to promptly enter into a deposit arrangement pursuant to which the Series A Preferred Stock may be deposited and depositary shares (“Depositary Shares”), representing fractional shares of Series A Preferred Stock, may be issued. Centra has agreed to register the Series A Preferred Stock, the Warrant, the shares of Series B Preferred Stock underlying the Warrant (the “Warrant Shares”) and Depositary Shares, if any, as soon as practicable after the date of the issuance of the Series A Preferred Stock, the Warrant and the Warrant Shares. Neither the Series A Preferred Stock nor the Warrant Shares will be subject to any contractual restrictions on transfer.

Centra’s consolidated capital ratios are increased with the issuance of the preferred stock. If the preferred stock had been outstanding as of December 31, 2008, the total Risk-Based Capital ratio would have been 12.91%. The Tier 1 Risked-Based ratio would have been 11.65% and the Tier 1 Leverage ratio would have been 9.41%. These ratios were calculated on a proforma basis.

20.  Subsequent Events

On February 27, 2009, the FDIC proposed an emergency assessment to be charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC proposed to reduced the amount of the assessment to 0.10% of insured deposits as of June 30, 2009.

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

Management assessed the effectiveness of Centra’s internal control over financial reporting as of December 31, 2008 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, Centra’s system of internal control over financial reporting is effective based on those criteria.

/s/  Douglas J. Leech
Douglas J. Leech
Chief Executive Officer

/s/  Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer

March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited Centra Financial Holdings, Inc.’s (Centra) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centra’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Centra’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Centra Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centra Financial Holdings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2009 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 13, 2009

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 4 through 6 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2009, which section is expressly incorporated by reference. Other Executive Officers are Douglas J. Leech (54), Chairman, President Centra Financial Holdings, Inc., President Centra Bank, Inc. former president Huntington National Bank, West Virginia, Henry M. Kayes, Jr. (41), President — Martinsburg Region, former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (“BB&T”); Kevin D. Lemley (54), Senior Vice President, Treasurer and Chief Financial Officer, former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; E. Richard Hilleary (60), Senior Vice President — Commercial Lending, former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Karla J. Strosnider (46) Senior Vice President — Operations, former Assistant Vice President, Operations, One Valley Bank — Charleston; Timothy P. Saab (52), Senior Vice President and Secretary, former Vice President Private Financial Group for Huntington National Bank, West Virginia; and John T. Fahey (47) Vice President and Marketing Director, former Marketing Director Huntington National Bank, West Virginia.

All of the above noted officers with the exception of Mr. Kayes all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra and other information required by this Item 10, see “Management and Directors” beginning on page 4 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2009, which section is expressly incorporated by reference.

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

See “Executive Compensation and Other Information” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2009, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Ownership of Securities by Directors and Executive Officers” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2008 which section is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Certain Transactions with Directors and Officers and Their Respective Associates” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2009 which section is expressly incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Independent Registered Public Accounting Firm” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2009, which section is expressly incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements:

The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	68
Consolidated Balance Sheets as of December 31, 2008 and 2007	38
Consolidated Statements of Income for the years ended December 31, 2008, 2007, and 2006	39
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2005	40
Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	41
Notes to the Consolidated Financial Statements	42
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 17 of the Notes to the Consolidated Financial Statements)	63

(a) (2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a) (3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 79. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b)	Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 79.

(c)	Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.

By:	/s/ Douglas J. Leech
Douglas J. Leech,
President and Chief Executive Officer

Date: March 13, 2009

By:	/s/ Kevin D. Lemley
Kevin D. Lemley,
SVP-CFO Principal Financial and
Accounting Officer

Date: March 13, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 13, 2009

/s/ James W. Dailey II James W. Dailey II	Director	March 13, 2009

/s/ Arthur Gabriel Arthur Gabriel	Director	March 13, 2009

/s/ Robert A. Mcmillan Robert A. Mcmillan	Director	March 13, 2009

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 13, 2009

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 13, 2009

/s/ Milan Puskar Milan Puskar	Director	March 13, 2009

Signatures	Title	Date

/s/ Paul T. Swanson Paul T. Swanson	Director	March 13, 2009

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 13, 2009

/s/ C. Christopher Cluss C. Christopher Cluss	Director	March 13, 2009

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2008.

EXHIBIT INDEX

Exhibit
Number		Description	Exhibit Location

3.1		Articles of Incorporation	Filed herewith
3.2		Bylaws	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
4.1		Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1		Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2		Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.3		Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.4		Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5		Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6		Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.07		Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.08		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.09		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.10		Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.11		Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.
10.12		Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.13		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.14		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.15		Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10	.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10	.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.16	Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10.17	Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10.18	Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10.19	Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10.20	Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein.
10.21	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.22	Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.23	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.24	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.25	Employment and Change-of-Control Agreement with Karla J. Strosnider	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.26	Employment and Change-of-Control Agreement with John T. Fahey	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.27	Employment Agreement of Douglas J. Leech dated January 17, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.28	Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein.
10.29	Amendment and Restated Employee and Change-of-Control Agreement with S. Todd Eckels	Form 8-K filed October 16, 2008, and incorporated by reference herein.
10.30	Amendment to Executive Salary Continuation Agreement for John T. Fahey dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.31	Amendment to Executive Salary Continuation Agreement for E. Richard Hilleary dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.32	Amendment to Executive Salary Continuation Agreement for Henry M. Kayes, Jr. dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.33	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.34	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.35	Amendment to Executive Salary Continuation Agreement for Karla J. Strosnider dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.36	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.37	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.38	Amendment to Executive Salary Continuation Agreement for Douglas J. Leech, Jr. dated December 24,2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.39	Supplemental Executive Retirement Agreement for John T. Fahey dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.40	Supplemental Executive Retirement Agreement for Kevin D. Lemley dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.41	Supplemental Executive Retirement Agreement for Timothy P. Saab dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.42	Supplemental Executive Retirement Agreement for Karla J. Strosnider dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.43	Supplemental Executive Retirement Agreement for E. Richard Hilleary dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
10.44	Supplemental Executive Retirement Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.
12	Statement Re: Computation of Ratios	Filed herewith.
14	Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2008 Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on Page 49 herein.