Form 10-K/A
period 2008-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2009-05-08
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A

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
(304) 598-2000
(Registrant’s telephone number, including area code)
[None]
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
          Yes ☑                    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
          Yes ☐                    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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
Portions of the registrant’s definitive Proxy Statement relating to the Annual Meeting to be held June 25, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

AMENDMENT NO. 1
EXPLANATORY NOTE
          We are filing this Form 10-K/A Amendment No. 1 (this “Amendment”) to amend the facing page of the Form 10-K to reflect the change in the annual meeting date to June 25, 2009 and the Commission file number. No other items are being amended except as described in this Explanatory Note, and this Amendment does not modify or update the disclosures in our 2008 Form 10-K. Therefore, this Amendment does not reflect any other events that occurred after the original March 16, 2009 filing date of the 2008 Form 10-K. Forward-looking statements in this Amendment have also not been updated from the 2008 Form 10-K that we filed on March 16, 2009. For updated information, please see the reports that we have filed with the SEC from subsequent periods. In addition, in connection with this filing of this Amendment and pursuant to Rules 12b-15 and 13a-14 under the Exchange Act, we are including with this Amendment currently dated certification of our chief executive and financial officers.

SIGNATURES
EXHIBIT INDEX
EX-31.1
EX-31.2
EX-32.1
EX-32.2

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.
Date: May 8, 2009	By:	/s/ Douglas J. Leech
Douglas J. Leech,
President and Chief Executive Officer

Date: May 8, 2009	By:	/s/ Kevin D. Lemley
Kevin D. Lemley, SVP-CFO
Principal Financial and Accounting Officer

EXHIBIT INDEX
CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2008.

Exhibit
Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form 10-K for the year ended December 31, 2008, and in incorporated by reference herin

3.2	Bylaws	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

4.1	Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.

10.1	Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.

10.2	Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.

10.3	Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.4	Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.5	Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.

10.6	Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.

10.07	Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.08	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.09	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

10.10	Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.

10.11	Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.

10.12	Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.13	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.14	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.

10.15	Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.16	Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.17	Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.18	Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.19	Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.20	Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

10.21	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.22	Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.23	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.24	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.25	Employment and Change-of-Control Agreement with Karla J. Strosnider	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.26	Employment and Change-of-Control Agreement with John T. Fahey	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.27	Employment Agreement of Douglas J. Leech dated January 17, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.28	Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein

10.29	Amendment and Restated Employee and Change-of-Control Agreement with S. Todd Eckels	Form 8-K filed October 16, 2008, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.30	Amendment to Executive Salary Continuation Agreement for John T. Fahey dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.31	Amendment to Executive Salary Continuation Agreement for E. Richard Hilleary dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.32	Amendment to Executive Salary Continuation Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.33	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.34	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.35	Amendment to Executive Salary Continuation Agreement for Karla J. Strosnider dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.36	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.37	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.38	Amendment to Executive Salary Continuation Agreement for Douglas J. Leech, Jr. dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.39	Supplemental Executive Retirement Agreement for John T. Fahey dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.40	Supplemental Executive Retirement Agreement for Kevin D. Lemley dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.41	Supplemental Executive Retirement Agreement for Timothy P. Saab dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.42	Supplemental Executive Retirement Agreement for Karla J. Strosnider dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.43	Supplemental Executive Retirement Agreement for E. Richard Hilleary dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

10.44	Supplemental Executive Retirement Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 8-K filed December 31, 2008, and incorporated by reference herein.

12	Statement Re: Computation of Ratios	Form 10-K filed December 31, 2008, and incorporated by referenced herein

14	Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.

21	Subsidiaries of Registrant	Form 10-K filed December 31, 2008, and incorporated by referenced herein

23	Consent of Independent Registered Public Accounting Firm	Form 10-K filed December 31, 2008, and incorporated by referenced herein

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Exhibit Location

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.

99.2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Filed herewith.