Form 10-Q
period 2009-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2009-05-11
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2009
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
As of April 30, 2009, the number of shares outstanding of the registrant’s only class of common stock was 6,911,090.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2009	2008
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(Note B)

Assets
Cash and due from banks	$24,926	$18,646
Interest-bearing deposits in other banks	1,167	1,650

Total cash and cash equivalents	26,093	20,296

Available-for-sale securities, at fair value (amortized cost of $122,783 at March 31, 2009 and $119,733 at December 31, 2008)	124,732	121,543

Loans, net of unearned income	1,022,183	1,025,212
Allowance for loan losses	(16,202)	(16,367)

Net loans	1,005,981	1,008,845

Premises and equipment, net	21,809	21,446
Loans held for sale	3,322	1,961
Goodwill and other intangible assets	16,112	16,297
Other assets	24,413	23,169

Total assets	$1,222,462	$1,213,557

Liabilities
Deposits
Non-interest bearing	$134,279	$132,229
Interest bearing	892,138	880,164

Total deposits	1,026,417	1,012,393

Short-term borrowings	66,487	75,285
Long-term debt	20,000	20,000
Other liabilities	11,292	10,637

Total liabilities	1,124,196	1,118,315

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, 751 and none issued and outstanding on March 31, 2009 and December 31, 2008	1	—
Common stock, $1 par value, 50,000,000 authorized, 6,887,543 and 6,804,084 issued and outstanding on March 31, 2009 and December 31, 2008, respectively	6,888	6,804
Additional paid-in capital	95,238	93,887
Accumulated (deficit)	(5,031)	(6,535)
Accumulated other comprehensive gain	1,170	1,086

Total stockholders’ equity	98,266	95,242

Total liabilities and stockholders’ equity	$1,222,462	$1,213,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31
(Unaudited) (Dollars in Thousands Except Per Share Data)	2009	2008
Interest income
Loans, including fees	$15,198	$15,916
Loans held for sale	50	47
Securities available-for-sale	1,064	1,653
Interest-bearing bank balances	—	10
Federal funds sold	3	199

Total interest income	16,315	17,825

Interest expense
Deposits	5,561	7,639
Short-term borrowings	105	185
Long-term debt	170	345

Total interest expense	5,836	8,169

Net interest income	10,479	9,656

Provision for credit losses	404	638

Net interest income after provision for credit losses	10,075	9,018

Other income
Service charges on deposit accounts	837	548
Other service charges and fees	570	558
Secondary market income	294	329
Security (losses) gains	(336)	155
Other	175	213

Total other income	1,540	1,803

Other expense
Salary and employee benefits	3,593	4,352
Occupancy expense	625	641
Equipment expense	581	495
Advertising	305	311
Professional fees	250	162
Data processing	624	507
Other outside services	249	186
Other	1,247	1,373

Total other expense	7,474	8,027

Net income before income tax	4,141	2,794

Income tax expense	1,370	981

Net income	2,771	1,813

Dividends and accretion on preferred stock and warrants	920	—

Net income available to common shareholders	$1,851	$1,813

Basic earnings per share	$0.27	$0.28
Diluted earnings per share	$0.26	$0.25
Basic weighted-average shares outstanding	6,848,841	6,569,032
Diluted weighted-average shares outstanding	7,242,410	7,126,176
Cash dividends declared per share	$0.05	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2009 and 2008

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
(Unaudited) (Dollars in Thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2008	$—	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	—	3	17	—	—	20
Stock Based Compensation	—	—	57	—	—	57
Adoption of EITF 06-04	—	—	—	(156)	—	(156)
Cash dividend declared on common stock, $0.05 per share	—	—	—	(299)	—	(299)
Comprehensive income:
Net income	—	—	—	1,813	—	1,813
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $327	—	—	—	—	491	491
Reclassification adjustment for net gain included in net income, net of tax of $62	—	—	—	—	93	93

Total comprehensive income	—	—	—	—	—	2,397

Balance, March 31, 2008	$—	$5,974	$81,654	$811	$1,500	$89,939

Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242
Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Exercise of 72,405 stock options	—	73	455	—	—	528
Stock Based Compensation	—	—	40	—	—	40
Cash dividend declared on common stock, $0.05 per share	—	—	—	(347)	—	(347)
Cash dividends on Series A and B Preferred Stock	—	—	—	(170)	—	(170)
Sale of shares issued through dividend reinvestment plan	—	11	107	—	—	118
Comprehensive income:
Net income	—	—	—	2,771	—	2,771
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $190	—	—	—	—	286	286
Reclassification adjustment for net losses included in net income, net of income tax of $(135)	—	—	—	—	(202)	(202)

Net unrealized gain on available-for-sale securities, net of income tax of $55	—	—	—	—	—	84

Total comprehensive income	—	—	—	—	—	2,855

Balance, March 31, 2009	$1	$6,888	$95,238	$(5,031)	$1,170	98,266

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31
(Unaudited) (Dollars in Thousands)	2009	2008

Operating activities
Net income	$2,771	$1,813
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(70)	(359)
Amortization of premiums on securities	270	83
Loss/(Gain) on Impairment and Sale of Investment Securities	336	(155)
Amortization of purchase accounting adjustments	200	493
Provision for credit losses	404	638
Deferred income tax benefit	(184)	(747)
Depreciation	508	430
Loans originated for sale	(21,623)	(23,559)
Proceeds of loans sold	20,555	22,620
Gain on sale of loans	(293)	(329)
Stock Option Expense	40	57
Increase in cash surrender value of life insurance	(108)	(50)
Increase in other liabilities	655	846
(Increase)/Decrease in other assets	(1,104)	940

Net cash provided by operating activities	2,357	2,721

Investing activities
Purchases of premises and equipment	(873)	(1,838)
Purchases of available-for-sale securities	(29,623)	(31,361)
Proceeds from maturities, calls and prepayments of available-for-sale securities	26,038	30,745
Net decrease (increase) in loans made to customers	2,447	(32,680)

Net cash used in investing activities	(2,011)	(35,134)

Financing activities
Net increase in deposits	14,024	25,910
Net (decrease) increase in securities sold under agreement to repurchase	(8,798)	6,325
Cash received from exercise of stock options	527	20
Cash received from dividend reinvestment plan	118	—
Cash payment in lieu of fractional shares	(8)	—
Cash dividends paid on common stock	(242)	(299)
Net proceeds from issuance of Series A and B Preferred Stock	15,000	—
Repayment of Series A Preferred Stock	(15,000)	—
Cash dividends paid on preferred stock and warrants	(170)	—

Net cash provided by financing activities	5,451	31,956

Increase (decrease) in cash and cash equivalents	5,797	(457)

Cash and cash equivalents — beginning of period	20,296	43,396

Cash and cash equivalents — end of period	$26,093	$42,939

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
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2008, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2009 and 2008, stock options outstanding and available for purchase were 1,177,585 and 1,487,377 shares at an average price of $9.65 and $9.16, respectively. For the three months ended March 31, 2009 and 2008, the dilutive effect of stock options was 393,569 and 557,145 shares, respectively.
Note D — Fair Value Measurements
Centra adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157), on January 1, 2008 which clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. In February of 2008, the FASB issued Staff Position No. 157-2 (FSP 157-2) which delayed the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities except for those items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 deferred the effective date of SFAS 157 for such nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. Those items affected by FSP 157-2 include other real estate owned (OREO), goodwill and core deposit intangibles. Effective January 1, 2009, Centra implemented SFAS No. 157, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. In October, 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset with the market for that financial asset is not active.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

(Unaudited) (Dollars in Thousands)		Fair Value Measurements at March 31, 2009 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities	$124,732	$528	$124,204	—
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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three months ended March 31, 2009, no fair value adjustment was recorded related to loans held for sale.
Allowance for Credit Losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the three months ended March 31, 2009, no fair value adjustment was recorded that impacted the allowance for loan losses allocated to impaired loans.
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO. For the three months ended March 31, 2009, no fair value adjustment was recorded that impacted OREO.
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three months ended March 31, 2009, no fair value adjustment was recorded.
Note E — Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At March 31, 2009:
U.S. Government and federal agencies	$83,207	$1,690	($64)	$84,833
State and municipal	33,072	546	(212)	33,407
Other securities	6,504	33	(44)	6,492

Total available-for-sale securities	$122,783	$2,269	($320)	$124,732

At December 31, 2008:
U.S. Government and federal agencies	$79,961	$1,942	—	$81,903
State and municipal	33,558	416	(252)	33,722
Other securities	6,214	21	(317)	5,918

Total available-for-sale securities	$119,733	$2,379	$(569)	$121,543

Other securities include corporate bonds, Federal Home Loan Bank (“FHLB”) stock and corporate stock.
At March 31, 2009 and December 31, 2008, investment securities having a carrying value of $111,695,000 and $112,070,000, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2009 and December 31, 2008. Thirty-five and Thirty-nine securities are in an unrealized loss position at March 31, 2009 and December 31, 2008, respectively. Centra has the ability and the intent to hold these securities until such time as the value recovers or the securities mature. Further, Centra believes the deterioration in value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At March 31, 2009:
U.S. Government and federal agencies	$12,670	$(64)	$—	$—	$12,670	$(64)
State and municipal	10,851	(212)	—	—	10,851	(212)
Other securities	1,375	(44)	—	—	1,375	(44)

Total loans	$24,896	$(320)	$—	$—	$24,896	$(320)

At December 31, 2008:
U.S. Government and federal agencies	$—	$—	$—	$—	$—	$—
State and municipal	12,355	(252)	—	—	12,355	(252)
Other securities	1,733	(45)	643	(272)	2,376	(317)

Total loans	$14,088	$(297)	$643	$(272)	$14,731	$(569)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2009, Centra determined that other-than-temporary impairment exist on one corporate stock investment that had been in an unrealized loss position for more than twelve months. Centra recognized the loss and adjusted the investments cost basis by $387 thousand.
Note F — Preferred Stock
On January 16, 2009, Centra entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program (“TARP CPP”), pursuant to which Centra issued and sold (i) 15,000 shares of Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 750.75075 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock — Series B, par value $1.00 per share and liquidation value $1,000 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $15,000,000 in cash (the transaction being referred to as the “Investment”). In accordance with the Purchase Agreement, the warrants were immediately exercised by the Treasury into the Series B Preferred Stock. Centra calculated the fair value of the Series A and B Preferred Stock and determined that a discount of approximately $750,000 existed at the time of purchase. The net proceeds were allocated between the Series A and B Preferred Stock based on their relative fair values.
On March 24, 2009, Centra notified the U.S. Department of Treasury of its intention to redeem the Series A Preferred Stock. As expected, Centra received notice from its primary bank regulators that they did not object to the return of the Investment, and the Treasury thereafter provided notice to Centra that it does not object to the return of the Investment. Accordingly, on March 31, 2009, Centra returned to the Treasury a total of $15,095,833.33, which includes the original investment amount of $15,000,000 for the Series A Preferred Stock plus accrued but unpaid dividends of $95,833.33 and received in return, and cancelled, the share certificate for the Series A Preferred Stock. The differences between the amount paid to the Treasury over the carrying value of the Series A Preferred Stock was deducted from earnings available to common shareholders.
On April 15, 2009, Centra completed the redemption of the Series B Preferred Stock with the U.S. Department of Treasury. As instructed by the Treasury, Centra returned a total of $761,250, which includes accrued but unpaid dividends of $11,250 and an additional premium of $750,000. Centra received in return the cancelled Series B Preferred Stock. The redemption and dividends paid of $761,250 will reduce future net income to common shareholders.
Note G — Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. We do not expect the changes associated with adoption of this FSP will have a material effect on the determination or reporting of our financial results.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this FASB did not have a material effect on the determination or reporting of our financial results.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. When considering forward-looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of item 1A of our 2008 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, changes in governmental regulation, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At March 31, 2009 and 2008, or for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31
	2009	2008
Net income to:
Average assets	0.92%	0.66%
Average stockholders’ equity	10.26	8.16
Net interest margin	3.81	3.83

Average stockholders’ equity to average assets	9.00	8.10
Total loans to total deposits (end of period)	99.58	93.68
Allowance for loan losses to total loans (end of period)	1.59	1.56
Allowance for credit losses to total loans (end of period)	1.73	1.73
Efficiency ratio*	60.65	68.44
Capital ratios:
Tier 1 capital ratio	10.44	10.80
Risk-based capital ratio	11.70	12.06
Leverage ratio	8.39	8.44
Cash dividends as a percentage of net income	12.43%	16.49%
Per share data:
Book value per share (end of period)	$14.27	$15.05
Market value per share (end of period)**	$16.50	$16.53
Basic earnings per share	0.27	0.28
Diluted earnings per share	0.26	0.25
Cash dividends per share	0.05	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**	Market value per share is based on Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
The most significant accounting policies followed by the bank are presented in Note 1 to the audited consolidated financial statements included in Centra’s 2008 Annual Report on Form 10-K. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statements amounts to the methods, assumptions, and estimates underlying those amounts, management has identified the determination of the allowance for loan losses to be the accounting area that requires the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.
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
Centra considers accounting for income taxes to also be a critical accounting policy. Deferred income taxes are recorded based on temporary differences between the tax basis of an asset or liability and its reported amount in the financial statements at the anticipated statutory tax rate that will be in effect when the differences are expected to be recovered or settled. Further discussion of income taxes, including a reconciliation of the effective tax rate to the statutory rate, is included in Note 9 to the consolidated financial statements contained in the 2008 Form 10-K.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Results of Operations
Overview of the Statement of Income
For the quarter ended March 31, 2009, Centra earned $2.8 million compared to $1.8 million in the first quarter of 2008. These earnings equated to a return on average assets of 0.92% and 0.66% respectively, and a return on average equity of 10.26% and 8.16%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 26.64%.
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
Net interest income increased to $10.5 million in the first quarter of 2009 from $9.7 million in the first quarter of 2008. This increase was primarily due to growth, experienced during the latter half of 2008, of over $104 million in average interest earning assets despite a two basis point decline in net interest margin from the first quarter of 2008 to the same period in 2009.
Centra’s interest bearing assets and liabilities increased significantly during the first quarter of 2009 compared to 2008. The most significant areas of change were net loans, which increased to an average balance of $1.0 billion for the quarter ended March 31, 2009, from $877.1 million for the quarter ended March 31, 2008, and interest-bearing liabilities which grew to an average of $967.6 million from $890.3 million for the respective periods. These trends reflect the continued growth of Centra in all operating markets.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarter ended March 31, 2009 and 2008 was 3.81% and 3.83% respectively. Centra has experienced a slight decline in the margin despite significant interest rate drops over the past twelve months. Centra experienced a 112 basis point decline in the yield on interest earning assets which was substantially offset by a 124 basis points decrease in the yield on interest bearing liabilities.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Unaudited)(Dollars in Thousands)	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,309	$1	0.11%	$1,135	$11	3.88%
Federal funds sold	734	3	1.52	26,691	199	3.00
Loans held for sale	4,531	50	4.45	3,833	47	4.91
Securities (1)(4):
Taxable	91,099	782	3.44	94,797	1,371	5.82
Tax exempt	33,119	439	5.30	31,690	425	5.39

Loans (2)(3)(4):
Commercial	732,206	10,500	5.82	608,477	11,032	7.29
Tax exempt	12,313	215	7.09	10,401	198	7.65
Consumer	85,877	1,567	7.40	86,337	1,657	7.72
Real estate	194,939	2,995	6.15	185,759	3,099	6.67
Allowance for loan losses	(16,635)	—	—	(13,882)	—	—

Net loans	1,008,700	15,277	6.14	877,092	15,986	7.33

Total earning assets	1,139,492	16,552	5.89	1,035,238	18,039	7.01
Cash and due from banks	19,370			15,718
Other assets	61,022			51,359

Total assets	$1,219,884			$1,102,315

Liabilities
Deposits:
Non-interest-bearing demand	$130,754	$—		$113,652	$—
NOW	156,298	331	0.86	160,208	1,169	2.94
Money market checking	153,113	508	1.35	118,616	664	2.25
Savings	38,226	33	0.35	36,068	66	0.73
IRAs	45,670	409	3.63	45,811	499	4.38
CDs	490,176	4,279	3.54	479,713	5,241	4.39
Short-term borrowings	64,127	105	0.67	29,922	185	2.48
Long-term borrowings	20,000	171	3.46%	20,000	345	6.93%

Total interest-bearing liabilities	967,610	5,836	2.45%	890,338	8,169	3.69%

Other liabilities	11,741			9,004

Total liabilities	1,110,105			1,012,994

Stockholders’ equity
Preferred stock	2,843			—
Common stock	6,848			5,972
Paid-in capital	104,685			81,614
Accumulated (deficit) earnings	(6,117)			395
Unrealized gains	1,520			1,340

Total stockholders’ equity	109,779			89,321

Total liabilities and stockholders’ equity	$1,219,884			$1,102,315

Net interest spread			3.44			3.32
Impact of non-interest-bearing funds on margin			0.37			0.51

Net interest income-margin		$10,716	3.81%		$9,870	3.83%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $213 in 2009 and $256 in 2008.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.
Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $16.2 million, $16.4 million, and $14.2 million as of March 31, 2009, December 31, 2008, and March 31, 2008, respectively, which represents an allowance to total loans of 1.59%, 1.60% and 1.56% for the respective period end. The allowance for loan losses as of March 31, 2009 slightly decreased from December 31, 2008 due to the $3 million decline in loans outstanding as the amount of past due and non-performing loans as of March 31, 2009 remained consistent with December 31, 2008. The increase in the allowance for loan losses at March 31, 2009 compared to March 31, 2008 was due to the significant deterioration of the general economic conditions and the increase in delinquent and non-performing loans. Non-performing loans increased by 13% since March 31, 2008. Similarly, accruing loans past due 30 days or more have increased 127% since March 31, 2008. This deterioration in non-performing and past due loans is consistent within the banking industry. Centra has also focused efforts on identifying problem loans and has taken appropriate action by charging-off these loans, which has led to higher level of charge-offs over the last 12 months. For example, loan charge-offs were up by $561 thousand from the first quarter of 2008 to $581 for the first quarter 2009. Based on these factors, Centra has continued to increase its historical loss factors and assessment of environmental risk. The provision for loan losses for the quarters ended March 31, 2009 and 2008 was $392 thousand and $638 thousand, respectively.
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

	Three Months Ended
	March 31
(Dollars in Thousands)	2009	2008

Allowance for loan losses
Balance, beginning of period	$16,367	$13,536

Loan charge-offs	(581)	(20)
Loan recoveries	24	50

Net (charge-offs) recoveries	(557)	30

Provision for loan losses	392	638

Balance, end of period	$16,202	$14,204

Total nonperforming assets and accruing loans past due 90 days are summarized as follows:

	March 31
(Dollars in Thousands)	2009	2008

Nonaccrual loans:
Commercial	$3,923	$4,839
Real Estate	2,243	704
Consumer	597	432

Total non-accrual loans	6,763	5,975
Renegotiated loans	—	—

Total non-performing loans	6,763	5,975
Other real estate, net	1,201	235

Total non-performing assets	$7,964	$6,210

Accruing loans past due 30 days or more	$6,307	$2,774
Non-performing loans as a % of total loans	.66%	.66%
Allowance for loan losses as a % of non-performing loans	240%	238%
Allowance for loan losses as a % of total loans	1.59%	1.56%
Allowance for credit losses as a % of total loans	1.73%	1.73%
Loans are placed on nonaccrual automatically when they become 90-days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	March 31
(Dollars in Thousands)	2009	2008

Balance, beginning of period	$1,477	1,507
Provision for loss	12	—

Balance, end of period	$1,489	1,507

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Noninterest income totaled $1.5 million in the first quarter of 2009 compared to $1.8 million in the first quarter of 2008. The overall decrease in noninterest income is predominantly due to other-than-temporary losses recognized on an equity security held in the amount of $387 thousand. Without this charge, noninterest income would have increased $124 thousand or 6.88%, which was related to a rise in service charges on deposit accounts and in other service charges. Service charges on deposit accounts and other service charges and fees have increased due to the aforementioned growth in deposits coupled with higher per occurrence charges on insufficient funds transactions.
Service charges on deposit accounts increased to $837 thousand in the first quarter of 2009 from $548 thousand in the first quarter of 2008. This growth was the direct result from the corresponding increase in deposit accounts and fee changes. Similarly, other service charges and fees increased to $570 thousand in the first quarter of 2009 from $558 thousand in the first quarter of 2008. This increase resulted from the overall growth of accounts in the deposit and loan portfolios of the bank and the loan fees related to that growth.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $294 thousand from such fees in the first quarter of 2009 compared to $329 thousand in the first quarter of 2008. Centra has experienced a decline in demand on mortgage loans originated for sale.

Other income decreased to $175 thousand in the first quarter of 2009 from $213 thousand in the first quarter of 2008. The general decrease in other income was due to a decline in other loan related income.
Noninterest Expense
For the first quarter of 2009, noninterest expense totaled $7.5 million compared to $8.0 million in the first quarter of 2008. Centra’s efficiency ratio was 60.65% for the first quarter of 2009 compared to 68.46% for the first quarter of 2008. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. Centra’s 2009 efficiency ratio decreased proportionally to the decrease in noninterest expense.
Salaries and benefits totaled $3.6 million for the quarter ended March 31, 2009, compared to $4.4 million for the quarter ended March 31, 2008. Centra had 232 full-time equivalent personnel as of March 31, 2009, compared to 263 full-time equivalent personnel as of March 31, 2008. The reduction in staffing levels represents Centra’s efforts to focus on operational efficiency and optimal staffing levels while continuing to provide an exceptional level of customer service. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended March 31, 2009 and 2008, occupancy expense totaled $625 thousand and $641 thousand, respectively. The decrease in occupancy expense is the net result of a facilities move in the Martinsburg, West Virginia market.
Equipment expense totaled $581 thousand in the first quarter of 2009 compared to $495 thousand for the first quarter of 2008. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $379 thousand for the quarter ended March 31, 2009, and $336 thousand for the quarter ended March 31, 2008. Equipment depreciation reflects Centra’s commitment to technology such as expenditures on new technologies for the deposit operations area.
Advertising costs totaled $305 thousand in the first quarter of 2009 compared to $311 thousand in the first quarter of 2008. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy while reducing marketing expenses.
Professional fees totaled $250 thousand in the first quarter of 2009 compared to $162 thousand in the first quarter of 2008. This increase is due to increased legal, accounting and consulting fees paid related to bank operations.
Data processing costs totaled $624 thousand in the first quarter of 2009 compared to $507 thousand in the first quarter of 2008. Data processing costs have increased in correlation to the number of deposit and loan accounts and the continued branch expansion.
Other outside services totaled $249 thousand in the first quarter of 2009 compared to $186 thousand in the first quarter of 2008. This increase is due to increases in correspondent bank fees, ATM network fees, and courier services.
Other operating expense totaled $1.2 million in the first quarter of 2009 compared to $1.4 million in the first quarter of 2008. Banker’s blanket bond insurance expense and other loan related expense decreased in the first quarter 2009 compared to the first quarter 2008. Most categories of other operating expense remained relatively consistent with the prior period.
Income Tax Expense
The effective tax rate for the first quarter of 2009 and 2008 was 33.08% and 35.1%, respectively. The effective tax rate has decreased from the prior year due to changes in state tax law, which became effective January 1, 2009. In addition, Centra has continued to purchase tax exempt investments in 2009 in order to reduce its overall tax liability. Centra is continually searching for methods to minimize the overall tax liability.

Centra incurred income tax expense of $1.4 million in the first quarter of 2009 compared to $981 thousand for the first quarter of 2008. Centra’s income tax expense has increased over the prior year due to an increase in net income before tax.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.92% and 10.26% for the first quarter of 2009 compared to 0.66% and 8.16% for the first quarter of 2008. These measures have increased compared to the prior period reflecting the increased profitability of Centra.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at March 31, 2009, were $1.2 billion or an increase of $8.9 million since December 31, 2008. Each major category of assets has remained relatively consistent with the prior period. Cash and cash equivalents and investments have increased due to the improved liquidity position of the bank.
Deposits totaled $1.0 billion at March 31, 2009, or an increase of $14.0 million since December 31, 2008. Short-term borrowings totaled $66.5 million at March 31, 2009, and have decreased $8.8 million since December 31, 2008.
Stockholders’ equity was $98.3 million at March 31, 2009, or an increase of approximately $3.0 million from December 31, 2008, due primarily to Centra’s net income recognized for the first quarter 2009 and as a result of the equity received from the exercise of certain stock options and stock purchased through the dividend reinvestment plan.
Cash and Cash Equivalents
Cash and cash equivalents totaled $26.1 million as of March 31, 2009, compared to $20.3 million as of December 31, 2008, or an increase of $5.8 million.
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
Investment Securities
Investment securities totaled $124.7 million as of March 31, 2009, and $121.5 million as of December 31, 2008. This is an increase of $3.2 million from year-end and reflects Centra’s deposit generation efforts. Additionally, the proceeds from the maturities and calls of numerous securities were reinvested into the government-sponsored agency and state and municipal bond portfolios.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities, corporate stock and Federal Home Loan Bank stock. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
All of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At March 31, 2009, the amortized cost of the bank’s investment securities totaled $122.8 million, resulting in unrealized appreciation in the investment portfolio of $2.0 million and a corresponding increase in the bank’s equity of $1.2 million, net of deferred income taxes.
As of March 31, 2009, Centra evaluated all investment securities with unrealized losses for impairment. Centra recognized other-than-temporary impairment losses of $387 thousand on a corporate stock holding, which had been in an unrealized loss position for more than twelve months.
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
The following table details total loans outstanding as of:

	March 31	December 31
(Dollars in Thousands)	2009	2008

Commercial	$157,116	$141,584
Real estate, commercial	587,214	601,468
Real estate, residential mortgage	193,955	194,805
Consumer	83,898	87,355

Total loans	$1,022,183	$1,025,212

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. Management expects commercial loan demand to slow down during the remainder of 2009.
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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.0 billion at March 31, 2009.
Non-interest-bearing deposits remain a core funding source for Centra. At March 31, 2009, non-interest-bearing deposits totaled $134.3 million compared to $132.2 million at December 31, 2008. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest-bearing deposits totaled $892.1 million at March 31, 2009, compared to $880.2 million at December 31, 2008. Average interest-bearing liabilities totaled $967.6 million during the first quarter of 2009 compared to $890.3 million for the first quarter of 2008. Average non-interest-bearing demand deposits totaled $130.8 million for the first quarter of 2009 compared to $113.7 million for the first quarter of 2008. Management will continue to emphasize deposit growth in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At March 31, 2009, short-term borrowings totaled $66.5 million compared to $75.3 million at December 31, 2008.
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
Capital/Stockholders’ Equity
On February 19, 2009, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s fifth cash dividend on Centra common stock. Payable on April 1, 2009, $0.05 per share will be distributed to shareholders of record on March 20, 2009. This follows the company’s fifth 10% stock dividend in as many years.
At March 31, 2009, accumulated other comprehensive income totaled $1.2 million compared to $1.1 million at December 31, 2008. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2009, Centra Bank has $17.4 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2008 Form 10-K. At March 31, 2009, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $31.7 million and $31.1 million at March 31, 2009 and December 31, 2008, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2009 and December 31, 2008, was $139.3 million and $145.5 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at March 31, 2009 and December 31, 2008, was $44.8 million and $46.8 million, respectively. At March 31, 2009 and December 31, 2008, Centra has recorded $1.5 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2009 and 2008, Centra had $16.4 million and $5.1 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2009, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2009.

(Dollars in Thousands)
Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income

300	$(2,832)	(6.60%)
200	(1,912)	(4.46%)
100	(944)	(2.20%)
-100	593	1.38%
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
Future Outlook
The bank’s results of operations through the first quarter of 2009 shows that Centra has been able to respond to unprecedented economic times relatively well. Centra’s net income for the quarter has reached its highest level since our inception. We plan to further expand into the Hagerstown market by opening another full service location during the third quarter 2009. The continued emphasis in future periods will be to focus on asset quality and profitable growth while balancing the effects of competition on pricing of our interest bearing assets and liabilities.
On February 27, 2009, the FDIC proposed an emergency assessment charged to all financial institutions of 0.20% of insured deposits as of June 30, 2009, payable on September 30, 2009. In March of 2009, the FDIC proposed to reduce the amount of the assessment to 0.10% of insured deposits as of June 30, 2009.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called (for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.
Part II. Other Information
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2008, filing on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Centra does not currently have a stock repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits
     (a) The following exhibits are filed herewith.

Exhibit 31.1	Certificate of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certificate of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certificate of principal executive officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 32.2	Certificate of principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 29, 2009	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer