Form 10-Q
period 2009-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2009-08-06
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2009
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
          As of July 31, 2009, the number of shares outstanding of the registrant’s only class of common stock was 6,975,855.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30	December 31
	2009	2008
	(Unaudited)	(Note B)

Assets
Cash and due from banks	$18,307	$18,646
Interest-bearing deposits in other banks	8,657	1,650
Federal funds sold	566	—

Total cash and cash equivalents	27,530	20,296

Available-for-sale securities, at fair value (amortized cost of $119,198 at June 30, 2009 and $117,740 at December 31, 2008)	121,333	119,550
Other investment securities, at cost	2,922	1,993

Loans, net of unearned income	1,033,198	1,025,212
Allowance for loan losses	(16,712)	(16,367)

Net loans	1,016,486	1,008,845

Premises and equipment, net	22,044	21,446
Loans held for sale	5,275	1,961
Goodwill and other intangible assets	15,927	16,297
Other assets	25,490	23,169

Total assets	$1,237,007	$1,213,557

Liabilities
Deposits
Non-interest bearing	$144,241	$132,229
Interest bearing	926,510	880,164

Total deposits	1,070,751	1,012,393

Short-term borrowings	34,638	75,285
Long-term debt	20,000	20,000
Other liabilities	11,574	10,637

Total liabilities	1,136,963	1,118,315

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 6,935,504 and 6,804,084 issued and outstanding on June 30, 2009 and December 31, 2008, respectively	6,936	6,804
Additional paid-in capital	95,048	93,887
Retained earnings (deficit)	(3,221)	(6,535)
Accumulated other comprehensive gain	1,281	1,086

Total stockholders’ equity	100,044	95,242

Total liabilities and stockholders’ equity	$1,237,007	$1,213,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2009	2008	2009	2008

Interest income
Loans, including fees	$30,429	$31,623	$15,231	$15,707
Loans held for sale	99	94	49	47
Securities available-for-sale	2,089	2,887	1,025	1,234
Interest bearing bank balances	1	19	1	9
Federal funds sold	4	264	1	65

Total interest income	32,622	34,887	16,307	17,062

Interest expense
Deposits	11,021	14,542	5,460	6,903
Short-term borrowings	184	387	79	202
Long-term debt	329	559	159	214

Total interest expense	11,534	15,488	5,698	7,319

Net interest income	21,088	19,399	10,609	9,743

Provision for credit losses	1,320	1,158	916	520

Net interest income after provision for credit losses	19,768	18,241	9,693	9,223

Other income
Service charges on deposit accounts	1,760	1,194	923	646
Other service charges and fees	1,214	1,204	644	646
Secondary market income	786	719	492	390
Security (losses) gains	(336)	195	—	40
Other	387	451	212	238

Total other income	3,811	3,763	2,271	1,960

Other expense
Salary and employee benefits	7,482	8,410	3,889	4,058
Occupancy expense	1,280	1,270	655	629
Equipment expense	1,163	1,036	582	541
Advertising	691	670	386	359
Professional fees	481	521	231	359
Data processing	1,263	1,033	639	526
Other outside services	515	416	266	230
Regulatory assessment	1,137	348	948	182
Other	2,153	2,573	1,095	1,366

Total other expense	16,165	16,277	8,691	8,250

Net income before income tax	7,414	5,727	3,273	2,933

Income tax expense	2,486	1,972	1,116	991

Net income	4,928	3,755	2,157	1,942

Dividends and accretion on preferred stock (TARP)	923	—	3	—

Net income available to common shareholders	$4,005	$3,755	$2,154	$1,942

Basic earnings per share	$0.58	$0.57	$0.31	$0.30
Diluted earnings per share	$0.55	$0.53	$0.30	$0.27
Basic weighted-average shares outstanding	6,883,108	6,574,340	6,916,999	6,579,650
Diluted weighted-average shares outstanding	7,262,333	7,131,006	7,281,880	7,135,838
Cash dividends declared per share	$0.10	$0.10	$0.05	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2009 and 2008
(Unaudited) (Dollars in Thousands)

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-in	Earnings	Comprehensive
	Stock	Stock	Capital	(Deficit)	Income	Total

Balance, January 1, 2008	$—	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	—	18	99	—	—	117
Stock Based Compensation	—	—	107	—	—	107
Adoption of EITF 06-04	—	—	—	(181)	—	(181)
Cash dividend declared on common stock, $0.05 per share	—	—	—	(598)	—	(598)
Comprehensive income:
Net income	—	—	—	3,755	—	3,755
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of reclassification adjustment for net gains included in net income and net of income taxes of $383	—	—	—	—	(575)	(575)

Total comprehensive income	—	—	—	—	—	3,180

Balance, June 30, 2008	$—	$5,989	$81,786	$2,429	$341	$90,545

Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242

Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Exercise of 96,813 stock options	—	97	636	—	—	733
Stock Based Compensation	—	—	68	—	—	68
Cash dividend declared on common stock, $0.10 per share	—	—	—	(691)	—	(691)
Cash dividends on Series A and B Preferred Stock	—	—	—	(173)	—	(173)
Sale of shares issued through dividend reinvestment plan	—	35	457	—	—	492
Comprehensive income:
Net income	—	—	—	4,928	—	4,928
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $265	—	—	—	—	397	397
Reclassification adjustment for net losses included in net income, net of income tax of $(135)	—	—	—	—	(202)	(202)

Net unrealized gain on available-for-sale securities, net of income tax of $130	—	—	—	—	195	195

Total comprehensive income	—	—	—	—	—	5,123

Balance, June 30, 2009	$—	$6,936	$95,048	$(3,221)	$1,281	$100,044

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in Thousands)

	Six Months Ended
	June 30
	2009	2008

Operating activities
Net income	$4,928	$3,755
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(136)	(456)
Amortization of premiums on securities	544	226
Loss on impairment/ (gain) on calls of investment securities	336	(195)
Amortization of purchase accounting adjustments	399	843
Provision for credit losses	1,320	1,158
Deferred income tax (benefit) expense	(478)	924
Depreciation	1,019	892
Loans originated for sale	(58,863)	(25,858)
Proceeds of loans sold	56,335	24,925
Gain on sale of loans	(786)	(719)
Stock based compensation expense	68	111
Increase in cash surrender value of life insurance	(224)	(110)
Increase in other liabilities	937	875
Increase in other assets	(1,720)	(1,330)

Net cash provided by operating activities	3,679	5,041

Investing activities
Purchases of life insurance	—	(5,509)
Purchases of premises and equipment	(1,620)	(3,423)
Purchases of available-for-sale securities	(32,848)	(37,793)
Proceeds from maturities, calls and prepayments of available-for-sale securities	29,717	44,777
Net increase in loans made to customers	(8,987)	(93,192)

Net cash used in investing activities	(13,738)	(95,140)

Financing activities
Net increase in deposits	58,358	35,983
Net (decrease) increase in securities sold under agreement to repurchase	(40,647)	37,147
Cash received from exercise of stock options	733	117
Cash received from dividend reinvestment plan	369	—
Cash payment in lieu of fractional shares	(8)	—
Cash dividends paid on common stock	(589)	(299)
Net proceeds from issuance of Series A and B Preferred Stock	15,000	—
Repayment of Series A and B Preferred Stock	(15,750)	—
Cash dividends paid on preferred stock	(173)	—

Net cash provided by financing activities	17,293	72,948

Increase (decrease) in cash and cash equivalents	7,234	(17,151)

Cash and cash equivalents — beginning of period	20,296	43,396

Cash and cash equivalents — end of period	$27,530	$26,245

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
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the six and three months ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2008, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2009 and 2008, dilutive stock options outstanding were 1,139,876 and 1,471,272 shares at an average price of $9.60 and $9.18, respectively. At June 30, 2009, Centra had 15,488 anti-dilutive shares outstanding. No options were anti-dilutive as of June 30, 2008. For the three months ended June 30, 2009 and 2008, the dilutive effect of stock options was 364,881 and 556,188 shares, respectively. For the six months ended June 30, 2009 and 2008, the dilutive effect of stock options was 379,225 and 556,666 shares, respectively.
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
When determining the fair value measurements for assets and liabilities, Centra looks to active and observable markets to price identical assets or liabilities whenever possible and classifies such items in Level 1. When identical assets and liabilities are not traded in active markets, Centra looks to market observable data for similar assets and liabilities and classifies such items as Level 2. Nevertheless, when certain assets and liabilities are not actively traded in observable markets and Centra must use alternative valuation techniques using unobservable inputs to determine a fair value and classifies such items as Level 3. The level within the fair value hierarchy is based on the lowest level of input that is significant in the fair value measurement.
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:
(Unaudited) (Dollars in Thousands)

		Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$84,442		$84,442	$—
State and municipal	33,295		33,295	—
Corporate	3,105		3,105	—
Equity securities:
Financial institution stock	491	$491	—	—

Total	$121,333	$491	$120,842	$—

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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three and six months ended June 30, 2009, no fair value adjustment was recognized in earnings related to loans held for sale.
Allowance for Credit Losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments from the underlying collateral on impaired loans are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the three and six months ended June 30, 2009, no such fair value adjustment was recognized in earnings that related to the allowance for loan losses allocated to impaired loans.
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in other expense from OREO. For the three and six months ended June 30, 2009, no fair value adjustment was recognized in earnings related to OREO.
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually or more frequently if necessary for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three and six months ended June 30, 2009, no fair value adjustment was recognized in earnings related to goodwill and core deposit intangible.
Financial Instruments: The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments:
Cash and Cash Equivalents: The carrying amounts reported in the balance sheet approximate their fair values.
Investment Securities: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are estimated using quoted market prices of comparable securities. Differences occurring due to these estimates are not material.
Loans: The fair value of performing variable rate loans that reprice frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial, and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.
Loans Held for Sale: The estimated fair value of loans held for sale is based upon the market price of similar loans which is not materially different than cost due to the short time duration between origination and sale.

Deposits: The carrying amounts of demand deposits, savings accounts, and certain money market deposits approximate their fair values. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies current rates offered for deposits of similar remaining maturities.
Short-Term Borrowings: The carrying amounts of short-term borrowings approximate their fair values.
Long-Term Debt: The carrying amounts of long-term debt approximate their fair value because the debt is a variable rate instrument repricing quarterly.
Off-Balance Sheet Financial Instruments: The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements taking into account the remaining terms of the agreements and the counter parties’ credit standing. The estimated fair value of these commitments approximates their carrying value.
The estimated fair value of Centra’s financial instruments are as follows:

	Financial Instruments
		Estimated
	Carrying	Fair
(Dollars in Thousands)	Amount	Value

At June 30, 2009:
Financial assets:
Cash and cash equivalents	$27,530	$27,530
Investment securities	121,333	121,333
Loans	1,016,486	1,088,933
Loans Held for Sale	5,275	5,275

Financial liabilities:
Deposits	1,070,751	1,081,342
Short-term borrowings	34,638	34,638
Long-term debt	20,000	20,000
Note E — Investment Securities
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

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At June 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$82,760	$1,682	$—	$84,442
State and municipal	32,868	556	(129)	33,295
Corporate	3,042	63	—	3,105
Equity securities:
Financial institution stock	528	—	(37)	491

Total available-for-sale securities	$119,198	$2,301	$(166)	$121,333

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$79,961	$1,942	$—	$81,903
State and municipal	33,558	416	(252)	33,722
Corporate	3,306	21	(45)	3,282
Equity securities:
Financial institution stock	915	—	(272)	643

Total available-for-sale securities	$117,740	$2,379	$(569)	$119,550

At June 30, 2009 and December 31, 2008, investment securities having a carrying value of $99,160,000 and $112,070,000, respectively, were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2009 and December 31, 2008. Centra held twenty-three and thirty-nine securities, respectively, that were in an unrealized loss position at June 30, 2009 and December 31, 2008. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At June 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	9,116	(129)	—	—	9,116	(129)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	491	(37)	491	(37)

Total	$9,116	$(129)	$491	$(37)	$9,607	$(166)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	12,355	(252)	—	—	12,355	(252)
Corporate	1,733	(45)	—	—	1,733	(45)
Equity securities:
Financial institution stock	—	—	643	(272)	643	(272)

Total	$14,088	$(297)	$643	$(272)	$14,731	$(569)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of Centra to sell the security or whether it’s more likely than not that Centra would be required to sell the security before its anticipated recovery in fair value. During the first quarter of

2009, Centra determined that one equity security that had been in an unrealized loss position for more than twelve months was other-than-temporarily impaired. Centra recognized the loss and adjusted the investment’s cost basis by $387 thousand during the first quarter 2009. No further other-than-temporary impairment was recognized during the second quarter 2009.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.
The fair value of the available-for-sale securities portfolio as of June 30, 2009 and December 31, 2008 by contractual maturity, are shown below:

	Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10
(Dollars in Thousands)	year	years	years	Over 10 years	Total

At June 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$25,459	$58,983	$—	$—	$84,442
State and municipal	254	23,168	9,873	—	33,295
Corporate	1,996	1,109	—	—	3,105
Equity securities:
Financial institution stock	—	—	—	491	491

Total	$27,709	$83,260	$9,873	$491	$121,333

	Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10
(Dollars in Thousands)	year	years	years	Over 10 years	Total

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$29,068	$52,835	$—	$—	$81,903
State and municipal	581	18,696	14,445	—	33,722
Corporate	1,703	1,579	—	—	3,282
Equity securities:
Financial institution stock				643	643

Total	$31,352	$73,110	$14,445	$643	$119,550

As of June 30, 2009 and December 31, 2008, other investments at cost were equal to $2.9 million and $2.0 million, respectively, and consisted of Federal Home Loan Bank stock.
Note F — Preferred Stock
On January 16, 2009, Centra entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) under the Troubled Asset Relief Program Capital Purchase Program

(“TARP CPP”), pursuant to which Centra issued and sold (i) 15,000 shares of Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 751 shares of Centra’s Fixed Rate Cumulative Perpetual Preferred Stock — Series B, par value $1.00 per share and liquidation value $1,000 per share (the “Series B Preferred Stock”), for an aggregate purchase price of $15,000,000 in cash (the transaction being referred to as the “Investment”). In accordance with the Purchase Agreement, the warrants were immediately exercised by the Treasury into the Series B Preferred Stock. Centra calculated the fair value of the Series A and B Preferred Stock and determined that a discount of approximately $750,000 existed at the time of purchase. The net proceeds were allocated between the Series A and B Preferred Stock based on their relative fair values.
On March 24, 2009, Centra notified the U.S. Department of Treasury of its intention to redeem the Series A Preferred Stock. As expected, Centra received notice from its primary bank regulators that they did not object to the return of the Investment, and the Treasury thereafter provided notice to Centra that it does not object to the return of the Investment. Accordingly, on March 31, 2009, Centra returned to the Treasury a total of $15,095,833, which includes the original investment amount of $15,000,000 for the Series A Preferred Stock plus accrued but unpaid dividends of $95,833 and received in return, and cancelled, the share certificate for the Series A Preferred Stock. The difference between the amount paid to the Treasury over the carrying value of the Series A Preferred Stock was deducted from earnings available to common shareholders.
On April 15, 2009, Centra completed the redemption of the Series B Preferred Stock with the U.S. Department of Treasury. As instructed by the Treasury, Centra returned a total of $761,250, which includes accrued but unpaid dividends of $11,250 and an additional premium of $750,000. Centra received in return the cancelled Series B Preferred Stock. The differences between the amount paid to the Treasury over the carrying value of the Series B Preferred Stock was deducted from earnings available to common shareholders.
Note G — Recent Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FASB Staff Position (“FSP”) amends Statement of Financial Accounting Standard (“SFAS”) No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of our financial results.
In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of this FSP did not have a material effect on the determination or reporting of our financial results.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“SFAS 161”). This Statement requires enhanced disclosures for derivative instruments, including those used in hedging activities. The adoption of this FASB did not have a material effect on the determination or reporting of our financial results.
On May 28, 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS 165”). Under SFAS 165, companies are required to evaluate events and transactions that occur after the balance sheet date but before the date the financial statements are issued, or available to be issued in the case of non-public entities. SFAS 165 requires entities to recognize in the financial statements the effect of all events or transactions that provide additional evidence conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities are not to recognize the impact of events or transactions that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. SFAS 165 also requires entities to disclose the date through which subsequent events have been evaluated. SFAS 165 was effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 for the quarter ended June 30, 2009, as required, and adoption did not have an impact on the Company’s financial statements taken as a whole.
On June 12, 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, (“SFAS 166”) and No.167, Amendments to FASB Interpretation No. 46(R)(“SFAS 167”) , which change the way entities account for securitizations and special-purpose entities. SFAS 166 is a revision to FASB SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS 166 also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets and requires additional disclosures. SFAS 167 is a revision to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.
Both SFAS 166 and SFAS 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of SFAS 166 are to be applied to transfers that occur on or after the effective date. The Company will adopt both SFAS 166 and 167 on January 1, 2010, as required. Management has not determined the impact adoption may have on the Company’s financial statements.
On June 29, 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB for nongovernmental entities in the preparation of financial statements in conformity with US GAAP. SFAS 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superceded. The Company will adopt SFAS 168 for the quarter period ending September 30, 2009, as required, and adoption is not expected to have a material impact on the Company’s financial statements taken as a whole.
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
At June 30, 2009 and 2008, or for the six and three months ended June 30, 2009 and 2008:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2009	2008	2009	2008

Net income to:
Average assets	0.81%	0.68%	0.70%	0.68%
Average stockholders’ equity	9.51	8.40	8.72	8.63
Net interest margin	3.81	3.80	3.80	3.76
Average stockholders’ equity to average assets	8.53	8.07	8.06	7.93
Total loans to total deposits (end of period)	96.49	98.88	96.49	98.88
Allowance for loan losses to total loans (end of period)	1.62	1.52	1.62	1.52
Allowance for credit losses to total loans (end of period)	1.75	1.67	1.75	1.67
Efficiency ratio*	63.44	68.68	66.04	68.91
Capital ratios:
Tier 1 capital ratio	10.54	10.13	10.54	10.13
Risk-based capital ratio	11.79	11.38	11.79	11.38
Leverage ratio	8.47	8.18	8.47	8.18
Cash dividends as a percentage of net income	14.03%	15.94%	16.08%	15.40%
Per share data:
Book value per share (end of period)	$14.42	$15.12	$14.42	$15.12
Market value per share (end of period)**	16.00	16.59	16.00	$16.59
Basic earnings per share	0.58	0.57	0.31	0.30
Diluted earnings per share	0.55	0.53	0.30	0.27
Cash dividends per share	0.10	0.10	0.05	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**	Market value per share is based on stock price valuation performed by Danielson and Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
Centra maintains an allowance for loan losses to absorb probable losses based on a quarterly analysis of the loan portfolio and estimation of the losses that have been incurred within the loan portfolio. This formal analysis determines an appropriate level and allocation of the allowance for loan losses among loan types and resulting provision for loan losses by considering factors affecting losses, including specific losses, levels and trends in impaired and nonperforming loans, historical loan loss experience, current national and local economic conditions, volume, growth and composition of the portfolio, regulatory guidance, and other relevant factors. Determining the amount of the allowance for loan losses requires significant judgment and the use of material estimates by management, which is inherently subjective. The loan portfolio also represents the largest asset in the consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and a discussion of the factors driving changes in the amount of the allowance for loan losses is included in the Allowance for Credit Losses section of Management’s Discussion and Analysis in this quarterly report on Form 10-Q.
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

In Centra’s 2008 Annual Report on Form 10-K, investment securities and income recognition are also mentioned as critical accounting policies.
Any material effect on the financial statements related to these critical accounting areas is also discussed in this financial review.
Management has evaluated all significant events and transactions that occurred after June 30, 2009, but prior to August 6, 2009, the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
Results of Operations
Overview of the Statement of Income
For the quarter ended June 30, 2009, Centra earned $2.2 million compared to $1.9 million in the second quarter of 2008. These earnings equated to a return on average assets of 0.70% and 0.68%, respectively, and a return on average equity of 8.72% and 8.63%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 11.07%.
For the six months ended June 30, 2009, Centra earned $4.9 million compared to $3.8 million for the first six months of 2008. These earnings equated to a return on average assets of 0.81% and 0.68% for the six months ended June 30, 2009 and 2008, respectively. Return on average equity was 9.51% and 8.40% for June 30, 2009 and 2008, respectively. Net income increased by $1.2 million or 31.24% for the six month period ended June 30, 2009.
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
Net interest income increased to $10.6 million in the second quarter of 2009 from $9.7 million in the second quarter of 2008. Net interest income increased to $21.1 million in the first six months of 2009 from $19.4 million in the first six months of 2008. These similar increases were due to growth in interest earning assets coupled with a slight increase in net interest margin in the second quarter of 2009 from 2008.
Centra’s average interest-earning assets and liabilities increased significantly during the second quarter and first six months of 2009 compared to the same time periods in 2008. The most significant areas of change were net loans, which increased to an average balance of $1.0 billion for the quarter ended June 30, 2009 from $932.0 million for the quarter ended June 30, 2008 and interest-bearing liabilities which grew to an average of $983.5 million from $916.0 for the respective periods. Net loans increased to an average balance of $1.0 billion for the six months ended June 30, 2009 from $904.6 million for the six months ended June 30, 2008 and interest-bearing liabilities which grew to an average of $975.6 million from $903.0 million for the respective periods. These trends reflect the continued growth of Centra in all of our operating markets.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended June 30, 2009 and 2008 were 3.80% and 3.76%, respectively. Centra has experienced a slight increase in the margin despite significant interest rate drops over the past twelve months. Centra experienced a 73 basis point decline in the yield on interest earning assets which was substantially offset by a 89 basis points decrease in the cost of on interest bearing liabilities.

The net interest margin for the six months ended June 30, 2009 and 2008 were 3.81% and 3.80%, respectively. Similarly to the quarter, Centra has experienced a slight increase in the margin. Year to date, Centra experienced a 92 basis point decline in the yield on interest earning assets which was substantially offset by a 107 basis points decrease in the cost of on interest bearing liabilities.
Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin given the current interest rate environment.

Average Balances and Interest Rates
 (Unaudited)(Dollars in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$2,001	$1	0.05%	$1,266	$8	2.50%
Federal funds sold	631	1	1.08	10,737	65	2.45
Loans held for sale	4,978	49	3.95	3,755	48	5.11
Securities (1)(4):
Taxable	91,801	751	3.28	84,369	927	4.42
Tax exempt	32,997	427	5.18	35,429	468	5.31

Loans (2)(3)(4):
Commercial	742,064	10,622	5.74	662,633	10,930	6.63
Tax exempt	12,060	212	7.06	11,235	216	7.73
Consumer	82,799	1,537	7.44	87,686	1,654	7.59
Real estate	192,925	2,938	6.11	184,922	2,985	6.49
Allowance for loan losses	(16,758)	—	—	(14,427)	—	—

Net loans	1,013,090	15,309	6.06	932,049	15,785	6.81

Total earning assets	1,145,498	16,538	5.79	1,067,605	17,301	6.52
Cash and due from banks	21,496			16,882
Other assets	62,894			56,340

Total assets	$1,229,888			$1,140,827

Liabilities
Deposits:
Non-interest bearing demand	$135,743	—		$125,095	—
NOW	161,526	351	0.87	163,699	839	2.06
Money market checking	158,731	532	1.34	117,429	533	1.83
Savings	41,056	36	0.35	36,236	40	0.44
IRAs	45,831	382	3.34	46,348	475	4.12
CDs	509,009	4,159	3.28	486,953	5,016	4.14
Short-term borrowings	47,318	79	0.67	45,321	203	1.80
Long-term borrowings	20,000	159	3.19	20,000	214	4.32

Total interest bearing liabilities	983,471	5,698	2.32	915,986	7,320	3.21

Other liabilities	11,504			9,223

Total liabilities	1,130,718			1,050,304

Stockholders’ equity
Preferred stock	—			—
Common stock	6,917			5,982
Paid-in capital	96,001			82,683
Accumulated (deficit) earnings	(5,249)			794
Unrealized gains	1,501			1,064

Total stockholders’ equity	99,170			90,523

Total liabilities and stockholders’ equity	$1,229,888			$1,140,827

Net interest spread			3.47			3.31
Impact of non-interest-bearing funds on margin			0.33			0.45

Net interest income-margin		$10,840	3.80%		$9,981	3.76%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $222 in 2009 and $360 in 2008.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Interest Rates
 (Unaudited)(Dollars in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$1,612	$1	0.08%	$1,201	$19	3.15%
Federal funds sold	682	4	1.32	18,714	264	2.84
Loans held for sale	4,756	99	4.19	3,794	95	5.01
Securities (1)(4):
Taxable	91,452	1,534	3.38	89,583	2,298	5.13
Tax exempt	33,057	864	5.28	33,559	893	5.32

Loans (2)(3)(4):
Commercial	737,162	21,122	5.78	635,555	21,962	6.95
Tax exempt	12,186	428	7.07	10,818	414	7.69
Consumer	84,330	3,103	7.42	87,011	3,311	7.65
Real estate	193,927	5,934	6.17	185,340	6,084	6.60
Allowance for loan losses	(16,694)	—	—	(14,154)	—	—

Net loans	1,010,911	30,587	6.10	904,570	31,771	7.06

Total earning assets	1,142,470	33,089	5.84	1,051,421	35,340	6.76
Cash and due from banks	20,439			16,300
Other assets	62,006			53,799

Total assets	$1,224,915			$1,121,520

Liabilities
Deposits:
Non-interest bearing demand	$133,263	—	—	$119,497	—
NOW	158,926	683	0.87	161,954	2,008	2.49
Money market checking	155,938	1,040	1.35	118,022	1,198	2.04
Savings	39,649	69	0.35	36,152	105	0.59
IRAs	45,751	791	3.49	46,080	975	4.25
CDs	499,644	8,438	3.41	483,209	10,257	4.27
Short-term borrowings	55,676	184	0.67	37,621	387	2.07
Long-term borrowings	20,000	329	3.32	20,000	559	5.63

Total interest bearing liabilities	975,584	11,534	2.38	903,038	15,489	3.45

Other liabilities	11,620			9,063

Total liabilities	1,120,467			1,024,116

Stockholders’ equity
Preferred stock	1,414			—
Common stock	6,883			5,977
Paid-in capital	100,323			82,148
Accumulated (deficit) earnings	(5,682)			595
Unrealized gains	1,510			1,202

Total stockholders’ equity	104,448			89,922

Total liabilities and stockholders’ equity	$1,224,915			$1,114,038

Net interest spread			3.46			3.31
Impact of non-interest bearing funds on margin			0.35			0.49

Net interest income-margin		$21,555	3.81%		$19,754	3.80%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $435 in 2009 and $616 in 2008.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Allowance and Provision for Credit Losses
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $16.7 million, $16.4 million, and $14.7 million as of June 30, 2009, December 31, 2008, and June 30, 2008, respectively, which represents an allowance to total loans of 1.62%, 1.60% and 1.52% for the respective period ends. The allowance for loan losses as of June 30, 2009 slightly increased from December 31, 2008 due to a growth of $8.0 million in loans outstanding as well as a rise in the amount of past due and non-performing loans since the end of the year. The increase in the allowance for loan losses at June 30, 2009 compared to June 30, 2008 was due to the significant deterioration of general economic conditions and the increase in delinquent and non-performing loans. Non-performing loans increased by $1.2 million since June 30, 2008. Similarly, accruing loans past due 30 days or more have increased by $2.7 million since June 30, 2008. Based on these and other factors considered in our analysis, Centra has continued to increase its allowance for loan losses.
In determining the allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. Of the $16.7 million allowance for loan losses recorded on June 30, 2009, $10.4 million is allocated to commercial loans, $2.4 million is allocated to consumer loans, and $3.9 million is allocated to real estate loans. A specific reserve of $1.2 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the $16.4 million recorded on December 31, 2008, $9.3 million is allocated to commercial loans, $2.8 million is allocated to consumer loans, and $4.3 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of December 31, 2008. Of the $14.7 million recorded on June 30, 2008, $8.5 million is allocated to commercial loans, $2.4 million is allocated to consumer loans, and $3.8 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of June 30, 2008. The increase in the allowance for commercial loan losses at June 30, 2009 from the previous periods is most notably due to the identification of seven loans totaling $4.8 million that were considered impaired under FASB Statement 114 and resulted in an additional allowance of $1.2 million. Additionally, the historical loss factor has increased from prior periods as Centra has experienced a higher level of charge-offs during the later part of 2008 and during the first six months of 2009 compared to prior years. The allowance for consumer loan losses has decreased at June 30, 2009 from the prior periods proportionately to the decline in the outstanding loan balances, which were $81.2 million as of June 30, 2009, $87.4 million as of December 31, 2008 and $88.3 million as of June 30, 2008. The allowance for real estate loan losses has also decreased proportionately at June 30, 2009 from the prior periods due to the decline in the outstanding loan balances, which were $192.8 million as of June 30, 2009 and $194.8 million as of December 31, 2008. Real estate loans outstanding have increased from June 30, 2008 to June 30, 2009, and the allocated reserve increased slightly due to year to year growth.
The provision for loan losses for the quarters ended June 30, 2009 and 2008 was $1.0 million and $505 thousand, respectively. The provision for loan losses for the first six months of June 30, 2009 and 2008 was $1.4 million and $1.1 million, respectively. As a result, Centra’s allowance as a percent of non-performing loans has relatively remained consistent at 213% at June 30, 2009 compared to 219% at June 30, 2008.
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

Activity in the allowance for loan losses follows:

	Six Months Ended
	June 30
(Dollars in Thousands)	2009	2008

Allowance for loan losses
Balance, beginning of period	$16,367	$13,536
Loan charge-offs	(1,304)	(86)
Loan recoveries	235	99

Net (charge-offs) recoveries	(1,069)	13

Provision for loan losses	1,414	1,143
Balance, end of period	$16,712	$14,692

Total nonperforming assets and accruing loans past due 90 days are summarized as follows:

	June 30
(Dollars in Thousands)	2009	2008

Nonaccrual loans:
Commercial	$5,331	$5,199
Real Estate	2,045	605
Consumer	301	899

Total non-accrual loans	7,677	6,703
Other impaired loans	182	—

Total non-performing loans	7,859	6,703
Other real estate, net	1,827	—

Total non-performing assets	$9,686	6,703

Accruing loans past due 30 days or more	$5,689	$2,988
Non-performing loans as a % of total loans	0.76%	0.69%
Allowance for loan losses as a % of non-performing loans	213%	219%
Allowance for loan losses as a % of total loans	1.62%	1.52%
Allowance for credit losses as a % of total loans	1.75%	1.67%
Loans are placed on nonaccrual automatically when they become 90-days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	June 30
(Dollars in Thousands)	2009	2008

Balance, beginning of period	$1,477	1,507
Provision for loss	(94)	15

Balance, end of period	$1,383	1,522

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Noninterest income totaled $2.3 million in the second quarter of

2009 compared to $2.0 million in the second quarter of 2008. Noninterest income totaled $3.8 million in the first six months of 2009 and 2008. Overall noninterest income improved despite other-than-temporary losses of $387 thousand recognized during the first quarter 2009 on an equity security held within the investment portfolio. Without this charge, noninterest income would have increased $435 thousand or 11.56% for the first six months of 2009 compared to the first six months of 2008. This increase is attributable to a rise in secondary market income and service charges on deposit accounts. Service charges on deposit accounts have increased due to the aforementioned growth in deposits coupled with higher per occurrence charges on insufficient funds transactions.
Service charges on deposit accounts increased to $923 thousand in the second quarter of 2009 from $646 thousand in the second quarter of 2008. Similarly, service charges on deposit accounts increased to $1.8 million in the first six months of 2009 from $1.2 million in the first six months of 2006. This growth was the direct result of the corresponding increase in deposit accounts and fee changes.
Other service charges and fees decreased to $644 thousand in the second quarter of 2009 from $646 thousand in the second quarter of 2008. Other service charges and fees were $1.2 million in the first six months of 2009 and 2008.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $492 thousand from such fees in the second quarter of 2009 compared to $390 thousand in the second quarter of 2008. Centra recognized $786 thousand from such fees in the first six months of 2009 compared to $719 thousand in the first six months of 2008. Centra has experienced an increase in demand on mortgage loans originated for sale, which was driven by low mortgage rates.
Noninterest Expense
For the second quarter of 2009, noninterest expense totaled $8.7 million compared to $8.3 million in the second quarter of 2008. Centra’s efficiency ratio was 66.04% for the second quarter of 2009 compared to 68.91% for the second quarter of 2008. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The 5 basis point FDIC special assessment fee incurred during the second quarter significantly affected the ratio as it would have been 61.64% for the quarter ended June 30, 2009 absent the special assessment.
For the first six months of 2009, noninterest expense totaled $16.2 million compared to $16.3 in the first six months of 2008. Centra’s efficiency ratio was 63.44% for the first six months of 2009 compared to 68.68% for the first six months of 2008. The 5 basis point FDIC special assessment fee incurred during the second quarter and the other-than-temporary impairment loss incurred during the first quarter significantly affected the ratio in 2009 as it would have been 59.60% for the six months ended June 30, 2009 absent these items.
Salaries and benefits totaled $3.9 million for the quarter ended June 30, 2009, compared to $4.1 million for the quarter ended June 30, 2008. Salaries and benefits totaled $7.5 million for the six months ended June 30, 2009 compared to $8.4 million for the six months ended June 30, 2008. Centra had 239 full-time equivalent personnel as of June 30, 2009, compared to 259 full-time equivalent personnel as of June 30, 2008. The reduction in staffing levels represents Centra’s efforts to focus on operational efficiency and optimal staffing levels while continuing to provide an exceptional level of customer service. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended June 30, 2009 and 2008, occupancy expense totaled $655 thousand and $629 thousand, respectively. For the six months ended June 30, 2009 and 2008, occupancy expense totaled $1.3 million. During the second quarter, Centra finalized renovations to its main branch which significantly improved our ability to enhance customer service.
Equipment expense totaled $582 thousand in the second quarter of 2009 compared to $541 thousand for the second quarter of 2008. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $378 thousand for the quarter ended June 30, 2009, and $347 thousand for the quarter ended June 30, 2008. Equipment expense totaled $1.2 million in the first six months of 2009 compared to $1.0 million for the first six months of 2008. Included in equipment expense is depreciation of furniture, fixtures and equipment of $757 thousand for the six months ended June 30, 2009 and $683 thousand for the six months ended June 30, 2008. Equipment depreciation reflects Centra’s commitment to technology such as expenditures on new technologies for the deposit operations area.
Advertising costs totaled $386 thousand in the second quarter of 2009 compared to $359 thousand in the second quarter of 2008. Advertising costs totaled $691 thousand in the first six months of 2009 compared to $670 thousand in the first six months of 2008. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy while reducing marketing expenses.
Professional fees include legal, accounting and consulting fees paid related to bank operations. Professional fees totaled $231 thousand in the second quarter of 2009 compared to $359 thousand in the second quarter of 2008. Professional fees total $481 thousand in the first six months of 2009 compared to $521 thousand in the first six months of 2008. Professional fees decreased from prior year due to consulting services utilized in 2008, but not incurred in 2009.
Data processing costs totaled $639 thousand in the second quarter of 2009 compared to $526 thousand in the second quarter of 2008. Data processing costs totaled $1.3 million in the first six months of 2009 compared to $1.0 million in the first six months of 2008. Data processing costs have increased in correlation to the number of deposit and loan accounts and the continued branch expansion.
Other outside services totaled $266 thousand in the second quarter of 2009 compared to $230 thousand in the second quarter of 2008. Other outside services total $515 thousand in the first six months of 2009 compared to $416 thousand in the first six months of 2008. This increase is due to increases in correspondent bank fees, ATM network fees, and courier services.
Regulatory assessment expense totaled $948 thousand in the second quarter of 2009 compared to $182 thousand in the second quarter 2008. Regulatory assessment expense totaled $1.1 million in the first six months of 2009 compared to $348 thousand in the first six months 2008. The FDIC applied a special assessment to all member banks in the second quarter of 2009 in order to recapitalize the regulatory insurance funds. This fee is in addition to the normal regulatory assessment required by the FDIC. Centra accrued $567 thousand during the second quarter 2009 related to the special assessment, but the fee is not payable until the third quarter 2009. The FDIC has indicated the possibility of imposing additional special assessments on all insured institutions similar to the one levied in the second quarter of 2009. Such special assessments, if imposed, could materially increase the total FDIC insurance expense recognized for 2009.
Other operating expense totaled $1.1 million in the second quarter of 2009 compared to $1.4 million in the second quarter of 2008. Other operating expense totaled $2.2 million in the first six months of 2009 compared to $2.6 million in the first six months of 2008. The decrease was mostly the result of a decline in other loan related expenses from the prior year. Most categories of other operating expense remained relatively consistent with the prior period.
Income Tax Expense
The effective tax rate for the second quarter of 2009 and 2008 was 34.1% and 33.8%, respectively. The effective tax rate for the first six months of 2009 was 33.5% compared to 34.4% for the first six months of 2008. The effective tax rate has decreased during the first six months of 2009 from the prior year due to changes in West Virginia state tax law, which became effective January 1, 2009. In addition, Centra has continued to purchase tax exempt investments in 2009 in order to reduce its overall tax liability. Centra is continually searching for methods to minimize the overall tax liability.
Centra incurred income tax expense of $1.1 million in the second quarter of 2009 compared to $991 thousand for the second quarter of 2008. Centra incurred income tax of $2.5 million in the first six months of 2009 compared to $2.0 million for the first six months of 2008. Centra’s income tax expense has increased over the prior year due to an increase in net income before tax.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.70% and 8.72% for the second quarter of 2009 compared to 0.68% and 8.63% for the second quarter of 2008. ROA and ROE were 0.81% and 9.51% for the first six months of 2009 compared to 0.68% and 8.40% for the first six months of 2008. These measures have increased compared to the prior period reflecting the increased profitability of Centra.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.

Financial Condition
Overview of the Statement of Condition
Total assets at June 30, 2009, were $1.2 billion or an increase of $23.5 million since December 31, 2008. Each major category of assets has increased from the prior period. Asset growth has occurred primarily due to increases in loans and was funded largely by increases in interest bearing deposits. Centra’s liquidity position has also improved as a result of deposit growth.
Deposits totaled $1.1 billion at June 30, 2009, or an increase of $58.4 million since December 31, 2008. Short-term borrowings totaled $34.6 million at June 30, 2009, and have decreased $40.7 million since December 31, 2008.
Stockholders’ equity was $100.0 million at June 30, 2009, or an increase of approximately $4.8 million from December 31, 2008, due primarily to Centra’s net income recognized for the second quarter 2009 and as a result of the equity received from the exercise of certain stock options and stock purchased through the dividend reinvestment plan.
Cash and Cash Equivalents
Cash and cash equivalents totaled $27.5 million as of June 30, 2009, compared to $20.3 million as of December 31, 2008, or an increase of $7.2 million.
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
Investment Securities
Available-for-sale investment securities totaled $121.3 million as of June 30, 2009, and $119.6 million as of December 31, 2008. This is an increase of $1.8 million from year-end and reflects Centra’s deposit generation efforts. Additionally, the proceeds from the maturities and calls of numerous securities were reinvested into the government-sponsored agency and state and municipal bond portfolios.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities, and corporate stock. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
Most of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At June 30, 2009, the amortized cost of the bank’s investment securities totaled $119.2 million, resulting in unrealized appreciation in the investment portfolio of $2.1 million and a corresponding increase in the bank’s equity of $1.3 million, net of deferred income taxes.
As of June 30, 2009, Centra evaluated all investment securities with material unrealized losses for impairment. During the first quarter 2009, Centra recognized other-than-temporary impairment losses of $387 thousand on an equity securitiy, which had been in an unrealized loss position for more than twelve months. No additional impairment loss was recorded during the second quarter 2009.
Other investments totaled $2.9 million as of June 30, 2009 compared to $2.0 million as of December 31, 2008. Other investments include Federal Home Loan Bank stock.
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
The following table details total loans outstanding as of:

	June 30	December 31
(Dollars in Thousands)	2009	2008

Commercial	$153,076	$141,584
Real estate, commercial	606,086	601,468
Real estate, residential mortgage	192,828	194,805
Consumer	81,208	87,355

Total loans	$1,033,198	$1,025,212

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.1 billion at June 30, 2009.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2009, non-interest bearing deposits totaled $144.2 million compared to $132.2 million at December 31, 2008. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest bearing deposits totaled $926.5 million at June 30, 2009, compared to $880.2 million at December 31, 2008. Average interest bearing liabilities totaled $983.5 million during the second quarter of 2009 compared to $916.0 million for the second quarter of 2008. Average interest bearing liabilities totaled $975.6 million during the first six months of 2009 compared to $895.6 million for the first six months of 2008. Average non-interest bearing demand deposits totaled $135.7 million for the second quarter of 2009 compared to $125.1 million for the second quarter of 2008. Average non-interest bearing demand deposits totaled $133.3 million for the first six months of 2009 compared to $119.5 million for the first six months of 2008. Management will continue to emphasize deposit growth in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At June 30, 2009, short-term borrowings totaled $34.6 million compared to $75.3 million at December 31, 2008.
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
Capital/Stockholders’ Equity
On April 23, 2009, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s sixth cash dividend on Centra common stock. Payable on July 1, 2009, $0.05 per share will be distributed to shareholders of record on June 19, 2009.
Centra’s retained earnings/deficit is the result of stock dividends issued in prior years. Total equity does not change when stock dividends are issued. Retained earnings/deficit is reduced by the effect of the total dividend as common stock and additional paid-in capital are increased proportionately.
At June 30, 2009, accumulated other comprehensive income totaled $1.3 million compared to $1.1 million at December 31, 2008. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2009, Centra Bank has $24.5 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2008 Form 10-K. At June 30, 2009, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $31.5 million and $31.1 million at June 30, 2009 and December 31, 2008, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2009 and December 31, 2008, was $123.2 million and $145.5 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at June 30, 2009 and December 31, 2008, was $45.6 million and $46.8 million, respectively. At June 30, 2009 and December 31, 2008, Centra has recorded $1.4 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.

Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At June 30, 2009 and 2008, Centra had $8.7 million and $0.8 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2009, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2009.

(Dollars in Thousands)
Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income

300	$(2,556)	(5.73%)
200	(1,703)	(3.82%)
100	(852)	(1.91%)
-100	815	1.83%

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
Future Outlook
The bank’s results of operations through the first six months and second quarter of 2009 shows that Centra has been able to respond to unprecedented economic times. Centra’s net income for the quarter has reached its highest level since our inception. We plan to further expand into the Hagerstown market by opening another full service location during the third quarter 2009. The continued emphasis in future periods will be to focus on asset quality and profitable growth while balancing the effects of competition on pricing of our interest bearing assets and liabilities.
Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 25, 2009, Centra Financial Holdings, Inc. held its annual meeting in the Operations Center, 3040 University Drive, Morgantown, West Virginia. Over 77.7% of the outstanding common shares were represented by proxy. No votes were placed in person. Voting results were as follows:

Shareholder voting results are as follows:

Nominee	For	Withheld	Against	Abstain	Broker Non-votes

James W. Dailey III	5,316,512	50,643	—	—	N/A
Douglas J. Leech	5,307,276	59,880	—	—	N/A
Mark R. Nesselroad	5,338,067	29,089	—	—	N/A
Ernst & Young LLP was ratified to serve as independent auditors for the Corporation for the year 2009 and the shareholder voting results are as follows:

	For	Withheld	Against	Abstain	Broker Non-votes

Ernst & Young LLP	5,310,479	—	12,689	43,988	N/A
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

July 23, 2009	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer