Form 10-Q
period 2009-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2009-11-09
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     As of October 31, 2009, the number of shares outstanding of the registrant’s only class of common stock was 7,039,882.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2009	2008
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(Note B)

Assets
Cash and due from banks	$6,457	$18,646
Interest-bearing deposits in other banks	5,235	1,650
Federal funds sold	47,220	—

Total cash and cash equivalents	58,912	20,296

Available-for-sale securities, at fair value (amortized cost of $126,346 at September 30, 2009 and $117,740 at December 31, 2008)	129,267	119,550
Other investment securities, at cost	2,922	1,993

Loans, net of unearned income	1,030,869	1,025,212
Allowance for loan losses	(16,482)	(16,367)

Net loans	1,014,387	1,008,845

Premises and equipment, net	22,803	21,446
Loans held for sale	2,724	1,961
Goodwill and other intangible assets	15,742	16,297
Other assets	27,251	23,169

Total assets	$1,274,008	$1,213,557

Liabilities
Deposits
Non-interest bearing	$151,260	$132,229
Interest bearing	952,748	880,164

Total deposits	1,104,008	1,012,393

Short-term borrowings	34,230	75,285
Long-term debt	20,000	20,000
Other liabilities	12,539	10,637

Total liabilities	1,170,777	1,118,315

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 6,994,921 and 6,804,084 issued and outstanding on September 30, 2009 and December 31, 2008, respectively	6,995	6,804
Additional paid-in capital	95,901	93,887
Retained earnings (deficit)	(1,418)	(6,535)
Accumulated other comprehensive gain	1,753	1,086

Total stockholders’ equity	103,231	95,242

Total liabilities and stockholders’ equity	$1,274,008	$1,213,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Nine Months Ended		Three Months Ended
	September 30		September 30
(Unaudited) (Dollars in Thousands Except Per Share Data)	2009	2008	2009	2008

Interest income
Loans, including fees	$45,652	$47,692	$15,223	$16,069
Loans held for sale	126	135	27	41
Securities available-for-sale	3,066	4,102	977	1,215
Interest bearing bank balances	1	22	—	3
Federal funds sold	10	313	6	49

Total interest income	48,855	52,264	16,233	17,377

Interest expense
Deposits	16,103	21,377	5,082	6,835
Short-term borrowings	242	704	58	317
Long-term debt	459	802	130	243

Total interest expense	16,804	22,883	5,270	7,395

Net interest income	32,051	29,381	10,963	9,982

Provision for credit losses	2,506	1,971	1,186	813

Net interest income after provision for credit losses	29,545	27,410	9,777	9,169

Other income
Service charges on deposit accounts	2,712	2,071	952	877
Other service charges and fees	1,858	1,818	644	614
Secondary market income	1,067	995	281	276
Security (losses) gains	(336)	212	—	17
Other	540	687	153	236

Total other income	5,841	5,783	2,030	2,020

Other expense
Salary and employee benefits	11,501	12,430	4,019	4,020
Occupancy expense	2,025	1,901	745	631
Equipment expense	1,741	1,596	578	560
Advertising	1,122	1,014	431	344
Professional fees	669	902	188	381
Data processing	1,880	1,620	617	587
Other outside services	761	667	246	251
Regulatory assessment	1,526	536	389	188
Other	3,370	3,826	1,217	1,253

Total other expense	24,595	24,492	8,430	8,215

Net income before income tax	10,791	8,701	3,377	2,974

Income tax expense	3,709	2,917	1,223	945

Net income	7,082	5,784	2,154	2,029

Dividends and accretion on preferred stock (TARP)	923	—	—	—

Net income available to common shareholders	$6,159	$5,784	$2,154	$2,029

Basic earnings per share	$0.89	$0.88	$0.31	$0.31
Diluted earnings per share	$0.85	$0.81	$0.29	$0.28
Basic weighted-average shares outstanding	6,912,570	6,578,798	6,970,533	6,587,614
Diluted weighted-average shares outstanding	7,284,451	7,127,680	7,327,725	7,120,929
Cash dividends declared per share	$0.15	$0.15	$0.05	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2009 and 2008

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-in	Earnings	Comprehensive
(Unaudited) (Dollars in Thousands)	Stock	Stock	Capital	(Deficit)	Income	Total

Balance, January 1, 2008	$—	$5,971	$81,580	$(547)	$916	$87,920
Issuance of common stock	—	18	99	—	—	117
Stock Based Compensation	—	—	168	—	—	168
Adoption of Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements	—	—	—	(171)	—	(171)
Cash dividend declared on common stock, $0.15 per share	—	—	—	(898)	—	(898)
Comprehensive income:
Net income	—	—	—	5,784	—	5,784
Other comprehensive income:
Change in net unrealized gain (loss) on available-for-sale securities, net of income tax benefit of $(128)	—	—	—	—	(192)	(192)
Reclassification adjustment for gains on securities included in net income, net of taxes of $85	—	—	—	—	127	127

Net unrealized gain on available-for-sale securities, net of income tax of $(43)	—	—	—	—	—	(65)

Total comprehensive income						5,719

Balance, September 30, 2008	$—	$5,989	$81,847	$4,168	$851	$92,855

Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242

Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Exercise of 126,217 stock options	—	126	859	—	—	985
Stock Based Compensation	—	—	218	—	—	218
Cash dividend declared on common stock, $0.15 per share	—	—	—	(1,042)	—	(1,042)
Cash dividends on Series A and B Preferred Stock	—	—	—	(173)	—	(173)
Sale of shares issued through dividend reinvestment plan	—	65	937	—	—	1,002
Comprehensive income:
Net income	—	—	—	7,082	—	7,082
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $265	—	—	—	—	465	465
Reclassification adjustment for net losses included in net income, net of income tax of $135	—	—	—	—	202	202

Net unrealized gain on available-for-sale securities, net of income tax of $130	—	—	—	—		667

Total comprehensive income	—	—	—	—	—	7,749

Balance, September 30, 2009	$—	$6,995	$95,901	$(1,418)	$1,753	$103,231

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30
(Unaudited) (Dollars in Thousands)	2009	2008

Operating activities
Net income	$7,082	$5,784
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(194)	(534)
Amortization of premiums on securities	815	397
Loss on impairment/ (gain) on calls of investment securities	336	(212)
Amortization of purchase accounting adjustments	598	1,047
Provision for credit losses	2,506	1,971
Deferred income tax (benefit) expense	(484)	1,514
Loss on disposal of fixed assets	50	—
Depreciation	1,563	1,371
Loans originated for sale	(74,756)	(65,289)
Proceeds of loans sold	75,058	65,132
Gain on sale of loans	(1,065)	(995)
Stock based compensation expense	218	168
Increase in cash surrender value of life insurance	(340)	(236)
Increase in other liabilities	1,902	2,055
Increase in other assets	(2,157)	(3,177)

Net cash provided by operating activities	11,132	8,996

Investing activities
Purchases of life insurance	(1,380)	(5,509)
Purchases of premises and equipment	(2,974)	(3,883)
Purchases of available-for-sale securities	(53,209)	(52,995)
Proceeds from maturities, calls and prepayments of available-for-sale securities	42,717	56,078
Net increase in loans made to customers	(8,087)	(136,068)

Net cash used in investing activities	(22,933)	(142,377)

Financing activities
Net increase in deposits	91,615	93,691
Net (decrease) increase in securities sold under agreement to repurchase	(41,055)	17,625
Cash received from exercise of stock options	985	117
Cash received from dividend reinvestment plan	736	—
Cash payment in lieu of fractional shares	(8)	—
Cash dividends paid on common stock	(933)	(600)
Net proceeds from issuance of Series A and B Preferred Stock	15,000	—
Repayment of Series A and B Preferred Stock	(15,750)	—
Cash dividends paid on preferred stock	(173)	—

Net cash provided by financing activities	50,417	110,833

Increase (decrease) in cash and cash equivalents	38,616	(22,548)

Cash and cash equivalents — beginning of period	20,296	43,396

Cash and cash equivalents — end of period	$58,912	$20,848

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
Management has evaluated all significant events and transactions that occurred after September 30, 2009, but prior to November 9, 2009, the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2008, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2008, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2009 and 2008, stock options outstanding were 1,352,611 and 1,471,272 shares at an average price of $10.77 and $9.18, respectively. For the three months ended September 30, 2009 and 2008, the dilutive effect of stock options was 357,192 and 533,315 shares, respectively. For the nine months ended September 30, 2009 and 2008, the dilutive effect of stock options was 371,881 and 548,882 shares, respectively.
Note D — Fair Value Measurements
Fair Value Measurements (ASC Topic 820), was issued by the FASB on January 1, 2008, and clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Effective January 1, 2009, Centra implemented, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. In October, 2008, the FASB issued “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which clarifies the treatment for assets in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset.
Fair Value Measurements specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Centra’s market assumptions. The three levels of the fair value hierarchy under Fair Value Measurements based on these two types of inputs are as follows:
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009
		Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Unaudited) (Dollars in Thousands)	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$91,326		$91,326	$—
State and municipal	34,418		34,418	—
Corporate	3,100		3,100	—
Equity securities:
Financial institution stock	423	$423	—	—

Total	$129,267	$423	$128,844	$—

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
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three and nine months ended September 30, 2009 and 2008, no fair value adjustment was recognized in earnings related to loans held for sale.
Allowance for Credit Losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments from the underlying collateral on impaired loans are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the three and nine months ended September 30, 2009 and 2008, no such fair value adjustment was recognized in earnings that related to the allowance for loan losses allocated to impaired loans.
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in other expense from OREO. For the three and nine months ended September 30, 2009 and 2008, no fair value adjustment was recognized in earnings related to OREO.
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually or more frequently if necessary for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three and nine months ended September 30, 2009 and 2008, no fair value adjustment was recognized in earnings related to goodwill and core deposit intangible.
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
The estimated fair value of Centra’s financial instruments are as follows:

	Financial Instruments
		Estimated
(Dollars in Thousands)	Carrying	Fair
At September 30, 2009:	Amount	Value
Financial assets:
Cash and cash equivalents	$58,912	$58,912
Investment securities	129,267	129,267
Loans	1,030,869	1,039,218
Loans Held for Sale	2,724	2,724

Financial liabilities:
Deposits	1,104,008	1,123,030
Short-term borrowings	34,230	34,230
Long-term debt	20,000	20,000
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

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At September 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$89,691	$1,645	$(10)	$91,326
State and municipal	33,096	1,340	(18)	34,418
Corporate	3,031	69	—	3,100
Equity securities:
Financial institution stock	528	—	(105)	423

Total available-for-sale securities	$126,346	$3,054	$(133)	$129,267

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$79,961	$1,942	$—	$81,903
State and municipal	33,558	416	(252)	33,722
Corporate	3,306	21	(45)	3,282
Equity securities:
Financial institution stock	915	—	(272)	643

Total available-for-sale securities	$117,740	$2,379	$(569)	$119,550

At September 30, 2009 and December 31, 2008, investment securities having a carrying value of $108,130,000 and $112,070,000, respectively, were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2009 and December 31, 2008. Centra held seven and thirty-nine securities, respectively, that were in an unrealized loss position at September 30, 2009 and December 31, 2008. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At September 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$5,062	$(10)	$—	$—	$5,062	$(10)
State and municipal	942	(18)	—	—	942	(18)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	423	(105)	—	—	423	(105)

Total	$6,427	$(133)	$—	$—	$6,427	$(133)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	12,355	(252)	—	—	12,355	(252)
Corporate	1,733	(45)	—	—	1,733	(45)
Equity securities:
Financial institution stock	—	—	643	(272)	643	(272)

Total	$14,088	$(297)	$643	$(272)	$14,731	$(569)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of Centra to sell the security or whether it’s more likely than not that Centra would be required to sell the security before its anticipated recovery in fair value. During the first quarter of

2009, Centra determined that one equity security that had been in an unrealized loss position for more than twelve months was other-than-temporarily impaired. Centra recognized the loss and adjusted the investment’s cost basis by $387 thousand during the first quarter 2009, which is included in Security (losses) gains on the Consolidated Statement of Income. No further other-than-temporary impairment was recognized during the second or third quarters 2009.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.
The fair value of the available-for-sale securities portfolio as of September 30, 2009 and December 31, 2008 by contractual maturity, are shown below:

			Fair Value Due:
		After 1 year	After 5 years
(Dollars in Thousands)	Within 1 year	through 5 years	through 10 years	Over 10 years	Total

At September 30, 2009:
Debt securities:
U.S. Government sponsored agencies	$26,723	64,603	$—	$—	$91,326
State and municipal	656	26,474	7,288	—	34,418
Corporate	2,287	813	—	—	3,100
Equity securities:
Financial institution stock	—	—	—	423	423

Total	$29,666	$91,890	$7,288	$423	$129,267

			Fair Value Due:
		After 1 year	After 5 years
(Dollars in Thousands)	Within 1 year	through 5 years	through 10 years	Over 10 years	Total

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$29,068	$52,835	$—	$—	$81,903
State and municipal	581	18,696	14,445	—	33,722
Corporate	1,703	1,579	—	—	3,282
Equity securities:
Financial institution stock				643	643

Total	$31,352	$73,110	$14,445	$643	$119,550

As of September 30, 2009 and December 31, 2008, other investments at cost were equal to $2.9 million and $2.0 million, respectively, and consisted of Federal Home Loan Bank stock.

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
Centra received approval from its primary bank regulators and the Treasury to the return of the Investment, and accordingly, on March 31, 2009, Centra returned to the Treasury a total of $15,095,833, which includes the original investment amount of $15,000,000 for the Series A Preferred Stock plus accrued but unpaid dividends of $95,833. Centra received in return, and cancelled, the share certificate for the Series A Preferred Stock. The difference between the amount paid to the Treasury and the carrying value of the Series A Preferred Stock was deducted from earnings available to common shareholders.
On April 15, 2009, Centra completed the redemption of the Series B Preferred Stock with the U.S. Department of Treasury. As instructed by the Treasury, Centra returned a total of $761,250, which included accrued but unpaid dividends of $11,250 and an additional premium of $750,000. Centra received in return the cancelled Series B Preferred Stock. The differences between the amount paid to the Treasury and the carrying value of the Series B Preferred Stock were deducted from earnings available to common shareholders.
Note G — Recent Accounting Pronouncements
On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities. On the effective date, all non-SEC accounting and reporting standards will be superseded. Centra adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on Centra’ financial statements taken as a whole.
On June 12, 2009, the FASB issued two related accounting pronouncements changing the accounting principles and disclosures requirements related to securitizations and special-purpose entities. Specifically, these pronouncements eliminate the concept of a “qualifying special-purpose entity”, change the requirements for derecognizing financial assets and change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. These pronouncements also expand existing disclosure requirements to include more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. These pronouncements will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions regarding transfers of financial assets shall be applied to transfers that occur on or after the effective date. Centra will adopt these new pronouncements on January 1, 2010, as required. Management has not yet determined the impact adoption may have on Centra’ consolidated financial statements.
On May 28, 2009, the FASB issued an accounting pronouncement establishing general standards of accounting for and disclosure of subsequent events, which are events occurring after the balance sheet date but before the date the financial statements are issued or available to be issued. In particular, the pronouncement requires entities to recognize in the financial statements the effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date, including the estimates inherent in the financial preparation process. Entities may not recognize the impact of subsequent events that provide evidence about conditions that did not exist at the balance sheet date but arose after that date. This pronouncement also requires entities to disclose the date through which subsequent events have been evaluated. This pronouncement was effective for interim and annual reporting periods ending after June 15, 2009. Centra adopted the provisions of this pronouncement for the quarter ended June 30, 2009, as required, and adoption did not have a material impact on Centra’ financial statements taken as a whole.
On April 9, 2009, the FASB issued three related accounting pronouncements intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. In particular, these pronouncements: (1) provide guidelines for making fair value measurements more consistent with the existing accounting principles when the volume and level of activity for the asset or liability have decreased significantly; (2) enhance consistency in financial reporting by increasing the frequency of fair value disclosures and (3) modify existing general standards of accounting for and disclosure of other-than-temporary impairment (“OTTI”) losses for impaired debt securities.
The fair value measurement guidance of these pronouncements reaffirms the need for entities to use judgment in determining if a formerly active market has become inactive and in determining fair values when markets have become inactive. The changes to fair value disclosures relate to financial instruments that are not currently reflected on the balance sheet at fair value. Prior to these pronouncements, fair value disclosures for these instruments were required for annual statements only. These disclosures now are required to be included in interim financial statements. The general standards of accounting for OTTI losses were changed to require the recognition of an OTTI loss in earnings only when an entity (1) intends to sell the debt security; (2) more likely than not will be required to sell the security before recovery of its amortized cost basis or (3) does not expect to recover the entire amortized cost basis of the security. In situations when an entity intends to sell or more likely than not will be required to sell the security, the entire OTTI loss must be recognized in earnings. In all other situations, only the portion of the OTTI losses representing the credit loss must be recognized in earnings, with the remaining portion being recognized in other comprehensive income, net of deferred taxes.
All three pronouncements were effective for interim and annual periods ending after June 15, 2009. Entities were permitted to early adopt the provisions of these pronouncements for interim and annual periods ending after March 15, 2009, but had to adopt all three concurrently. Centra adopted these provisions of these pronouncements for the quarterly period ending June 30, 2009, as required. The adoption of these pronouncements did not have any material impact on Centra’s financial statements taken as a whole.
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

At September 30, 2009 and 2008, or for the nine and three months ended September 30, 2009 and 2008:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2009	2008	2009	2008
Net income to:
Average assets	0.77%	0.67%	0.69%	0.68%
Average stockholders’ equity	9.14	8.54	8.38	8.81
Net interest margin	3.83	3.74	3.83	3.65
Average stockholders’ equity to average assets	8.41	7.87	8.19	7.68
Total loans to total deposits (end of period)	93.38	97.48	93.38	97.48
Allowance for loan losses to total loans (end of period)	1.60	1.50	1.60	1.50
Allowance for credit losses to total loans (end of period)	1.75	1.66	1.75	1.66
Efficiency ratio*	62.18	69.29	63.39	67.77
Capital ratios:
Tier 1 capital ratio	10.71	9.95	10.71	9.95
Risk-based capital ratio	11.97	11.21	11.97	11.21
Leverage ratio	8.59	8.11	8.59	8.11
Cash dividends as a percentage of net income	14.69	15.52	16.22	14.79
Per share data:
Book value per share (end of period)	$14.76	$15.50	$14.76	$15.50
Market value per share (end of period)**	17.00	16.59	17.00	$16.59
Basic earnings per share	0.89	0.88	0.31	0.31
Diluted earnings per share	0.85	0.81	0.29	0.28
Cash dividends per share	0.15	0.15	0.05	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income exclusive of security gains and losses.

**	Market value per share is based on stock price valuation performed by Danielson and Associates and Centra’s knowledge of certain arms-length transactions in the stock as Centra’s common stock is not traded on any market. There may be other transactions involving either higher or lower prices of which Centra is unaware.
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
Results of Operations
Overview of the Statement of Income
For the quarter ended September 30, 2009, Centra earned $2.2 million compared to $2.0 million in the third quarter of 2008. These earnings equated to a return on average assets of 0.69% and 0.68%, respectively, and a return on average equity of 8.38% and 8.81%, respectively. Core growth improved both net interest income and other income while increases in expenses were controlled resulting in an overall net income increase of 6.16%.

For the nine months ended September 30, 2009, Centra earned $7.1 million compared to $5.8 million for the first nine months of 2008. These earnings equated to a return on average assets of 0.77% and 0.67% for the nine months ended September 30, 2009 and 2008, respectively. Return on average equity was 9.14% and 8.54% for September 30, 2009 and 2008, respectively. Net income increased by $1.3 million or 22.44% for the nine month period ended September 30, 2009.
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
Net interest income increased to $11.0 million in the third quarter of 2009 from $10.0 million in the third quarter of 2008. Net interest income increased to $32.1 million in the first nine months of 2009 from $29.4 million in the first nine months of 2008. These similar increases were due to growth in interest earning assets coupled with an increase in net interest margin in the third quarter and first nine months of 2009 from 2008.
Centra’s average interest-earning assets and liabilities increased during the third quarter and first nine months of 2009 compared to the same time periods in 2008. The most significant areas of change were net loans, which increased to an average balance of $1.0 billion for the quarter ended September 30, 2009 from $977.8 million for the quarter ended September 30, 2008 and interest-bearing liabilities which grew to an average of $991.2 million from $960.4 for the respective periods. Net loans increased to an average balance of $1.0 billion for the nine months ended September 30, 2009 from $929.2 million for the nine months ended September 30, 2008 and interest-bearing liabilities which grew to an average of $980.8 million from $922.4 million for the respective periods. These trends reflect the continued growth of Centra in all of our operating markets.
Net interest margin is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, Centra’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. Centra uses this measure to monitor net interest income performance and to manage its balance sheet composition.
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by the bank’s balance sheet. The net interest margin for the quarters ended September 30, 2009 and 2008 were 3.83% and 3.65%, respectively. Centra has experienced an increase in the margin despite significant interest rate drops over the past twelve months. Centra experienced a 65 basis points decline in the yield on interest earning assets which was substantially offset by a 95 basis points decrease in the cost of on interest bearing liabilities.
The net interest margin for the nine months ended September 30, 2009 and 2008 were 3.83% and 3.74%, respectively. Similar to the quarter, Centra has experienced an increase in the margin for the first nine months of the year. Year to date, Centra experienced a 80 basis point decline in the yield on interest earning assets which was substantially offset by a 102 basis points decrease in the cost of interest bearing liabilities.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2009 and September 30, 2008 and the nine months ended September 30, 2009 and September 30, 2008.

	Three Months Ended
	September 30
(Unaudited)(Dollars in Thousands)	2009	2008

Net interest income, GAAP basis	$10,963	$9,982
Tax-equivalent adjustment	224	239

Tax-equivalent net interest income	$11,187	$10,221

	Nine Months Ended
	September 30
(Unaudited)(Dollars in Thousands)	2009	2008

Net interest income, GAAP basis	$32,051	$29,381
Tax-equivalent adjustment	691	692

Tax-equivalent net interest income	$32,742	$30,073

Management continuously monitors the effects of net interest margin on the performance of the bank. Loan growth, fluctuations in prime lending rates and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin given the current interest rate environment.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$5,230	$—	0.00%	$1,025	$3	1.06%
Federal funds sold	14,516	6	0.16	11,641	49	1.67
Loans held for sale	2,107	27	5.10	2,538	40	6.32
Securities (1)(4):
Taxable	89,773	700	3.09	87,403	912	4.15
Tax exempt	33,068	434	5.20	34,910	462	5.27

Loans (2)(3)(4):
Commercial	751,593	10,729	5.66	701,370	11,451	6.50
Tax exempt	8,763	176	7.96	12,212	224	7.28
Consumer	80,375	1,485	7.33	88,749	1,569	7.04
Real estate	191,795	2,900	6.00	190,357	2,906	6.07
Allowance for loan losses	(17,095)	—	—	(14,910)	—	—

Net loans	1,015,431	15,290	5.97	977,778	16,150	6.57

Total earning assets	1,160,125	16,457	5.63	1,115,295	17,616	6.28
Cash and due from banks	17,380			17,192
Other assets	67,832			60,179

Total assets	$1,245,337			$1,192,666

Liabilities
Deposits:
Non-interest bearing demand	$140,073	—		$130,616	—
NOW	184,891	401	0.86	167,401	836	1.99
Money market checking	173,393	571	1.31	130,679	611	1.86
Savings	41,886	37	0.35	36,845	43	0.47
IRAs	46,978	370	3.13	45,652	456	3.98
CDs	484,457	3,704	3.03	493,011	4,889	3.94
Short-term borrowings	39,547	58	0.58	66,766	317	1.89
Long-term borrowings	20,000	129	2.56	20,000	243	4.83

Total interest bearing liabilities	991,152	5,270	2.11	960,354	7,395	3.06

Other liabilities	12,156			10,056

Total liabilities	1,143,381			1,101,026

Stockholders’ equity
Preferred stock	—			—
Common stock	6,970			5,989
Paid-in capital	96,573			82,779
Accumulated (deficit) earnings	(3,167)			2,282
Unrealized gains	1,580			590

Total stockholders’ equity	101,956			91,640

Total liabilities and stockholders’ equity	$1,245,337			$1,192,666

Net interest spread			3.52			3.22
Impact of non-interest-bearing funds on margin			0.31			0.43

Net interest income-margin		$11,187	3.83%		$10,221	3.65%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $191 in 2009 and $315 in 2008.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$2,831	$1	0.06%	$1,142	$22	2.52%
Federal funds sold	2,356	10	0.59	16,339	313	2.56
Loans held for sale	3,863	126	4.36	3,372	135	5.34
Securities (1)(4):
Taxable	89,078	2,234	3.35	88,851	3,210	7.23
Tax exempt	33,061	1,299	5.25	34,013	1,355	7.97

Loans (2)(3)(4):
Commercial	741,332	31,851	5.74	657,653	33,413	6.79
Tax exempt	11,032	603	7.31	11,286	637	7.54
Consumer	83,691	4,588	7.33	87,595	4,880	7.44
Real estate	193,208	8,834	6.11	187,025	8,991	6.42
Allowance for loan losses	(16,829)	—	—	(14,408)	—	—

Net loans	1,012,434	45,876	6.06	929,151	47,921	6.89

Total earning assets	1,143,623	49,546	5.79	1,072,868	52,956	6.59
Cash and due from banks	22,396			16,600
Other assets	65,778			60,658

Total assets	$1,231,797			$1,150,126

Liabilities
Deposits:
Non-interest bearing demand	$135,558	—		$123,163	—	—
NOW	167,677	1,083	0.86	163,783	2,844	2.32
Money market checking	161,820	1,611	1.33	122,272	1,809	1.98
Savings	40,403	106	0.35	36,385	148	0.55
IRAs	46,164	1,161	3.36	45,936	1,431	4.16
CDs	494,526	12,142	3.28	486,568	15,145	4.16
Short-term borrowings	50,240	242	0.64	47,407	704	1.98
Long-term borrowings	20,000	459	3.07	20,000	802	5.36

Total interest bearing liabilities	980,830	16,804	2.29	922,351	22,883	3.31

Other liabilities	11,801			14,113

Total liabilities	1,128,189			1,059,627

Stockholders’ equity
Preferred stock	937			—
Common stock	6,912			5,981
Paid-in capital	99,059			82,360
Accumulated (deficit) earnings	(4,834)			1,161
Unrealized gains	1,534			997

Total stockholders’ equity	103,608			90,499

Total liabilities and stockholders’ equity	$1,231,797			$1,150,126

Net interest spread			3.50			3.28
Impact of non-interest bearing funds on margin			0.33			0.46

Net interest income-margin		$32,742	3.83%		$30,073	3.74%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $626 in 2009 and $930 in 2008.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

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
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $16.5 million, $16.4 million, and $15.2 million as of September 30, 2009, December 31, 2008, and September 30, 2008, respectively, which represents an allowance to total loans of 1.60%, 1.60% and 1.50% for the respective period ends. The allowance for loan losses as of September 30, 2009 increased slightly by $0.1 million since December 31, 2008, which is due to marginal loan growth of $5.7 million and management’s assessment of the adequacy of the reserve. The increase in the allowance for loan losses at September 30, 2009 compared to September 30, 2008 was primarily due to the loan growth of $18.9 million, significant deterioration of general economic conditions and the increase in delinquent and non-performing assets from the previous year.
Non-performing assets consist of non-accrual loans, other impaired loans that are not 90 days or more past due and still accruing interest, and other real estate owned. As of September 30, 2009, total non-performing assets reached $15.1 million compared to $7.5 million as of September 30, 2008. The increase is a result of further deteriorating economic conditions in our operation markets as well as a rise in impaired loans and other real estate owned.
Total non-performing loans were $13.1 million as of September 30, 2009 compared to $7.2 million as of September 30, 2008. Total non-accrual loans have increased by $1.3 million since September 30, 2008 to $8.5 million as of September 30, 2009. Non-accrual loans continue to be concentrated in commercial and real estate loans. Non-accrual commercial loans have increased by $1.1 million to $5.7 million as of September 30, 2009. Non-accrual real estate loans were $2.3 million as of September 30, 2009 compared to $2.2 million as of September 30, 2008. As a result of these increases, Centra’s allowance as a percent of non-performing loans has dropped to 125% at September 30, 2009 from 210% at September 30, 2008.
As of September 30, 2009, total impaired loans were $10.4 million, which include commercial non-accrual loans and one loan for $4.6 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.5 million required specific reserves due to shortfalls in collateral value. Centra reserved $2.6 million for impaired loans as of September 30, 2009. As of September 30, 2009, other real estate owned was $2.0 million compared to $303 thousand as of September 30, 2008.
Accruing loans past due 30 days or more have increased by $2.5 million since September 30, 2008 to $4.8 million as of September 30, 2009. As of September 30, 2009, only 0.47% of Centra’s total loan portfolio was past due 30 days or more. Commercial loans past due 30 days or more make up 47.76% or $2.3 million of the total loan delinquencies. Consumer loans past due 30 days or more make up 33.40% or $1.6 million of the total loan delinquencies. Real estate loans past due 30 days or more make up 18.84% or $905 thousand of the total loan delinquencies.
In determining the allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. Of the $16.5 million allowance for loan losses recorded on September 30, 2009, $10.5 million is allocated to commercial loans, $2.2 million is allocated to consumer loans, and $3.8 million is allocated to real estate loans. A specific reserve of $2.6 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the $2.6 specific reserve, $1.9 million is allocated to the other impaired loan mentioned above. Of the $16.4 million recorded on December 31, 2008, $9.3 million is allocated to commercial loans, $2.8 million is allocated to consumer loans, and $4.3 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of December 31, 2008. Of the $15.2 million recorded on September 30, 2008, $8.7 million is allocated to commercial loans, $2.6 million is allocated to consumer loans, and $3.9 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of September 30, 2008.
The increase in the allowance for commercial loan losses at September 30, 2009 from the previous periods is most notably due to the inherent risk within the portfolio. As noted above, Centra identified five loans totaling $7.5 million that were considered impaired and resulted in an additional allowance of $2.6 million. Additionally, the historical loss factor has increased from prior periods as Centra has experienced a higher level of losses during the later part of 2008 and during the first nine months of 2009 compared to prior years. For the nine months ended September 30, 2009, total charge-offs reached $2.6 million compared to only $0.4 million from the previous year. Centra’s charge off levels continue to hold below peer levels. Centra’s net charge-offs as a percent of average loans were 0.30% during through the first nine months of 2009 while according to the FDIC’s Second Quarter 2009 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percent of average loans of 2.17%.
The allowance for consumer loan losses has decreased at September 30, 2009 from the prior periods proportionately to the decline in the outstanding loan balances, which were $77.7 million as of September 30, 2009, $87.4 million as of December 31, 2008 and $89.5 million as of September 30, 2008. The allowance for real estate loan losses has also decreased proportionately at September 30, 2009 from the prior periods due to the decline in the outstanding loan balances, which were $191.6 million as of September 30, 2009 and $194.8 million as of December 31, 2008 and $193.2 million as of September 30, 2008.
Management records the provision for loan losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk. The provision for loan losses for the quarters ended September 30, 2009 and 2008 was $1.2 million and $0.8 million, respectively. The provision for loan losses for the first nine months of September 30, 2009 and 2008 was $2.5 million and $2.0 million, respectively.
Activity in the allowance for loan losses follows:

	Nine Months Ended
	September 30
(Dollars in Thousands)	2009	2008

Allowance for loan losses
Balance, beginning of period	$16,367	$13,536

Loan charge-offs	(2,646)	(353)
Loan recoveries	309	144

Net (charge-offs)	(2,337)	(209)

Provision for loan losses	2,452	1,902

Balance, end of period	$16,482	$15,229

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30	December 31	September 30
(Dollars in Thousands)	2009	2008	2008

Non-accrual loans:
Commercial	$5,730	$3,774	$4,641
Real Estate	2,292	2,468	2,194
Consumer	478	519	402

Total non-accrual loans	8,500	6,761	7,237
Other impaired loans	4,634	—	—

Total non-performing loans	13,134	6,761	7,237
Other real estate, net	1,970	160	303

Total non-performing assets	$15,104	$6,921	7,540

	September 30	December 31	September 30
(Dollars in Thousands)	2009	2008	2008
Accruing loans past due 30 days or more	$4,803	$6,301	$2,271
Non-performing loans as a % of total loans	1.27%	0.67%	0.72%
Allowance for loan losses as a % of non-performing loans	125%	242%	210%
Allowance for loan losses as a % of total loans	1.60%	1.60%	1.50%
Allowance for credit losses as a % of total loans	1.75%	1.74%	1.60%
Loans are placed on nonaccrual automatically when they become 90-days delinquent. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	September 30
(Dollars in Thousands)	2009	2008

Balance, beginning of period	$1,477	1,507
Provision for loss	54	69

Balance, end of period	$1,531	1,576

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of the bank’s non-interest income. Noninterest income totaled $2.0 million in the third quarter of 2009 and 2008. Noninterest income totaled $5.8 million in the first nine months of 2009 and 2008. Overall noninterest income remained consistent despite other-than-temporary losses of $387 thousand recognized during the first quarter 2009 on an equity security held within the investment portfolio. Excluding this charge, noninterest income would have reached $6.2 million, which is an increase of $445 thousand or 7.69% for the first nine months of 2009 compared to the first nine months of 2008. This increase is attributable to a rise in secondary market income and service charges on deposit accounts.
Service charges on deposit accounts increased to $953 thousand in the third quarter of 2009 from $877 thousand in the third quarter of 2008. Similarly, service charges on deposit accounts increased to $2.7 million in the first nine months of 2009 from $2.1 million in the first nine months of 2008. This growth was the direct result of the corresponding increase in deposit accounts and fee changes.
Other service charges and fees increased to $644 thousand in the third quarter of 2009 from $614 thousand in the third quarter of 2008. Other service charges and fees were $1.9 million in the first nine months of 2009 and compared to $1.8 million in the first nine months of 2008.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $281 thousand from such fees in the third quarter of 2009 compared to $276 thousand in the third quarter of 2008. Centra recognized $1.1 million from such fees in the first nine months of 2009 compared to $1.0 million in the first nine months of 2008.
Noninterest Expense
For the third quarter of 2009, noninterest expense totaled $8.4 million compared to $8.2 million in the third quarter of 2008. Centra’s efficiency ratio was 63.39% for the third quarter of 2009 compared to 67.77% for the third quarter of 2008. This ratio measures the efficiency of noninterest expenses less amortization of intangibles incurred in relationship to net interest income plus noninterest income exclusive of security gains and losses.
For the first nine months of 2009, noninterest expense totaled $24.6 million compared to $24.5 in the first nine months of 2008. Centra’s efficiency ratio was 62.18% for the first nine months of 2009 compared to 69.29% for the first nine months of 2008. The 5 basis point FDIC special assessment fee incurred during the second quarter incurred during the first quarter significantly affected the ratio in 2009 as it would have been 60.72% for the nine months ended September 30, 2009 absent this item.

Salaries and benefits totaled $4.0 million for the quarter ended September 30, 2009 and 2008. Salaries and benefits totaled $11.5 million for the nine months ended September 30, 2009 compared to $12.4 million for the nine months ended September 30, 2008. Centra had 232 full-time equivalent personnel as of September 30, 2009, compared to 248 full-time equivalent personnel as of September 30, 2008. The reduction in staffing levels represents Centra’s efforts to focus on operational efficiency and optimal staffing levels while continuing to provide an exceptional level of customer service. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended September 30, 2009 and 2008, occupancy expense totaled $745 thousand and $631 thousand, respectively. For the nine months ended September 30, 2009 and 2008, occupancy expense totaled $2.0 million and $1.9 million respectively. During the third quarter, Centra opened its fifteenth full service branch. This branch was opened in the Washington County Maryland market.
Equipment expense totaled $578 thousand in the third quarter of 2009 compared to $560 thousand for the third quarter of 2008. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $374 thousand for the quarter ended September 30, 2009, and $356 thousand for the quarter ended September 30, 2008. Equipment expense totaled $1.7 million in the first nine months of 2009 compared to $1.6 million for the first nine months of 2008. Included in equipment expense is depreciation of furniture, fixtures and equipment of $1.1 million for the nine months ended September 30, 2009 and $1.0 million for the nine months ended September 30, 2008. Equipment depreciation reflects Centra’s commitment to technology including investments that improve service delivery channels to our customers and operational efficiency.
Advertising costs totaled $431 thousand in the third quarter of 2009 compared to $344 thousand in the third quarter of 2008. Advertising costs totaled $1.1 million in the first nine months of 2009 compared to $1.0 million in the first nine months of 2008. The bank believes the current marketing approach will continue to result in market awareness of the Centra name and customer service philosophy.
Professional fees include legal, accounting and consulting fees paid related to bank operations. Professional fees totaled $188 thousand in the third quarter of 2009 compared to $381 thousand in the third quarter of 2008. Professional fees totaled $669 thousand in the first nine months of 2009 compared to $902 thousand in the first nine months of 2008. Professional fees decreased from prior year due to consulting services utilized in 2008, but not incurred in 2009.
Data processing costs totaled $617 thousand in the third quarter of 2009 compared to $587 thousand in the third quarter of 2008. Data processing costs totaled $1.9 million in the first nine months of 2009 compared to $1.6 million in the first nine months of 2008. Data processing costs have increased in correlation to the number of deposit and loan accounts and the continued branch expansion.
Other outside services totaled $246 thousand in the third quarter of 2009 compared to $251 thousand in the third quarter of 2008. Other outside services totaled $761 thousand in the first nine months of 2009 compared to $667 thousand in the first nine months of 2008. This increase is due to increases in correspondent bank fees, ATM network fees, and courier services.
Regulatory assessment expense totaled $389 thousand in the third quarter of 2009 compared to $188 thousand in the third quarter 2008. Regulatory assessment expense totaled $1.5 million in the first nine months of 2009 compared to $536 thousand in the first nine months 2008. The FDIC applied a special assessment to all member banks as of June 30, 2009 in order to recapitalize the regulatory insurance funds. This fee was in addition to the normal regulatory assessment required by the FDIC. Centra accrued $567 thousand during the second quarter 2009 related to the special assessment, and the fee was paid during the third quarter 2009. The FDIC has indicated the possibility of imposing additional special assessments on all insured institutions similar to the one levied in the third quarter of 2009. The FDIC has also proposed to have all insured institution prepay assessments through 2012. As proposed, prepaid assessments would be collected on December 31, 2009. Such special assessments, if imposed, could materially increase the total FDIC insurance expense recognized for 2009 and impair cash flow at the end of the year.
Other operating expense totaled $1.2 million in the third quarter of 2009 compared to $1.3 million in the third quarter of 2008. Other operating expense totaled $3.4 million in the first nine months of 2009 compared to $3.8 million in the first nine months of 2008. The decrease was primarily the result of a decline in other loan related expenses and other operating expenses from the prior year.

Income Tax Expense
The effective tax rate for the third quarter of 2009 and 2008 was 36.2% and 31.8%, respectively. The effective tax rate for the first nine months of 2009 was 34.4% compared to 33.5% for the first nine months of 2008.
Centra incurred income tax expense of $1.2 million in the third quarter of 2009 compared to $945 thousand for the third quarter of 2008. Centra incurred income tax of $3.7 million in the first nine months of 2009 compared to $2.9 million for the first nine months of 2008. Centra’s income tax expense has increased over the prior year due to an increase in net income before tax.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.69% and 8.38% for the third quarter of 2009 compared to 0.68% and 8.81% for the third quarter of 2008. ROA and ROE were 0.77% and 9.14% for the first nine months of 2009 compared to 0.67% and 8.54% for the first nine months of 2008. These measures have increased compared to the prior period reflecting the increased profitability of Centra.
The bank is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Statement of Condition
Total assets at September 30, 2009, were $1.3 billion or an increase of $60.5 million since December 31, 2008. Each major category of assets has increased from the prior period. Asset growth has occurred primarily due to increases in federal funds sold, securities, and loans and was funded largely by increases in non-interest bearing and interest bearing deposits. Centra’s liquidity position has also improved as a result of deposit growth.
Deposits totaled $1.1 billion at September 30, 2009, or an increase of $91.6 million since December 31, 2008. Short-term borrowings totaled $34.2 million at September 30, 2009, and have decreased $41.1 million since December 31, 2008 due to deposit growth.
Stockholders’ equity was $103.2 million at September 30, 2009, or an increase of approximately $8.0 million from December 31, 2008, due primarily to Centra’s net income recognized for the first nine months of 2009 as well as the result of equity received from the exercise of certain stock options and stock purchased through the dividend reinvestment plan.
Cash and Cash Equivalents
Cash and cash equivalents totaled $58.9 million as of September 30, 2009, compared to $20.3 million as of December 31, 2008, or an increase of $38.6 million. Federal funds sold were $47.2 million as of September 30, 2009. Centra was in a borrowing position at the end of 2008, but the need for borrowing was eliminated with deposit growth.
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
Investment Securities
Available-for-sale investment securities totaled $129.3 million as of September 30, 2009, and $119.6 million as of December 31, 2008. This is an increase of $9.7 million from year-end and reflects Centra’s ongoing efforts to invest conservatively to position the portfolio to help fund future loan demand. . Additionally, the proceeds from the maturities and calls of numerous securities were reinvested into the government-sponsored agency and state and municipal bond portfolios.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities, and corporate stock. Centra does not hold any single issue or pooled trust preferred securities, mortgage backed securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.

Most of the bank’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for the bank in terms of growing the bank as well as interest rate risk management. At September 30, 2009, the amortized cost of the bank’s investment securities totaled $126.3 million, resulting in unrealized appreciation in the investment portfolio of $2.9 million and a corresponding increase in the bank’s equity of $1.8 million, net of deferred income taxes.
As of September 30, 2009, Centra evaluated all investment securities with material unrealized losses for impairment. During the first quarter 2009, Centra recognized other-than-temporary impairment losses of $387 thousand on an equity security, which had been in an unrealized loss position for more than twelve months. No additional impairment loss was recorded during the second or third quarters 2009.
Other investments totaled $2.9 million as of September 30, 2009 compared to $2.0 million as of December 31, 2008. Other investments include Federal Home Loan Bank stock.
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
The following table details total loans outstanding as of:

	September 30	December 31
(Dollars in Thousands)	2009	2008

Commercial	$146,758	$141,584
Real estate, commercial	614,809	601,468
Real estate, residential mortgage	191,631	194,805
Consumer	77,671	87,355

Total loans	$1,030,869	$1,025,212

Commercial real estate loans constitute the largest component of the lending portfolio. This is the result of a concerted effort to attract quality commercial loans while maintaining appropriate underwriting standards. As a result the current economic environment where consumers are saving more and spending less, management expects commercial loan demand to slow down during the remainder of 2009.
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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for the bank, reaching $1.1 billion at September 30, 2009.
Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2009, non-interest bearing deposits totaled $151.3 million compared to $132.2 million at December 31, 2008. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest bearing deposits totaled $952.7 million at September 30, 2009, compared to $880.2 million at December 31, 2008. Average interest bearing liabilities totaled $991.2 million during the third quarter of 2009 compared to $960.4 million for the third quarter of 2008. Average interest bearing liabilities totaled $980.8 million during the first nine months of 2009 compared to $922.4 million for the first nine months of 2008. Average non-interest bearing demand deposits totaled $140.1 million for the third quarter of 2009 compared to $130.6 million for the third quarter of 2008. Average non-interest bearing demand deposits totaled $135.6 million for the first nine months of 2009 compared to $123.2 million for the first nine months of 2008. Management will continue to emphasize deposit growth in 2009 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At September 30, 2009, short-term borrowings totaled $34.2 million compared to $75.3 million at December 31, 2008.
Centra formed two statutory business trusts for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In September 2006 and September 2004, Centra completed the private placement of two $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 2.29% and 1.65%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.
Capital/Stockholders’ Equity
In July 2009, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s seventh cash dividend on Centra common stock. Payable on October 1, 2009, $0.05 per share has been distributed to shareholders of record on September 18, 2009.
Centra’s retained earnings/deficit is the result of stock dividends issued in prior years. Retained earnings/deficit is reduced by the effect of the total dividend as common stock and additional paid-in capital are increased proportionately. Thus, total equity does not change when stock dividends are issued.
At September 30, 2009, accumulated other comprehensive income totaled $1.8 million compared to $1.1 million at December 31, 2008. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2009, Centra Bank has $23.6 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2008 Form 10-K. At September 30, 2009, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $33.1 million and $31.1 million at September 30, 2009 and December 31, 2008, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2009 and December 31, 2008, was $134.4 million and $145.5 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at September 30, 2009 and December 31, 2008, was $47.6 million and $46.8 million, respectively. At September 30, 2009 and December 31, 2008, Centra has recorded $1.5 million for probable losses related to these commitments and has classified that accrual in other liabilities in the Consolidated Balance Sheets.
Centra originates long-term, fixed rate and adjustable rate mortgage loans and sells them on the secondary market, servicing released. At September 30, 2009 and 2008, Centra had $9.9 million and $2.3 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of September 30, 2009, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2009.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(1,600)	(3.60%)
200	(1,588)	(3.58%)
100	(759)	(1.71%)
-100	780	1.76%
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
Future Outlook
The bank’s results of operations through the first nine months and third quarter of 2009 shows that Centra has been able to respond to unprecedented economic times. Centra’s net income for the quarter continues to be strong despite the current economic environment.
On September 24, 2009, area business leaders and officials gathered to help us celebrate our newly constructed North Pointe Drive office in Hagerstown, Maryland, the third office in that area and our first newly constructed facility. Just three weeks after this grand opening, we announced plans for a new headquarters building for Hagerstown to be constructed at the corner of Dual Highway and Mount Aetna Road, arguably one of the most dynamic locations in the Washington County Market. These openings demonstrate our continued ability to move forward, drawing on the deep experience of our board and leadership team that is seasoned and ready to elevate market share in the greater Hagerstown area.
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
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, the company, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in the company’s internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect the company’s internal control over financial reporting.
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
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

November 5, 2009	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer