Form 10-K
period 2009-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2010-03-11
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate market value of Centra Financial Holdings, Inc. common stock, representing all of its voting and non-voting shares held by non-affiliates as of June 30, 2009, was approximately $77,343,280. For this purpose, certain executive officers and directors are considered affiliates. However, Centra does not sell its common stock on a public exchange. Therefore, Centra does not consider the market value of its non-affiliated shares to be public float.

As of February 28, 2010, the number of shares outstanding of Centra’s only class of common stock was 8,066,183.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates certain information by reference from the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders, which proxy statements will be filed on or about April 9, 2010.

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

Centra operates offices in the Suncrest, Waterfront, Cheat Lake, Sabraton, and Westover areas of Morgantown, West Virginia; Foxcroft Avenue, North Martinsburg, South Berkeley, and Spring Mills areas of Martinsburg, West Virginia; the Uniontown, Smithfield, Walnut Hill, and Point Marion areas of Fayette County, Pennsylvania; and the Pennsylvania Avenue, Kenley Square and North Pointe areas of Hagerstown, Maryland. At December 31, 2009, Centra had total assets of $1.3 billion, total loans of $1.0 billion, total deposits of $1.1 billion, and total stockholders’ equity of $105.1 million.

Centra’s business activities are currently confined to a single segment, community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. Such products and services include checking accounts, NOW accounts, money market and savings accounts, time certificates of deposit, commercial, installment, commercial real estate and residential real estate mortgage loans, debit cards, and safe deposit rental facilities. Centra also offers official checks. Services are provided through our walk-in offices, automated teller machines (“ATMs”), automobile drive-in facilities, banking by phone, and Internet-based banking. Additionally, Centra offers a full line of investment products through an unaffiliated registered broker-dealer.

At December 31, 2009 and 2008, Centra had 241 and 232 full-time equivalent employees, respectively. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s web site is www.centrabank.com.

Customers and Markets

Centra’s market areas have a diverse economic structure. Centra has expanded from its roots in Monongalia County, West Virginia, to a market area that encompasses eastern West Virginia, southwestern Pennsylvania and western Maryland. Principal industries or employers in Monongalia County include pharmaceuticals, health care, West Virginia University, metals, plastics and petrochemical manufacturing; oil, gas, and coal production; and related support industries. Principal industries in Berkeley County include manufacturing, warehousing, federal government, and printing and binding. Principal businesses and industries in Washington County include manufacturing, data processing, health care, higher education, construction, tourism, transportation and warehousing, scientific and technical services and retail businesses. Fayette County’s industries include health care, education, customer service centers, steel fabrication, water meter production, glass production, coal strip mining, retail businesses, sales, and professional services. In addition, tourism, education, and other service-related industries are important and growing components of the economy of our markets. Consequently, Centra does not depend upon any one industry segment for its business opportunities.

Centra originates various types of loans, including commercial and commercial real estate loans, residential real estate loans, home equity lines of credit, real estate construction loans, and consumer loans (loans to individuals). In general, Centra retains most of its originated loans (exclusive of certain long-term, fixed and adjustable rate residential mortgages that are sold servicing released). However, loans originated in excess of Centra’s legal lending limit are participated to other banking institutions and the servicing of those loans is retained by Centra. Centra’s loan originations include a broad range of industrial classifications. Management has identified eight areas of loan concentrations to borrowers engaged in the same or similar industries. However, loans within these areas are not concentrated to a single borrower or in a single geographic area. Management does not believe these concentrations are detrimental to the bank, although new loan requests in those areas are more closely scrutinized before approving additional loans in those categories. Centra has no loans to foreign entities. Centra’s lending market areas are primarily concentrated in Monongalia and Berkeley Counties, West Virginia, and neighboring areas of Pennsylvania, West Virginia, Virginia, Maryland, and Ohio.

Commercial Loans

At December 31, 2009, Centra had outstanding approximately $757.9 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 74.1% of the total aggregate loan portfolio as of that date.

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

Centra presents all new loans with an aggregate outstanding balance greater than $100,000 to the board of directors on a bi-monthly basis for ratification. If deterioration in creditworthiness has occurred, Centra takes effective and prompt action designed to assure repayment of the loan. Upon detection of the reduced ability of a borrower to meet original cash flow obligations, the loan is considered an impaired loan and reviewed for possible downgrading or placement on nonaccrual status.

Consumer Loans

At December 31, 2009, Centra had outstanding consumer loans in an aggregate amount of approximately $75.1 million or approximately 7.3% of the total loan portfolio.

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

Real Estate Loans

At December 31, 2009, Centra had approximately $189.9 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 18.6% of the total loan portfolio.

Lending Practices.  Centra generally requires that the residential real estate loan amount be no more than 80% of the purchase price or the appraised value of the real estate securing the loan, unless the borrower obtains private mortgage insurance for the percentage exceeding 80%. The risk conditions of these loans are considered during underwriting. Loans made in this lending category are generally one to three-year adjustable rate, fully amortizing mortgages. Centra also originates fixed or adjustable rate real estate loans and generally sells these loans in the secondary market, servicing released. All real estate loans are secured by first mortgages with evidence of title in favor of Centra in the form of an attorney’s opinion of the title or a title insurance policy. Centra also requires proof of hazard insurance with Centra named as the mortgagee and as the loss payee. Generally, full appraisals are obtained for all mortgage loans. Appraisals are obtained from pre-approved licensed appraisers.

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

Banking Subsidiary Regulation.  Centra Bank is chartered as a state bank and regulated by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation. Centra Bank provides FDIC insurance on its deposits and is a member of the Federal Home Loan Bank of Pittsburgh.

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

West Virginia Division of Banking.  State banks, such as Centra Bank, are subject to similar capital requirements adopted by the West Virginia Division of Banking and the FDIC.

FDIC Assessment.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the Deposit Insurance Fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. The base assessment rate was increased by seven basis points (7 cents for every $100 of deposits) for the first quarter of 2009. Effective April 1, 2009, initial base assessment rates were changed to range from 12 basis points to 45 basis points across all risk categories with possible adjustments to these rates based on certain debt-related components. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, in May 2009, the FDIC imposed a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounted to 5 basis points on each institution’s assets minus tier one (core) capital as of June 30, 2009, subject to a maximum equal to 10 basis points times the institution’s assessment base. Our special assessment, which was reflected in earnings for the quarter ended June 30, 2009, was approximately $567,000. The FDIC may impose additional emergency special assessments if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to institution failures. Any additional emergency special assessment imposed by the FDIC will negatively impact our earnings.

On November 12, 2009, the FDIC adopted a final rule requiring that all institutions prepay their assessments for the fourth quarter of 2009 and all of 2010, 2011 and 2012. This pre-payment was due on December 30, 2009. However, the FDIC may exempt certain institutions from the prepayment requirement if the FDIC determines that the prepayment would adversely affect the safety and soundness of the institution. On December 30, 2009, Centra paid $5.8 million to the FDIC which included the third quarter 2009 assessment and the pre-payment of estimated assessments through 2012.

Troubled Asset Relief Program — Capital Purchase Program

On October 3, 2008, the Federal government enacted the Emergency Economic Stabilization Act of 2008 (“EESA”). EESA was enacted to provide liquidity to the U.S. financial system and lessen the impact of looming economic problems. The EESA included broad authority. The centerpiece of the EESA is the Troubled Asset Relief Program (“TARP”). EESA’s broad authority was interpreted to allow the U.S. Treasury to purchase equity interests in both healthy and troubled financial institutions. The equity purchase program is commonly referred to as the Capital Purchase Program (“CPP”). On January 16, 2009, Centra Financial Holdings, Inc. (the “Company”) entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (the “Treasury”) under the CPP, pursuant to which the Company issued and sold (i) 15,000 shares of the Company’s Preferred Stock as Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (ii) a warrant (the “Warrant”) to purchase 750.75075 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock — Series B, par value $1.00 per share and liquidation value $1,000 per share (the “Series B Preferred Stock”), for an aggregate purchase price of

$15,000,000 in cash (the transaction being referred to as the “Investment”). The Treasury immediately exercised the Warrant for 750 shares of Series B Preferred Stock. On March 31, 2009, Centra redeemed the Series A Preferred Stock. On April 15, 2009, Centra completed the redemption of the Series B Preferred Stock with the Treasury. As instructed by the Treasury, Centra returned a total of $761,250, which included accrued, but unpaid, dividends of $11,250 and the liquidation value of the Series B Preferred Stock of $750,000. Centra received in return the cancelled Series B Preferred Stock. This completed the redemption of both the Series A and Series B Preferred Stock, and accordingly, the limitations imposed under the TARP CPP on Centra’s dividends, operations and compensation were terminated.

Future Legislation

Various other legislative and regulatory initiatives are from time to time introduced in Congress and state legislatures, as well as regulatory agencies. Such legislation may change banking statutes and the operating environment of Centra and Centra Bank in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries. With the recent enactments of EESA and the American Recovery and Reinvestment Act “ARRA”, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time. The Company cannot determine the ultimate effect that such potential legislation, if enacted, would have upon its financial condition or operations.

Centra is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or laws could have a substantial impact on us and our operations. Additional legislation and regulations that could significantly affect our powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on our financial condition and results of operations. New legislation proposed by Congress may give bankruptcy courts the power to reduce the increasing number of home foreclosures by giving bankruptcy judges the authority to restructure mortgages and reduce a borrower’s payments. Property owners would be allowed to keep their property while working out their debts. Other similar bills placing additional temporary moratoriums on foreclosure sales or otherwise modifying foreclosure procedures to the benefit of borrowers and the detriment of lenders may be enacted by either, Congress or the States of West Virginia, Pennsylvania and Maryland in the future. These laws may further restrict our collection efforts on one-to-four single-family mortgage loans. Additional legislation proposed or under consideration in Congress would give current debit and credit card holders the chance to opt out of an overdraft protection program and limit overdraft fees, which could result in additional operational costs and a reduction in our non-interest income.

Further, our regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by financial institutions and holding companies in the performance of their supervisory and enforcement duties. In this regard, banking regulators are considering additional regulations governing compensation, which may adversely affect our ability to attract and retain employees. On June 17, 2009, the Obama Administration published a comprehensive regulatory reform plan that is intended to modernize and protect the integrity of the United States financial system. The President’s plan contains several elements that would have a direct effect on us. The reform plan proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market. The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, and compensation practices. If implemented, the foregoing regulatory reforms may have a material impact on our operations. However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the legislation proposed by the Administration, we cannot determine the specific impact of regulatory reform at this time.

Limits on Dividends

Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $26.1 million available for dividends at January 1, 2010.

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

Executive Officers

The following are the executive officers of Centra Financial Holdings as of December 31, 2009.

Name	Age	Position	Principal Occupation (Past Five Years)

Douglas J. Leech	55	Chairman, President and Chief Executive Officer	Chairman, President and CEO Centra Financial Holdings, Inc., President Centra Bank, Inc.
Henry M. Kayes, Jr.	42	Vice President	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); Senior Vice President — City Executive, Martinsburg, West Virginia, BB&T(2000 to 2001); Senior Vice President, One Valley Bank — East (1989-2001)
Kevin D. Lemley	55	Vice President, Chief Financial Officer and Treasurer	Senior Vice President and CFO Centra Bank, Inc. (1999 to present); Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, Chief Financial Officer (1987-1997)
Timothy P. Saab	53	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present); Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989-1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997)
E. Richard Hilleary	61	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999)
Karla J. Strosnider	47	Vice President	Senior Vice President, Centra Bank, Inc. (1999 to present); Assistant Vice President, Operations, One Valley Bank — Morgantown (1981 to 1999)
John T. Fahey	48	Vice President	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); Marketing Director, Huntington National Bank, West Virginia (1991 to 1999)

On December 17, 2009, the board of directors of Centra Financial Holdings, Inc., approved a reorganization and reassignment of duties among its executive officers to better position Centra’s for growth opportunities. This reorganization was the result of reviews by the management and board of directors of Centra, and it was not caused by any disagreement between any executive officer and Centra. The reorganization had no effect on the levels or forms of compensation of any executive officer, although the employment agreements of each affected officer was amended to reflect the new title and duties effective in mid-January of 2010.

ITEM 1A.	RISK FACTORS

We may not be able to maintain our historical growth rate, which may adversely impact our results of operations and financial condition.

Since our inception, Centra’s asset level has increased rapidly, including a 6.5% increase in 2009. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branches less profitable or more expensive. If we experience a significant decline in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decrease, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

Economic conditions began deteriorating during the latter half of 2007 and continued throughout 2008 and 2009. Business activity across a wide range of industries and regions has been greatly reduced and many businesses are in serious difficulties due to a lack of consumer spending and the lack of liquidity in credit markets. Unemployment has also increased significantly. As a result of this economic crises, many lending institutions have experienced declines in the performance of their loans, including construction, land development and land loans, commercial loans and consumer loans. Moreover, competition among depository institutions for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. There can be no assurance that the environment will improve in the near term.

Centra’s real estate portfolios are exposed to weakness in the U.S. housing markets and the overall state of the economy.

The decline in home prices in many markets across the U.S., along with the reduced availability of mortgage credit, could result in increases in delinquencies and losses in Centra’s portfolio of loans related to residential real estate mortgage, construction and development. Further declines in home prices coupled with an economic recession and associated rises in unemployment levels could drive losses beyond that which is provided for in the allowance for loan losses.

In addition, the values of real estate collateral supporting many commercial loans have declined and may continue to decline. Overall, the general business environment has had an adverse effect on Centra’s business, and there can be no assurance that the environment will improve in the near term. Accordingly, until conditions improve, Centra’s business, financial condition and results of operations could continue to be adversely affected.

The allowance for loan losses may prove inadequate or be negatively affected by credit risk exposures.

Centra’s business depends on the creditworthiness of its customers. Centra reviews the allowance for loan losses quarterly for adequacy considering economic conditions and trends, collateral values and credit quality indicators, including past charge-off experience and levels of past due loans and nonperforming assets. There is no certainty that the allowance for loan losses will be adequate over time to cover credit losses from the portfolio because of unanticipated adverse changes in the economy, market conditions or events adversely affecting specific customers, industries or markets. If the credit quality of the customer base materially decreases, if the risk profile of a market, industry or group of customers changes materially, or if the allowance for loan losses is not adequate, the business, financial condition, liquidity, capital, and results of operations could be materially adversely affected. See the sections captioned “Allowance and Provision for loans Losses” in Item 7 of this Form 10-K for further discussion related to Centra’s allowance for loan losses.

Centra’s Ability to Pay Dividends is Limited.

Holders of shares of Centra’s common stock are entitled to dividends if, and when, they are declared by Centra’s Board of Directors out of funds legally available for that purpose. The Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its shareholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined in the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 12 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $26.1 million available for dividends as of January 2010.

Financial Market and Economic Conditions May Adversely Affect Our Business.

The United States was considered to be in a recession for most of 2009, and many businesses are having difficulty due to reduced consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

Because of declines in values of commercial real estate, home prices and the values of subprime mortgages across the country, financial institutions and the securities markets have been adversely affected by significant declines in the values of most asset classes and by a serious lack of liquidity. These conditions have led to the failure or merger of a number of prominent financial institutions. The U.S. government, the Federal Reserve and other regulators have taken numerous steps to increase liquidity and to restore investor confidence, but asset values have continued to decline and access to liquidity continues to be very limited.

Centra’s financial performance and the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans depends on the business environment in the markets where Centra operates.

An Increase in FDIC Assessments Could Impact Our Financial Performance.

The FDIC imposes an assessment against all depository institutions for deposit insurance. See “Supervision and Regulation — FDIC Assessments.” In the current economic environment, it is likely that further increases in assessments will occur in general for financial institutions across the country, including Centra Bank, thereby increasing operating costs.

Changes in interest rates could reduce income and cash flows.

Aside from credit risk, the most significant risk resulting from Centra’s normal course of business, extending loans and accepting deposits, is interest rate risk. Centra’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and other borrowings. These rates are highly sensitive to many factors outside of Centra’s control, including general economic conditions and the fiscal and monetary policies of various governmental agencies, in particular, the Federal Reserve. Changes in monetary policy and changes in interest rates will affect loan origination volume, the values of investments, the volume of deposits and other borrowings, the rates received on loans and investment securities, the rates paid on deposits and other borrowings and the resulting margin. Fluctuations in these areas may have an adverse effect on Centra’s financial condition.

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

Our directors and executive officers and their affiliates own approximately 30% of the outstanding common stock. By voting against a proposal submitted to shareholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of shareholders, such as some mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation. The results of the vote may be contrary to the desires or interests of the non-affiliated shareholders.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Centra’s sole banking subsidiary, Centra Bank leases its main office on Elmer Prince Drive in Morgantown, West Virginia and its operation center on University Avenue in Morgantown, West Virginia. Centra Bank also leases its offices on Williamsport Pike in Martinsburg and on Pennsylvania Avenue, Frederick Street and North Pointe Drive in Hagerstown, Maryland. Rent expense on the leased properties totaled $1.1 million in 2009, $1.3 million in 2008, and $1.1 million in 2007. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $671,000 in 2009 and 2008, and $658,000 in 2007 and has primarily increased due to additional space being leased.

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

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Centra’s common shares are not traded on any national exchange.

The table presented below sets forth the estimated market value for the indicated periods utilizing the price established for the Dividend Reinvestment Plan (the DRP). These determinations were made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the DRP. Centra’s uses an independent third party because its stock does not trade on an exchange or over-the-counter. In addition, dividends are subject to the restrictions described in Note 12 to the financial statements. This valuation was based primarily on the stock trading multiples of a group of comparable banks. As no other bank is exactly similar to Centra, choosing a comparable group is a very subjective process. Comparable banks were chosen based on having performance, financial characteristics and geography similar to Centra; however, because of Centra’s location and size there are a very limited number of comparable banks. The primary determination of value was based on the price times earnings and/or price as a percent of tangible book value, as appropriate, with other methods of valuation, such as but not limited to, price as a percent of assets, discounted cash flows, known trades, previous stock offerings and other information deemed by the consultant to be appropriate in the circumstance.

Quarterly Market and Dividend Information:

	2009		2008
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$20.00	$0.05	$16.59	$0.05
Third Quarter	17.00	0.05	16.59	0.05
Second Quarter	16.00	0.05	16.59	0.05
First Quarter	16.50	0.05	16.53	0.05

During 2009 and 2008, four quarterly dividends of $0.05 each were declared for a year-to-date dividend amount of $0.20. The fourth quarter dividend was paid on January 4, 2010. Since our inception, Centra has declared five 10% stock dividends and eight $0.05 cash dividends. The declaration and payment of dividends are subject to various regulatory restrictions and requirements. Refer to “Supervision and Regulation — Limits on Dividends” and “Risk Factors — Centra’s Ability to Pay Dividends is Limited.”

Centra had 1,554 stockholders of record at December 31, 2009.

In December of 2009, Centra announced its intent to offer up to 1,000,000 shares of common stock at $20.00 per share. Centra will use the proceeds of the offering to provide necessary capital to support the overall growth of the organization. In January of 2010, Centra applied for an override with the Securities and Exchange Commission to sell up to an additional 200,000 shares of common stock through the offering.

In 2008, the Board of Directors approved 1,100,000 shares of common stock to be used in our dividend reinvestment and stock purchase plans. Our shareholders of record have the opportunity to purchase shares of Centra Financial Holdings, Inc. common stock through these plans with full dividend reinvestment, partial dividend reinvestment and optional cash payment investment options. In addition, Centra’s Board of Directors approved the selection of Registrar and Transfer Company as Centra’s stock transfer agent. As of December 31, 2009, approximately 100,000 shares were issued under the dividend reinvestment program.

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

The following line graph was completed by Research Data Group, Inc. and compares the five-year cumulative total shareholder return of Centra’s common shares, based on an initial investment of $100 on December 31, 2004, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks U.S. Companies”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #6712) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG CENTRA FINANCIAL HOLDINGS, INC.,
THE NASDAQ COMPOSITE INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DECEMBER 31, 2004
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 31, 2009

	2004	2005	2006	2007	2008	2009
Centra Financial Holdings, Inc.	100.00	115.41	140.55	156.14	156.81	189.04
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
SIC Code Index	100.00	102.27	121.38	93.29	52.96	52.42

ITEM 6.	SELECTED FINANCIAL DATA

The information below has been derived from Centra’s Consolidated Financial Statements.

(Dollars in Thousands, except
Ratios and Per Share Data)	2009	2008	2007	2006(a)	2005

Operating Data
For the year ended:
Total interest income	$64,946	$69,355	$68,570	$50,201	$29,530
Total interest expense	21,712	29,399	34,001	22,976	11,288
Net interest income	43,234	39,956	34,569	27,225	18,242
Provision for credit losses	5,669	5,157	3,498	2,327	1,341
Other income	8,352	7,566	6,081	3,638	3,135
Security (losses) gains	(475)	217	—	(40)	(247)
Other expense	33,399	32,763	28,921	20,735	13,465
Income tax expense	4,026	3,249	2,904	2,929	2,337
Net income	8,017	6,570	5,327	4,832	3,987
Dividends and accretion on preferred stock (TARP)	923	—	—	—	—
Net income available to common stockholders	7,094	6,570	5,327	4,832	3,987
Balance Sheet Data
At year-end:
Total assets	$1,292,557	$1,213,557	$1,085,187	$913,853	$550,756
Investment securities	134,453	121,543	125,904	125,130	49,748
Net loans	1,004,842	1,008,845	876,176	693,520	463,496
Total deposits	1,114,346	1,012,393	943,934	804,188	484,532
Short-term borrowings	40,781	75,285	25,173	25,366	18,536
Long-term debt	20,000	20,000	20,000	20,000	10,000
Stockholders’ equity	105,144	95,242	87,920	57,113	33,873
Significant Ratios
Net income to:
Average total assets	0.65%	0.57%	0.54%	0.66%	0.80%
Average stockholders’ equity	7.71	7.21	8.16	9.92	12.50
Average stockholders’ equity to average total assets	8.37	7.84	6.59	6.60	6.42
Average total loans to average deposits	97.06	92.87	89.00	89.61	99.46
Risk-based capital ratio	12.17	11.36	12.24	10.28	11.58
Per Share Data
Basic net income per share	$1.02	$1.00	$0.99	$1.10	$0.91
Diluted net income per share	$0.97	$0.92	$0.91	$1.01	$0.83
Cash dividends paid	$0.20	$0.20	$0.00	$0.00	$0.00
Book value at end of period	$14.76	$14.00	$14.72	$13.57	$10.93
Basic weighted-average shares outstanding	6,945,644	6,597,386	5,384,111	4,394,585	4,394,585
Diluted weighted-average shares outstanding	7,342,174	7,125,462	5,859,746	4,788,779	4,788,779

(a)	The financial data for 2006 and beyond includes the acquisition of Smithfield.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The most significant accounting policies followed by the bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified income recognition, the determination of the allowance for loan losses, investment securities, goodwill and intangible assets and the provision for income taxes to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $18.0 million at December 31, 2009, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Centra to experience increases in problem assets, delinquencies, and losses on loans.

Available-for-sale Securities

Available-for-sale securities represent the second largest component of Centra’s assets, accounting for approximately 10.2% of total assets at December 31, 2009. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Centra’s balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence, and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, a decline in fair value of equity securities below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. A debt security is considered other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

During the year ended 2009, Centra identified one equity security that was in an unrealized loss position for more than twelve months and was deemed as other-than-temporarily impaired. Centra recognized the other-than-temporary loss and adjusted the investment’s cost basis by $526,000. No other investment securities in an unrealized loss position were deemed as other-than-temporarily impaired. If investments decline in fair value due to further adverse changes in the financial markets and the deterioration of credit of the underlying issuer, additional other-than-temporary impairment charges to income could occur in future periods.

Income Taxes

Income taxes are provided based on the liability method of accounting. The calculation of tax liabilities is complex and requires the use of estimates and judgment because it involves the application of complex tax laws that are subject to different interpretations by Centra and the various tax authorities. These interpretations are subject to challenge by the tax authorities upon audit or to reinterpretation based on management’s ongoing assessment of facts and evolving case law.

From time-to-time and in the ordinary course of business, Centra is involved in inquiries and reviews by tax authorities that normally require management to provide supplemental information to support certain tax positions taken by Centra in its tax returns. Uncertain tax positions are initially recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. Management believes that it has taken appropriate positions on its tax returns, although the ultimate outcome of any tax review cannot be predicted with certainty. On a quarterly basis, management reassesses Centra’s tax exposures based on the most recent information available and adjusts the related liability as deemed prudent and necessary. No assurance can be given that the final outcome of these matters will not be different than what is reflected in the current and historical financial statements.

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

Customer relationship intangibles are amortized over their estimated useful lives, based upon the pattern in which the economic benefits of the intangible assets are consumed or otherwise used up. Management is required to evaluate the useful life of customer relationship intangibles to determine if events or circumstances warrant a change in the estimated life. Should management determine in future periods the estimated life of any intangible asset is shorter than originally estimated, Centra would adjust the amortization of that asset, which could increase future amortization expense.

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

Centra has assessed its recorded goodwill as of December 31, 2009 and concluded that no indicators of impairment existed. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Centra would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Centra’s financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Centra during 2009 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. The adoption of such accounting policies did not materially affect Centra’s financial condition, results of operations, or liquidity.

Summary Financial Results

Centra earned $8.0 million in 2009 compared to $6.6 million in 2008 and $5.3 million in 2007. The earnings equated to a 2009 return on average assets of 0.65% and a return on average equity of 7.71%, compared to results of 0.57% and 7.21% in 2008 and 0.54% and 8.16% in 2007, respectively. Basic earnings per share was $1.02 in 2009 compared to $1.00 in 2008 and $0.99 in 2007. Diluted earnings per share was $0.97 in 2009 compared to $0.92 in 2008 and $0.91 in 2007.

While operating in a challenging interest rate environment, the bank achieved a 5.70% yield on earning assets in 2009 compared to 6.51% in 2008 and 7.45% in 2007. The average balance of earning assets increased to $1.2 billion for the year ended December 31, 2009 compared to $1.1 billion for the year ended December 31, 2008. The bank maintained a high-quality, short-term investment portfolio during 2009 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customer’s accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2009 and 2008.

Average interest bearing deposits increased to $922.3 million as of December 31, 2009, from $865.6 million as of December 31, 2008, due to strong growth across all markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a steady rate during the year. Centra managed and reduced the cost of funds on interest-bearing liabilities to 2.20% in 2009 from 3.14% in 2008 and 4.22% in 2007.

Although the yield on earning assets declined from prior year, Centra achieved a net interest margin of 3.82% in 2009 compared to 3.81% in 2008 and 3.77% in 2007.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2009.

	Year Ended December 31
(Dollars in Thousands)	2009	2008

Net interest income, GAAP basis	$43,234	$39,956
Tax-equivalent adjustment	933	1,489

Tax-equivalent net interest income	$44,167	$41,445

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

Interest Income and Expense

Net interest income is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-bearing deposits and federal funds sold. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as fed funds purchased, sweep accounts, and term repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest-bearing demand deposits and equity.

Net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.82% in 2009 compared to 3.81% in 2008 and 3.77% in 2007. The net interest margin continues to face considerable pressure due to competitive pricing of loans and deposits in Centra’s markets and the unprecedented interest rate environment. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

During 2009, net interest income increased by $3.2 million or 8.2% to $43.2 million in 2009 from $40.0 million in 2008. This increase is due to growth in core average earning assets, while managing the cost of funds on interest-bearing liabilities. Average total loans grew to $1.0 billion in 2009 from $962.4 million in 2008. As a result of the decline in interest rates, total interest income decreased by $4.5 million or 6.4% to $64.9 million in 2009 from $69.4 million in 2008.

Average interest-bearing liabilities, mainly deposits, increased in 2009 by $53.4 million. Average interest-bearing deposits grew to $922.3 million as of December 31, 2009 from $865.6 million as of December 31, 2008. Primarily as a result of the decline in interest rates, total interest expense decreased by $7.7 million or 26.1% to $21.7 million in 2009 from $29.4 million in 2008.

As a result of the challenging rate environment, Centra has experienced a decline in the yield on earning assets and the cost of funds similar to many other banks in the industry. The yield on earning assets has declined to 5.70% in 2009 from 6.51% in 2008. This decrease occurred in each major earning asset category on the balance sheet including net loans which decreased from 6.80% in 2008 to 6.03% in 2009. Centra’s investment portfolio yield decreased to 3.75% during 2009 from 4.78% in 2008. During 2009, numerous bonds were called or matured and Centra reinvested the funds in lower yielding investments. In addition, Centra has continued to stress the quality of investments and the short-term nature of the portfolio. This short-term maturity structure was, and continues to be, necessary to provide funding for loan growth and to meet liquidity needs.

The cost of interest-bearing liabilities decreased to 2.20% in 2009 from 3.14% in 2008. This decrease is primarily a result of the declining rate environment.

As of December 31, 2009 and 2008, Centra had a balance of $20.0 million in trust preferred securities (see Note 8). This long-term debt had an effective weighted-average rate of 2.88% in 2009 and 5.47% in 2008. Interest expense on long-term debt was $575,000 in 2009 and $1.1 million in 2008.

Statistical Financial Information Regarding Centra

The following tables provide further information about Centra’s interest income and expense:

Average Balances and Analysis of Net Interest Income:

	2009			2008
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Securities(1)(4):
Taxable	$91,249	$2,869	3.14%	$88,495	$4,048	4.57%
Tax-exempt	32,796	1,777	5.42%	34,068	1,811	5.32%
Loans(2)(3)(4):
Commercial	754,429	43,343	5.75%	685,626	45,689	6.66%
Real estate	192,509	11,690	6.07%	188,922	12,123	6.42%
Consumer	81,906	6,002	7.33%	87,910	6,659	7.57%
Allowance for loan losses	(16,859)			(14,817)

Net loans	1,011,985	61,035	6.03%	947,641	64,471	6.80%
Loans held for sale	3,553	159	4.48%	3,120	164	5.26%
Short-term investments:
Interest-bearing deposits	3,898	3	0.08%	1,312	23	1.75%
Federal funds sold	11,585	36	0.31%	14,074	327	2.32%

Total	15,483	39	0.25%	15,386	350	2.27%

Total earning assets	1,155,066	65,879	5.70%	1,088,710	70,844	6.51%
Other assets	87,646			73,807

Total assets	$1,242,712			$1,162,517

Interest-bearing deposits:
Savings	$41,051	$145	0.35%	$36,347	$183	0.50%
Demand	347,015	3,775	1.09%	297,502	5,782	1.94%
Time	534,188	16,926	3.17%	531,740	21,523	4.05%

Total	922,254	20,846	2.26%	865,589	27,488	3.18%
Short-term borrowed funds	46,727	291	0.62%	49,969	817	1.64%
Long-term debt	20,000	575	2.88%	20,000	1,094	5.47%

Total interest-bearing liabilities	988,981	21,712	2.20%	935,558	29,399	3.14%

Non interest-bearing demand deposits	137,770			125,830
Other liabilities	11,989			9,721

Total liabilities	1,138,740			1,071,109
Stockholders’ equity	103,972			91,408

Total liabilities and stockholders’ equity	$1,242,712			$1,162,517

Interest rate spread		$44,167	3.50%		$41,445	3.37%

Interest income/earning assets			5.70%			6.51%
Interest expense/earning assets			1.88%			2.70%

Net yield on earning assets (net interest margin)			3.82%			3.81%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $894 in 2009 and $1,170 in 2008.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2009 and 2008, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Average Balances and Analysis of Net Interest Income:

	2007
			Average
	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate

Securities(1)(4):
Taxable	$110,357	$5,770	5.23%
Tax-exempt	9,640	575	5.96%
Loans(2)(3)(4):
Commercial	521,193	42,260	8.11%
Real estate	178,575	12,278	6.88%
Consumer	78,956	6,070	7.69%
Allowance for loan losses	(11,282)

Net loans	767,442	60,608	7.90%
Loans held for sale	2,641	156	5.91%
Short-term investments:
Interest-bearing deposits	1,120	70	6.34%
Federal funds sold	34,879	1,768	5.07%

Total	35,999	1,838	5.11%

Total earning assets	926,079	68,947	7.45%
Other assets	65,405

Total assets	$991,484

Interest-bearing deposits:
Savings	$36,081	$449	1.24%
Demand	237,072	9,054	3.82%
Time	488,998	22,050	4.51%

Total	762,151	31,553	4.14%

Short-term borrowed funds	22,879	960	4.20%
Long-term debt	20,000	1,488	7.44%

Total interest-bearing liabilities	805,030	34,001	4.22%

Non-interest-bearing demand deposits	112,794
Other liabilities	8,353

Total liabilities	926,177
Stockholders’ equity	65,307

Total liabilities and stockholders’ equity	$991,484

Interest rate spread		$34,946	3.23%

Interest income/earning assets			7.45%
Interest expense/earning assets			3.68%

Net yield on earning assets (net interest margin)			3.77%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for $801 in 2007.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	For 2007, income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40%.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$4,319	$(6,665)	$(2,346)
Real estate	227	(660)	(433)
Consumer	(445)	(212)	(657)

Net loans	4,101	(7,537)	(3,346)
Loans held for sale	21	(26)	(5)
Securities:
Taxable	122	(1,301)	(1,179)
Tax exempt	(68)	34	(34)
Federal funds sold and other	2	(313)	(311)

Total interest-earning assets	$4,178	$(9,143)	$(4,965)

Interest-bearing liabilities:
Savings deposits	$21	$(59)	$(38)
Interest-bearing demand deposits	846	(2,853)	(2,007)
Time deposits	99	(4,696)	(4,597)
Short-term borrowings	(50)	(476)	(526)
Long-term debt	—	(519)	(519)

Total interest-bearing liabilities	916	(8,603)	(7,687)

Net interest income	$3,262	$(540)	$2,722

	2008 vs. 2007
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$11,815	$(8,385)	$3,430
Real estate	667	(822)	(155)
Consumer	702	(113)	589

Net loans	13,184	(9,320)	3,864
Loans held for sale	26	(18)	8
Securities:
Taxable	(1,055)	(667)	(1,722)
Tax exempt	1,305	(69)	1,236
Federal funds sold and other	(800)	(689)	(1,489)

Total interest-earning assets	$12,660	$(10,763)	$1,897

Interest-bearing liabilities:
Savings deposits	$3	$(269)	$(266)
Interest-bearing demand deposits	1,921	(5,193)	(3,272)
Time deposits	1,836	(2,363)	(527)
Short-term borrowings	679	(822)	(143)
Long-term debt	—	(394)	(394)

Total interest-bearing liabilities	4,439	(9,041)	(4,602)

Net interest income	$8,221	$(1,722)	$6,499

(1)	The above table sets forth a summary for the periods indicated of the changes in consolidated interest earned and interest paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (change in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume times the change in average rate).

Allowance and Provision for Credit Losses

Management continually monitors the loan portfolio through its committees to determine the adequacy of the allowance for loan losses. This formal analysis determines the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in loan concentrations. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

Centra maintains an allowance for loan losses and an allowance for lending-related commitments. The allowance for loan losses was $18.0 million, $16.4 million and $13.5 million at December 31, 2009, 2008 and 2007, respectively. The allowance for loan losses increased compared to the previous periods due to deterioration of general economic conditions and an increase in delinquent and non-performing assets from prior years. The allowance for loan losses as a percentage of total loans was 1.76%, 1.60%, and 1.54% at December 31, 2009, 2008, and 2007, respectively. The allowance for loan losses as a percentage of total loans compared to previous periods increased based upon management’s analysis of the adequacy of the reserve.

Non-performing assets consist of non-accrual loans, other impaired loans that are not 90 days or more past due and still accruing interest, and other real estate owned. As of December 31, 2009, total non-performing assets reached $14.2 million compared to $6.9 million as of December 31, 2008. As a result of further deteriorating economic conditions in our markets, impaired loans and other real estate owned increased. As of December 31, 2009, other real estate owned was $2.3 million compared to $160,000 as of December 31, 2008.

Total non-performing loans were $11.9 million as of December 31, 2009 compared to $6.8 million as of December 31, 2008. Total non-accrual loans have increased by $436,000 since December 31, 2008 to $7.2 million as of December 31, 2009. Non-accrual loans continue to be concentrated in commercial loans. Non-accrual commercial loans have increased by $1.1 million to $4.9 million as of December 31, 2009. As a result of these increases, Centra’s allowance as a percent of non-performing loans has dropped to 151% at December 31, 2009 from 242% at December 31, 2008.

As of December 31, 2009, total impaired loans were $9.6 million, which include commercial non-accrual loans of $4.9 million and one loan for $4.7 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.7 million required specific reserves due to shortfalls in collateral value. Centra reserved $2.5 million for impaired loans as of December 31, 2009. Of the $2.5 million reserve, Centra reserved $1.9 million for the $4.7 million loan mentioned above.

Accruing loans past due 30 days or more have increased to $6.5 million as of December 31, 2009 compared to $6.3 million as of December 31, 2008. As of December 31, 2009, only 0.64% of Centra’s total loan portfolio was past due 30 days or more. Commercial loans past due 30 days or more make up 33.11% or $2.2 million of the total loan delinquencies. Real estate loans past due 30 days or more comprise 53.39% or $3.5 million of the total loan delinquencies.

Management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risks. During 2009, Centra recorded a provision for credit losses of $5.7 million related to on balance sheet loans and negative provision of $17,000 for unused off balance sheet commitments. The negative provision for off balance sheet commitments represents a decrease in the overall amount of unused commitments available and thus exposure to credit risk. This compares to a provision for credit losses in 2008 of $5.2 million for on balance sheet loans and a negative provision of $30,000 for unused off-balance sheet commitments in 2008 and $3.2 million for on balance sheet loans and $340,000 for unused off-balance sheet commitments in 2007. The increase in provision for credit losses were necessary to adequately reserve for the deteriorating economic conditions and weakening loan quality as well as an increase in charge-offs.

Centra incurred net charge-offs totaling $4.0 million in 2009 and $2.4 million in 2008. Net charge-offs represented 0.39% of average loans outstanding in 2009 and 0.24% of average loans outstanding in 2008. While charge-offs have increased from prior years, Centra’s loss percentage continues to be well below peer levels. According to the FDIC’s Third Quarter 2009 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percentage of average loans of 1.82%. During the fourth quarter 2009, Centra’s net charge-offs were $1.7 million or 42.19% of total charge offs for the entire year. The net charge-offs in the fourth quarter, which related to certain commercial loans deemed uncollectible that had been previously identified as impaired and provided for, increased the historical loss rates utilized in management’s analysis. As a result of these losses and continued declines in credit quality as evidenced by a further increase in loans past due 30 days or more Centra recognized an increase in the allowance for loans losses as of December 31, 2009 and a larger provision for the fourth quarter, of $3.2 million. These higher amounts of charge-offs and provision expense for 2009, especially in the fourth quarter, reflect a weakened credit environment due to a deterioration of economic conditions.

Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2009	2008	2007	2006	2005

Balance, January 1	$16,367	$13,536	$10,336	$6,907	$5,764
Provision	5,686	5,186	3,159	1,830	1,301
Charge-offs	4,413	2,530	213	1,272	304
Recoveries	370	175	254	200	146

Net charge-offs (recoveries)	4,043	2,355	(41)	1,072	158
Balance acquired through acquisition	—	—	—	2,671	—

Balance, December 31	$18,010	$16,367	$13,536	$10,336	$6,907

Ratio of net (recoveries) charge-offs to average loans	0.39%	0.24%	(0.01)%	0.19%	0.04%

In determining the allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. Of the $18.0 million allowance for loan losses recorded on December 31, 2009, $11.6 million is allocated to commercial loans, $2.3 million is allocated to consumer loans, and $4.1 million is allocated to real estate loans. A specific reserve of $2.5 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the $16.4 million recorded on December 31, 2008, $9.3 million is allocated to commercial loans, $2.8 million is allocated to consumer loans, and $4.3 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of December 31, 2008.

The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2009	2008	2007	2006	2005

Allocation of allowance for loan losses at December 31:
Commercial	$11,654	$9,323	$7,628	$6,236	$5,291
Real estate	3,887	3,922	3,273	2,140	769
Real estate construction	187	320	276	152	65
Consumer	2,282	2,802	2,359	1,808	782

Total	$18,010	$16,367	$13,536	$10,336	$6,907

Percent of loans to total loans at December 31:
Commercial	74%	72%	69%	65%	66%
Real estate	18	19	19	24	23
Real estate construction	1	0	2	2	2
Consumer	7	9	10	9	9

Total	100%	100%	100%	100%	100%

The allowance for loan losses related to unused off balance sheet commitments and its activity is as follows:

(Dollars in Thousands)	2009	2008	2007	2006	2005

Balance, January 1	$1,477	$1,507	$1,167	$670	$630
Provision	(17)	(30)	340	497	40

Balance, December 31	$1,460	$1,477	$1,507	$1,167	$670

Non-performing assets consist of loans that are no longer accruing interest, other impaired loans that are not 90 days or more past due and still accruing interest and real estate acquired through foreclosure. When interest accruals are suspended, accrued interest income is reversed with current year accruals charged to earnings and prior year amounts generally charged off as a credit loss. When, in management’s judgment, the borrower’s ability to make periodic interest and principal payments resumes, and collectability is no longer in doubt, the loan is returned to accrual status.

Total non-performing assets were $14.2 million at December 31, 2009, compared with $6.9 million at December 31, 2008, and represent 1.38% and 0.68%, respectively, of total loans.

Non-performing assets and past due loans:

(Dollars in Thousands)	2009	2008	2007	2006	2005

Non-accrual loans
Commercial	$4,897	$3,774	$3,005	$1,149	$—
Real estate	1,848	2,468	905	—	—
Consumer	452	519	286	209	72

Total non-accrual loans	7,197	6,761	4,196	1,358	72

Other impaired loans	4,702	—	—	—	—
Renegotiated loans	—	—	—	—	—

Total non-performing loans	11,899	6,761	4,196	1,358	72
Other real estate, net	2,261	160	235	10	204

Total non-performing assets	$14,160	$6,921	$4,431	$1,368	$276

Accruing loans past due 90 days or more	—	—	—	—	—

Non-performing loans as a % of total loans	1.16%	0.66%	0.48%	0.20%	0.02%
Allowance for loan losses as a % of non-performing loans	151%	242%	323%	761%	9,593%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $579,000 in 2009, $527,000 in 2008 and $435,000 in 2007. Amounts actually collected and recorded as interest income for these loans were $326,000 in 2009, $511,000 in 2008 and $316,000 in 2007.

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $7.9 million in 2009 compared to $7.8 million in 2008. Overall noninterest income remained consistent with the prior year despite other-than-temporary losses of $526,000 recognized during 2009 on an equity security held within the holding company investment portfolio. Excluding this charge, noninterest income would have reached $8.4 million, which is an increase of $620,000 or 7.97% from the prior year. This increase is attributable to a rise in secondary market income and service charges on deposit accounts.

Service charges on deposit accounts increased to $3.7 million in 2009 from $3.1 million in 2008. This growth was the direct result of the corresponding increase in deposit accounts and fee changes implemented in mid-2008.

Other service charges and fees increased to $2.5 million in 2009 from $2.4 million in 2008. This growth is primarily attributed to Visa and MasterCard related fees associated with an expanded card base.

Centra originates long-term, fixed rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $1.4 million of income from selling those loans during 2009 compared to $1.2 million of such income in 2008. Approximately $93.8 million of loans were sold in 2009 compared to approximately $76.0 million in 2008.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

In 2009, total non-interest expense reached $33.4 million compared to $32.8 million in 2008. The level of non-interest costs is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Salaries and benefits expense totaled $15.6 million in 2009 compared to $16.4 million in 2008. The decrease in salaries and benefits expense is representative of Centra’s efforts to focus on operational efficiency and optimal staffing levels while continuing to provide an exceptional level of customer service. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Occupancy expense totaled $2.8 million in 2009 compared to $2.6 million in 2008. This increase is primarily due to the completion of renovations on the various branches including the headquarters in Morgantown, West Virginia during 2009. In addition, Centra opened its fifteenth full service branch during 2009. This branch was opened in the Washington County Maryland market. Included in these totals is depreciation expense of $617,000 in 2009 and $456,000 in 2008. Lease expense totaled $1.1 million in 2009 compared to $1.3 million in 2008. The decrease in lease expense is due to the termination of a lease in the Berkeley County region.

Equipment expense totaled $2.3 million in 2009 compared to $2.2 million in 2008. Depreciation expense on furniture, fixtures, and equipment constituted $1.5 million in 2009 compared to $1.4 million in 2008. Equipment depreciation reflects Centra’s commitment to technology including investments that improve service delivery channels to our customers and operational efficiency.

Advertising costs totaled $1.6 million in 2009 compared to $1.4 million in 2008. The bank believes our marketing approach resulted in market awareness of the Centra name and our long standing customer service philosophy.

Professional fees totaled $934,000 in 2009 compared to $1.3 million in 2008. Professional fees decreased from prior year due to consulting services utilized in 2008, but not incurred in 2009.

Data processing costs totaled $2.5 million in 2009 compared to $2.2 million in 2008. Data processing costs have increased in correlation to the number of deposit and loan accounts and the continued branch expansion.

Other outside services totaled $1.0 million in 2009 compared to $901,000 in 2008, which increased due to higher correspondent bank fees, ATM network fees, and courier services.

Regulatory assessment expense totaled $1.9 million in 2009 compared to $696,000 in 2008. The FDIC applied a special assessment to all member banks as of June 30, 2009 in order to recapitalize the regulatory insurance funds. This fee was in addition to the normal regulatory assessment required by the FDIC. Centra paid $567,000 under the special assessment.

Other expense decreased to $4.7 million in 2009 from $5.1 million in 2008. The decrease was primarily the result of a decline in other loan related expenses and other operating expenses from the prior year.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions and purchase accounting adjustments) as a key indicator of performance. Centra’s efficiency ratio was 63.2% in 2009 compared to 67.1% in 2008.

Income Taxes

Centra incurred income tax expense of $4.0 million in 2009 and $3.2 million in 2008. As a result, Centra’s effective income tax rate, including both federal and state income taxes was 33.4% in 2009 and 33.1% in 2008.

Return on Assets

Centra’s return on average assets (“ROA”) was 0.65% in 2009, 0.57% in 2008, and 0.54% in 2007. This measure has increased from prior years reflecting the increased profitability of Centra.

Return on Equity

Centra’s return on average stockholders’ equity (“ROE”) was 7.71% in 2009, 7.21% in 2008, and 8.16% in 2007.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 12 of Notes to the Consolidated Financial Statements included in Item 8 herein.

2008 Compared to 2007

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

Average interest-bearing liabilities, mainly deposits, likewise increased in 2008 by $130.5 million. Average interest-bearing deposits grew to $865.6 million in 2008 from $762.2 million in 2007. Primarily as a result of the decline in interest rates, total interest expense decreased by $4.6 million, or 13.5%, to $29.4 million in 2008 from $34.0 million in 2007.

The provision for credit losses was $5.2 million in 2008 compared to $3.5 million in 2007. This increase was a result of continued growth in the loan portfolio and deteriorating general economic conditions. Centra incurred net charge-offs of $2.4 million in 2008 and net recoveries of $41,000 in 2007. During the year, non-accrual loans increased by $2.6 million to $6.8 million at December 31, 2008 compared to $4.2 million at December 31, 2007. Centra had other real estate owned of $160,000 as of December 31, 2008 and $235,000 as of December 31, 2007. As of December 31, 2008, Centra had delinquent loans of $6.3 million and $4.9 million as of December 31, 2007. The overall increase in delinquencies is attributable to deteriorating general economic conditions and its impact on our customers.

Non-interest income is comprised of fees related to real estate loans sold on the secondary market, deposit accounts, and electronic banking services. Non-interest income totaled $7.8 million in 2008 compared to $6.1 million in 2007. This increase is primarily related to additional fee income related to core growth of deposits and growth related to other service charges and fees.

In 2008, total non-interest expense reached $32.8 million compared to $28.9 million in 2007. The level of non-interest costs incurred includes start up costs in the Hagerstown market, and is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Centra incurred income tax expense of $3.2 million in 2008 and $2.9 million in 2007. As a result, Centra’s effective income tax rate, including both federal and state income taxes, decreased from 35.3% in 2007 to 33.1% in 2008. Centra’s effective tax rate declined from the prior year due to the expansion of Centra’s tax free investment portfolio.

Overview of the Statement of Condition

Centra’s balance sheet at December 31, 2009, reflects the dynamic growth of the organization. Total assets grew to $1.3 billion as of December 31, 2009 from $1.2 billion as of December 31, 2008, which is an increase of 6.51% or $79 million. The majority of the asset growth was a result of improved liquidity. Federal funds sold increased to $68.8 million in 2009 compared to $0 in 2008. Centra was in a borrowing position as of December 31, 2008.

Deposits grew to $1.1 billion at December 31, 2009, an increase of 10.07% or $102.0 million from $1.0 billion at December 31, 2008. As liquidity improved, short-term borrowings decreased by $34.5 million to $40.8 million as of December 31, 2009 from $75.3 million as of December 31, 2008.

Stockholders’ equity increased by approximately $9.9 million to $105.1 million as of December 31, 2009 due to the net income recognized for 2009 and as a result of equity received from the exercise of certain stock options and stock issued through the dividend reinvestment plan.

Cash and Cash Equivalents

Centra’s cash and cash equivalents totaled $74.6 million at December 31, 2009, compared to $20.3 million at December 31, 2008, an increase of $54.3 million resulting from strong deposit growth.

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

Available-for-sale Securities

Available-for-sale securities totaled $131.5 million at December 31, 2009, compared to $119.6 million at December 31, 2008. This increase of $11.9 million reflects Centra’s ongoing efforts to invest conservatively to position the portfolio to help fund future loan demand. Additionally, the proceeds from maturities and calls of numerous securities were reinvested into the government-sponsored agency and state and municipal bond portfolios.

Government-sponsored agency securities comprise the majority of the portfolio. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.

All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2009, the amortized cost of Centra’s investment securities was $2.6 million less than the fair value resulting in unrealized appreciation in the investment portfolio.

Throughout the year, Centra evaluated all investment securities with material unrealized losses for impairment. During the first quarter 2009, Centra recognized other-than-temporary impairment losses of $387,000 on an equity security, which had been in an unrealized loss position for more than twelve months. An additional impairment loss of $139,000 was recorded during the fourth quarter 2009 on the same security. A total charge of $526,000 was recorded during 2009 and resulted in a reduction of amortized cost by the same amount.

Other investments totaled $2.9 million as of December 31, 2009 compared to $2.0 million as of December 31, 2008. Other investments are carried at cost and include Federal Home Loan Bank stock.

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

Loans

Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, south western Pennsylvania, and western Maryland and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. As the credit environment weakened in our regions, Centra did not try to aggressively grow the loan portfolio as it had in the past. Total loans remained relatively consistent with prior year and were $1.0 billion as of December 31, 2009 and 2008.

Centra experienced slight growth during 2009 in the commercial loan portfolio. At December 31, 2009, commercial loans totaled 74.1% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $757.9 million as of December 31, 2009, compared to $743.1 million at December 31, 2008. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance. In addition to the anticipated increased in-market penetration, Centra will continue to selectively lend to customers outside its primary markets.

Real estate loans to Centra’s customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 18.6% of Centra’s total loan portfolio. Real estate mortgage loans totaled $189.8 million as of December 31, 2009, compared to $194.8 million at December 31, 2008. This decline resulted from a decrease in mortgage rates sparking an increase in real estate mortgage re-financing. To keep up with demand, Centra sold most of the new real estate mortgage loans and re-finances to the secondary market. As a result, Centra’s non-interest income from secondary market loans increased from the prior year.

Included in real estate loans are home equity credit lines with outstanding balances totaling $43.4 million as of December 31, 2009, compared to $40.8 million at December 31, 2008. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations. Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

Consumer lending continues to be a part of Centra’s core lending. At December 31, 2009, consumer loan balances totaled $75.1 million compared to $87.4 million at December 31, 2008. Consumer loans declined from prior year due to payments on existing loans resulting in a decrease in the outstanding balances. Centra’s consumer loans are primarily in the direct lending area.

The following table provides additional information about Centra’s loans:

Loan Portfolio Analysis:

(Dollars in Thousands)	2009	2008	2007	2006	2005

Year-end balances:
Commercial, financial, and agricultural	$757,901	$743,052	$604,319	$448,885	$305,270
Real estate	181,117	180,109	171,335	167,354	106,599
Real estate construction	8,697	14,696	14,465	11,894	9,084
Consumer	75,137	87,355	86,057	65,387	42,543

Total	$1,022,852	$1,025,212	$876,176	$693,520	$463,496

Average total loans	$1,028,844	$962,458	$778,724	$576,482	$432,910
Average allowance for loan losses	(16,859)	(14,817)	(11,282)	(9,095)	(7,075)

Average loans, net of allowance	$1,011,985	$947,641	$767,442	$567,387	$425,835

The data below has been compiled based upon loan maturity date. Repricing intervals are typically more frequent.

Loan Maturities:

	December 31, 2009
		Due After
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	$27,725	$38,398	$10,708	$76,831
Variable	49,334	23,452	608,284	681,070

	77,059	61,850	618,992	757,901
Real estate loans:
Fixed	38	913	33,973	34,924
Variable	—	555	154,335	154,890

	38	1,468	188,308	189,814
Consumer loans:
Fixed	6,539	31,996	35,102	73,637
Variable	—	69	1,431	1,500

	6,539	32,065	36,533	75,137

Total	$83,636	$95,383	$843,833	$1,022,852

Loan Concentration

At December 31, 2009, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank. In addition, new loans in these areas of concentration are subject to more stringent underwriting guidelines.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $1.1 billion, or 94.8% of Centra’s funding sources at December 31, 2009.

Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2009, non-interest-bearing balances totaled $155.7 million compared to $132.2 million at December 31, 2008. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services. Average non-interest-bearing deposits totaled $137.8 million during 2009 compared to $125.8 million during 2008.

Interest-bearing deposits totaled $958.7 million at December 31, 2009, compared to $880.2 million at December 31, 2008. Average interest-bearing liabilities were $989.0 million during 2009 compared to $935.6 million during 2008. Management will continue to emphasize deposit gathering in 2010 by offering outstanding customer service and competitively priced products from a network of strategically placed banking offices. Management will also concentrate on balancing deposit growth while maintaining net interest margin to meet Centra’s strategic goals.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2009	2008	2007

Under 3 months	$77,015	$62,789	$65,733
3 to 12 months	119,721	134,824	123,593
Over 12 months	74,829	67,922	50,270

Total	$271,565	$265,535	$239,596

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of short-term, overnight borrowings, corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2009, short-term borrowings totaled $40.8 million compared to $75.3 million in 2008. Centra relies on short-term, overnight borrowings to cover liquidity needs. As Centra experienced deposit growth during 2009, the need for short-term, overnight borrowings was eliminated. The balance of short-term borrowings as of December 31, 2009 only includes corporate deposits held in overnight repurchase agreements. During the latter half of 2008, Centra required overnight borrowings.

Capital/Stockholders’ Equity

During the year ended December 31, 2009, stockholders’ equity increased approximately $9.9 million or 6.51% to $105.1 million. This increase resulted primarily from Centra’s $8.0 million net income for the year, $1.7 million from the exercise of stock options and $1.7 million from shares issued through the dividend reinvestment program. Through cash dividends, Centra provided shareholders with approximately $1.4 million of earnings in 2009.

As a result of record earnings and strong growth in 2009, the Board of Directors of Centra declared four quarterly dividends of $0.05 each, for a year to date dividend of $0.20 per share. The fourth quarter dividend was declared on November 3, 2009, with a record date of December 18, 2009 and was payable on January 4, 2010.

In 2008, the Board of Directors approved 1,100,000 shares of common stock to be used in our dividend reinvestment and stock purchase plans. Our shareholders of record have the opportunity to purchase shares of

Centra Financial Holdings, Inc. common stock through these plans with full dividend reinvestment, partial dividend reinvestment and optional cash payment investment options. As of December 31, 2009, 100,000 shares were issued under the dividend reinvestment program.

At December 31, 2009, accumulated other comprehensive income totaled $1.5 million, an increase of $453,000 from December 31, 2008. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2009. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements. At December 31, 2009, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 12.2% at December 31, 2009, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 10.9% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2009, was 8.6% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1.0% shift in interest rates. Centra is in compliance with this policy as of December 31, 2009. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

2009	2008
Immediate	Estimated Increase	Estimated Increase
Interest Rate Change	(Decrease) in Net	(Decrease) in Net
(in Basis Points)	Interest Income	Interest Income
(Dollars in Thousands)

300	(1,572)	(3.43%)	(8,573)	(18.38%)
200	(1,239)	(2.71%)	(6,190)	(13.27%)
100	(673)	(1.47%)	(3,245)	(6.96%)
(100)	1,862	4.07%	(509)	(1.09%)

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

The main source of liquidity for Centra comes through deposit growth. During the fourth quarter of 2008, Centra enrolled in the CDARs program. This program is designed to allow customers to make large deposits while remaining fully insured by the FDIC. The deposited money is invested in multiple short term certificates of deposits at various financial institutions also participating in the CDARs network. Each certificate of deposit is under the FDIC insurance limit. Therefore, the customer’s deposit is fully insured. As of December 31, 2009, Centra had total deposits in CDARs of $20.9 million compared to $11.3 million as of December 31, 2008.

Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2009, cash provided by financing activities totaled $68.2 million, while outflows from investing activities totaled $23.3 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), the Federal Reserve Bank, Wachovia Bank, CenterState Bank, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2009. Further discussion of these commitments is included in Note 10 to the consolidated financial statements.

		One	Three to	Over
	One Year	to Three	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$72,567	$84	$—	$2,967	$75,618
Residential real estate	52,003	7,807	213	13	60,036
Revolving home equity lines	1,788	150	—	44,011	45,949
Standby letters of credit	31,619	914	222	27	32,782
Net commitments to sell mortgage loans	2,593	—	—	—	—

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The following table presents, as of December 31, 2009, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in
		One to	Three to	Over
	One Year	Three	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)	$603,767	$—	$—	$—	$603,767
Consumer certificates of deposits(b)	355,739	141,397	13,443	—	510,579
Federal funds borrowed and security repurchase agreements(b)	40,781	—	—	—	40,781
Long-term debt(b)	447	894	894	29,159	31,394
Operating leases	1,347	2,120	2,010	5,011	10,488

(a)	Excludes interest

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

Fourth Quarter

Centra’s fourth quarter net income was $935,000 in 2009 compared to $786,000 in the fourth quarter of 2008. This equated to basic earnings per share, on a quarterly basis, of $0.13 in 2009 and $0.12 in 2008. For the fourth quarter 2009 and 2008, diluted earnings per share were $0.12 and $0.11, respectively. Net income increased in the fourth quarter 2009 compared to the fourth quarter 2009, due to an improvement in the net interest income. Net interest income was $11.2 million in the fourth quarter of 2009 compared to $10.6 million in 2008. Provision for loan losses was $3.2 million in the fourth quarter of 2009 and 2008. Non-interest income was $2.0 million in the fourth quarter of 2009 and 2008. Non-interest expense increased to $8.8 million for the fourth quarter of 2009 from $8.3 million in 2008. Non-interest expense increased for the fourth quarter 2009 as a result of higher salary and employee benefit costs, occupancy costs related to the new branch in the Hagerstown region, and larger regulatory assessment costs related to increases in deposits from the prior year. In addition, Centra recorded income tax expense of $317,000 in the fourth quarter of 2009 compared to $332,000 in the fourth quarter of 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to page 36 in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Centra’s management, with the participation of Centra’s chief executive officer and chief financial officer, has evaluated the effectiveness of Centra’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Centra’s chief executive officer and chief financial officer concluded that Centra’s disclosure controls and procedures are effective as of December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no significant changes in Centra’s internal controls over financial reporting during the fourth quarter of 2009.

ITEM 9B.	OTHER INFORMATION

None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in Thousands, except Per Share Data)	2009	2008

Assets
Cash and due from banks	$3,961	$18,646
Interest-bearing deposits with other banks	1,996	1,650
Federal funds sold	68,607	—

Total cash and cash equivalents	74,564	20,296
Available-for-sale securities, at estimated fair value (amortized cost of $128,966 and $117,740 on December 31, 2009 and 2008, respectively)	131,531	119,550
Other investment securities, at cost	2,922	1,993
Loans, net of unearned income	1,022,852	1,025,212
Allowance for loan losses	(18,010)	(16,367)

Net loans	1,004,842	1,008,845
Premises and equipment, net	22,362	21,446
Loans held for sale	2,593	1,961
Goodwill and other intangible assets	15,557	16,297
Other assets	38,186	23,169

Total assets	$1,292,557	$1,213,557

Liabilities
Deposits:
Non-interest-bearing	$155,690	$132,229
Interest-bearing	958,656	880,164

Total deposits	1,114,346	1,012,393
Short-term borrowings	40,781	75,285
Long-term debt	20,000	20,000
Other liabilities	12,286	10,637

Total liabilities	1,187,413	1,118,315
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 7,122,525, and 6,804,084 issued and outstanding on December 31, 2009 and 2008, respectively	7,123	6,804
Additional paid-in capital	97,320	93,887
Retained earnings deficit	(838)	(6,535)
Accumulated other comprehensive income	1,539	1,086

Total stockholders’ equity	105,144	95,242

Total liabilities and stockholders’ equity	$1,292,557	$1,213,557

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2009	2008	2007

Interest income:
Loans, including fees	$60,746	$63,607	$60,423
Loans held for sale	159	164	156
Securities available-for-sale	4,002	5,234	6,153
Interest-bearing bank balances	3	23	70
Federal funds sold	36	327	1,768

Total interest income	64,946	69,355	68,570
Interest expense:
Deposits	20,846	27,488	31,553
Short-term borrowings	291	817	960
Long-term debt	575	1,094	1,488

Total interest expense	21,712	29,399	34,001

Net interest income	43,234	39,956	34,569
Provision for credit losses	5,669	5,157	3,498

Net interest income after provision for credit losses	37,565	34,799	31,071
Other income:
Service charges on deposit accounts	3,717	3,058	2,174
Other service charges and fees	2,521	2,431	1,893
Secondary market income	1,368	1,187	1,099
Security (losses) gains	(475)	217	—
Other	746	890	915

Total other income	7,877	7,783	6,081
Other expense:
Salaries and employee benefits	15,647	16,423	14,653
Occupancy expense	2,781	2,600	2,171
Equipment expense	2,327	2,169	1,921
Advertising	1,578	1,388	2,029
Professional fees	934	1,283	340
Data processing	2,523	2,220	1,763
Other outside services	1,033	901	885
Regulatory assessment	1,922	696	439
Other	4,654	5,083	4,720

Total other expense	33,399	32,763	28,921

Net income before income tax expense	12,043	9,819	8,231
Income tax expense	4,026	3,249	2,904

Net income	8,017	6,570	5,327

Dividends and accretion on preferred stock (TARP)	923	—	—

Net income available to common stockholders	$7,094	$6,570	$5,327

Basic earnings per share	$1.02	$1.00	$0.99
Diluted earnings per share	$0.97	$0.92	$0.91
Basic weighted-average shares outstanding	6,945,644	6,597,386	5,384,111
Diluted weighted-average shares outstanding	7,342,174	7,125,462	5,859,746
Cash Dividends Declared per share	$0.20	$0.20	$—

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-in	(Deficit)	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2006	$—	$4,197	$48,510	$3,996	$410	$57,113
Issuance of a 10% stock dividend	—	542	9,319	(9,861)	—	—
Issuance of common stock	—	1,232	23,008	—	—	24,240
Payments for fractional shares	—		—	(9)	—	(9)
Stock Based Compensation Expense	—		743			743
Comprehensive income:
Net income	—	—	—	5,327	—	5,327
Other comprehensive income:
Unrealized gain on available-for-sale securities, net of income taxes of $202	—	—	—	—	506	506

Total comprehensive income						5,833

Balance, December 31, 2007	$—	$5,971	$81,580	$(547)	$916	$87,920
Issuance of a 10% stock dividend	—	616	10,625	(11,241)	—	—
Payments for fractional shares	—	—	—	(8)	—	(8)
Cash dividend declared ($0.20)	—	—	—	(1,140)	—	(1,140)
Stock Based Compensation Expense	—	—	223	—	—	223
Exercise of 216,967 stock options	—	217	1,459	—	—	1,676
Adoption of EITF 06-04	—	—	—	(169)	—	(169)
Comprehensive income:
Net income	—	—	—	6,570	—	6,570
Other comprehensive income:
Change in unrealized gain on available for sale securities, net of income taxes of $28	—	—	—	—	40	40
Reclassification adjustment for securities gains included in income, net of income taxes of $87	—	—	—	—	130	130

Unrealized gain on available-for-sale securities, net of income taxes of $115	—	—	—	—	—	170

Total comprehensive income	—	—	—	—	—	6,740

Balance, December 31, 2008	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242
Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Cash dividend declared ($0.20)	—	—	—	(1,397)	—	(1,397)
Cash dividends on Series A and B preferred Stock	—	—	—	(173)	—	(173)
Stock Based Compensation Expense	—	—	361	—	—	361
Exercise of 218,523 stock options	—	219	1,466	—	—	1,685
Shares issued through dividend reinvestment plan	—	100	1,609	—	—	1,709
Stock offering expense	—	—	(3)	—	—	(3)
Comprehensive income:
Net income	—	—	—	8,017	—	8,017
Other comprehensive income:
Change in unrealized gain on available for sale securities, net of income taxes of $112	—	—	—	—	168	168
Reclassification adjustment for securities losses included in income, net of income taxes of $190	—	—	—	—	285	285

Net unrealized gain on available-for-sale securities, net of income taxes of $302	—	—	—	—	—	453

Total comprehensive income	—	—	—	—	—	8,470

Balance, December 31, 2009	$—	$7,123	$97,320	$(838)	$1,539	$105,144

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2009	2008	2007

Operating activities:
Net income	$8,017	$6,570	$5,327
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(267)	(608)	(1,028)
Amortization of premiums on securities	1,088	587	876
Loss (gain) on sale of securities	475	(217)	—
Amortization of purchase accounting adjustments	797	1,246	—
Provision for credit losses	5,669	5,157	3,498
Deferred income tax expense (benefit)	(1,670)	(325)	(482)
Depreciation	2,130	1,867	1,486
(Gain) loss on disposal of premises and equipment	(19)	—	18
Loans originated for sale	(93,070)	(74,911)	(71,671)
Proceeds from loans sold	93,806	75,999	71,895
Gain on sale of loans	(1,368)	(1,184)	(1,078)
Stock Option Expense	361	223	743
Increase in cash surrender value of life insurance	(465)	(362)	(216)
Increase in other liabilities	1,649	2,477	974
Increase in other assets	(7,761)	(1,885)	(1,910)

Net cash provided by operating activities	9,372	14,634	8,432
Investing activities:
Purchases of premises and equipment	(3,630)	(4,598)	(6,298)
Retirement of premises and equipment	598	—	—
Purchases of life insurance	(5,114)	(5,509)	—
Purchases of available-for-sale securities	(73,804)	(84,015)	(68,300)
Sales, calls and maturities of available-for-sale securities	60,353	88,898	69,260
Net increase in loans made to customers	(1,718)	(151,414)	(182,954)

Net cash used in investing activities	(23,315)	(156,638)	(188,292)
Financing activities:
Net increase in deposits	101,953	68,010	139,746
Net (decrease) increase in short-term borrowing	(34,504)	50,112	(193)
Cash received from dividend reinvestment plan	1,293	—	—
Proceeds of stock offering	(3)	—	23,974
Payments for fractional shares	(8)	(8)	(9)
Cash dividend paid on common stock	(1,282)	(898)	—
Cash received from exercise of stock options	1,685	1,688	266
Net proceeds from issuance of Series A and B Preferred Stock	15,000	—	—
Repayment of Series A and B Preferred Stock	(15,750)	—	—
Cash dividend paid on preferred stock	(173)	—	—

Net cash provided by financing activities	68,211	118,904	163,784

Increase (decrease) in cash and cash equivalents	54,268	(23,100)	(16,076)
Cash and cash equivalents — beginning of period	20,296	43,396	59,472

Cash and cash equivalents — end of period	$74,564	$20,296	$43,396

Supplemental cash flow information:
Interest paid	$22,142	$29,679	$32,902
Income taxes paid	$6,855	$4,500	$4,803

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

The accounting and reporting policies of Centra Financial Holdings, Inc. and Subsidiaries (“Centra”) conform to U.S. generally accepted accounting principles and to general practices within the banking industry. Centra considers all of its principal activities to be banking related. Centra’s business activities are currently confined to one reportable segment which is community banking. As a community banking entity, Centra offers its customers a full range of products through various delivery channels. The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Management has evaluated all significant events and transactions that occurred after December 31, 2009, but prior to March 10, 2010, the date these financial statements were issued, for potential recognition or disclosure in these financial statements.

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

Other-Than-Temporary Impairments (“OTTI”)

Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with U.S. generally accepted accounting principles, which specifies requirements for recognizing OTTI on debt securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI for debt and equity securities.

A debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

In determining whether other-than-temporary impairment exists for equity securities, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Declines in fair value of available-for-sale equity securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

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

A key element of Centra’s methodology for determining the allowance for loan losses is Centra’s formal credit risk monitoring procedure, which includes credit risk grading of individual commercial loans. Commercial loans are assigned credit risk grades based on the individual borrower’s ability to meet its contractual obligations. Upon detection of the borrower’s inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined. For the remaining loans, historical loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can ensure the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

Loans Held for Sale

Loans held for sale are conforming real estate loans that Centra originated with the intent to sell in the secondary market. The loans are carried at the lower of aggregate cost or estimated fair value.

Other Real Estate Owned

Other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2.3 million and $160,000 as of December 31, 2009 and 2008, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

Rate Lock Commitments

Centra enters into commitments to originate mortgage loans whereby the interest rate on the loans is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans that are intended to be sold are considered to be derivatives. The period of time between issuance of a loan commitment and closing and the sale of the loan generally ranges from thirty to ninety days. Centra protects itself from changes in interest rates through the use of best efforts forward delivery commitments, whereby Centra commits to sell a loan at the time the borrower commits to an interest rate with the intent that the buyer has assumed interest rate risk on the loan. As a result, Centra is not exposed to losses nor will it realize significant gains related to its rate lock commitments due to changes in interest rates. The correlation between the rate lock commitments and the best efforts contracts is very high due to their similarity. Because of this high correlation, no gain or loss occurs on the rate lock commitments. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.

Bank Premises and Equipment

Bank premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Centra depreciates its building, leasehold improvements, and premises; and furniture, fixtures, and equipment over estimated useful lives ranging from 7 to 30 years and 3 to 10 years, respectively.

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

Stock-Based Compensation

Centra has nonqualified and incentive stock option plans for certain key employees and directors. The cost of compensation for stock options is measured at the fair value of the options on the grant date. The fair value is estimated based upon the Black-Scholes option pricing model. Compensation expense is recognized over the period in which the related employee service is rendered, which generally is the vesting period. Accordingly, Centra recognized share-based compensation expense of $361,000 and $223,000 during 2009 and 2008, respectively.

The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share

Basic earnings per share is determined by dividing net income by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. The dilutive effect of stock options, which has declined due to the exercise of stock options, was 396,530 shares in 2009 and 528,076 shares in 2008.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following table summarizes quantitative information about Centra’s significant involvement in unconsolidated VIEs:

	As of December 31, 2009			As of December 31, 2008
	Aggregate	Aggregate	Risk of	Aggregate	Aggregate	Risk of
(Dollars in thousands)	Assets	Liabilities	Loss(1)	Assets	Liabilities	Loss(1)

Trust preferred securities	$20,620	$20,000	$620	$20,620	$20,000	$620

(1)	Represents investment in VIEs.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform with 2009 presentation format. These reclassifications had no effect on stockholders’ equity or net income.

Recent Accounting Pronouncements

In August of 2009, the FASB issued Accounting Standards Update No. 2009-05 (ASU 2009-05), “Fair Value Measurements and Disclosures (ASC topic 820) — Measuring Liabilities at Fair Value” to provide clarification that the fair value measurement of liabilities in which a quoted price in an active market for the identical liability is not available should be developed based on a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the principles of ASC topic 820. ASU 2009-05 also clarifies that there is no requirement to adjust the fair value related to the existence of a restriction that prevents the transfer of the liability and that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The new guidance is effective for interim and annual reporting periods beginning after August 27, 2009, and applies to all fair value measurements of liabilities required by Generally Accepted Accounting Principles (GAAP). Centra adopted ASU 2009-05 on October 1, 2009 as required. The adoption of this guidance did not have a significant impact on Centra’s financial condition or results of operations.

On June 12, 2009, the FASB issued an accounting pronouncement which changes how a company determines when an entity that is not sufficiently capitalized or is not controlled through voting should be consolidated. This pronouncement will require a company to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. The pronouncement is effective for interim periods ending after November 15, 2009. Centra adopted this pronouncement on January 1, 2010 as required. The adoption did not have a significant impact on Centra’s financial condition or results of operations.

On June 12, 2009, the FASB issued an accounting pronouncement that will require additional disclosure about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This pronouncement also eliminates the concept of a “qualifying special-purpose entity”, changes the requirements of derecognizing financial assets, and requires additional disclosures. The pronouncement is effective for interim periods ending after November 15, 2009. Early adoption is prohibited. Centra adopted this pronouncement on January 1, 2010 as required. The adoption did not have a significant impact on Centra’s financial condition or results of operations.

In May 2009, the FASB issued an accounting pronouncement which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The pronouncement was subsequently codified into ASC topic 855, “Subsequent Events.” ASC topic 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. ASC topic 855 was effective for interim periods ending after

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

June 15, 2009. Centra adopted ASC topic 855 during the second quarter of 2009 and this adoption did not have a material impact on Centra’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position to provide additional guidance in determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurement purposes as defined in ASC topic 820, “Fair Value Measurements and Disclosures”. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. Centra adopted this staff position within ASC topic 820 during the second quarter of 2009. The adoption of this staff position did not have a material impact on Centra’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments — Debt and Equity Securities,” to provide guidance in determining whether impairments in debt securities are other-than-temporary and modifies the presentation and disclosures surrounding such instruments. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. Centra adopted this staff position during the second quarter of 2009. No previous other-than-temporary loss recognized prior to the adoption of this staff position was noncredit related, thus no cumulative effect adjustment was required in adopting the accounting provisions contained within ASC topic 320. The adoption of this staff position did not have a material impact on Centra’s financial condition or results of operations.

On April 9, 2009, the FASB issued a staff position, now contained within ASC topic 825, “Financial Instruments,” to require disclosures about the fair value of financial instruments in interim financial statements as well as in annual financial statements. This staff position was effective for interim periods ending after June 15, 2009, but early adoption was permitted for interim periods ending after March 15, 2009. The disclosure provisions of this staff position were adopted during the second quarter of 2009 by Centra and the adoption did not have any impact on Centra’s financial condition or results of operations.

In January 2009, the FASB issued a staff position, now contained within ASC topic 320, “Investments — Debt and Equity Securities,” to eliminate the requirement that an investment holder’s best estimate of cash flows be based upon those that a market participant would use. Instead, ASC topic 320 now requires that an other-than-temporary impairment (OTTI) be recognized as a realized loss through earnings when it is probable that there has been an adverse change in the investment holder’s estimated cash flows from the cash flows previously projected. In addition, ASC topic 320 provides additional guidance emphasizing that investment holders should consider all available information (i.e., past events, current conditions, and expected events) when developing estimates of future cash flows in their OTTI assessments. The guidance was effective for interim and annual reporting periods ending after December 15, 2008. Retroactive application to prior interim or annual reporting periods is not permitted. Centra adopted this staff position on January 1, 2009. The adoption of this staff position did not have a material impact on Centra’s financial condition or results of operations.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 715, “Compensation — Retirement Benefits,” which requires additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan. The objectives of the enhanced disclosures are to provide users of financial statements with an understanding of: how investment allocation decisions are made; the major categories of an employer’s plan assets; the inputs and valuation techniques used to measure the fair value of a plan’s assets; the effect of fair value measurements on plan assets using significant unobservable inputs, and significant concentrations of risk within plan assets. Additionally, ASC topic 715 requires employers to reconcile the beginning and ending balances of plan assets with fair values measured using significant Level 3 unobservable inputs. This reconciliation will require entities to separately present changes during the period that are attributable to actual return on plan assets, purchases, sales and settlements, and transfers in and out of Level 3. The disclosure provisions of ASC topic 715 are required for reporting periods

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

ending after December 15, 2009. Comparative disclosures are not required upon adoption and earlier application is permitted. Centra adopted the provisions of ASC topic 715 in the fourth quarter of 2009 as required and the adoption did not have a material impact on Centra’s financial condition, results of operations, or liquidity.

In December 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 810, “Consolidation,” to require public entities to provide additional disclosures about transfers of financial assets and their involvement with variable interest entities (VIEs). The enhanced disclosures of ASC topic 810 were required for the first reporting period, interim or annual, ending after December 15, 2008. The new disclosure provisions of ASC topic 810 have been adopted by Centra and the adoption did not have any impact on Centra’s financial condition, results of operations, or liquidity.

In March 2008, the FASB issued an accounting pronouncement, now contained within ASC topic 815, “Derivatives and Hedging,” to establish new disclosures intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. The new disclosure requirements were effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The new disclosure provisions of ASC topic 815 have been adopted by Centra and the adoption did not have any impact on Centra’s financial condition, results of operations, or liquidity.

In December 2007, the FASB issued an accounting pronouncement, now contained within ASC topic 805, “Business Combinations,” to establish new requirements to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. The new requirements within ASC topic 805 are effective for business combinations for which the acquisition date is on or after fiscal years beginning after December 15, 2008. Thus, the new requirements within ASC topic 805 had no effect on Centra’s consolidated financial statements.

In December 2007, the FASB issued an accounting pronouncement, now contained within ASC topic 810, “Consolidation,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These new standards were effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Centra adopted the new standards within ASC topic 810 on January 1, 2009. The adoption did not have a material impact on Centra’s consolidated financial statements.

2.	Fair Values of Financial Instruments

Centra uses fair value measures to record adjustments to certain financial assets and liabilities and to determine fair value disclosures. In determining fair value, Centra uses various valuations approaches, including market, income and cost approaches. According to codification of account standards, Fair Value Measurements established a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Bank. Unobservable inputs reflect the Bank’s judgment of the assumptions that market participants would use in pricing an asset or liability.

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

The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2009:

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$97,106	$—	$97,106	$—
State and municipal	32,406	—	32,406	—
Corporate	1,630	—	1,630	—
Equity securities:				—
Financial institution stock	389	389	—	—

Total	$131,531	$389	$131,142	$—

		Fair Value Measurements at
		December 31, 2008 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$81,903	$—	$81,903	$—
State and municipal	33,722	—	33,722	—
Corporate	3,282	—	3,282	—
Equity securities:				—
Financial institution stock	643	643	—	—

Total	$119,550	$643	$118,907	$—

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

Loans held for sale:  Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the year ended December 31, 2009 and 2008, no fair value adjustment was recognized in earnings related to loans held for sale.

Allowance for Credit Losses:  Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments from the underlying collateral on impaired loans are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income. For the year ended December 31, 2009 and 2008, no such fair value adjustment was recognized in earnings that related to the allowance for loan losses allocated to impaired loans.

Other real estate owned:  Other real estate owned (OREO) is measured at the lower of cost or fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Income and expenses from operations and changes in valuation allowance are included in other expense from OREO. For the year ended December 31, no fair value adjustment was recognized in earnings related to OREO.

Goodwill and Core Deposit Intangible:  Goodwill is carried at cost basis and is reviewed annually or more frequently if necessary for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the year ended December 31, no fair value adjustment was recognized in earnings related to goodwill and core deposit intangible.

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The estimated fair values of Centra’s financial instruments are as follows:

	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair

Financial assets:
Cash and cash equivalents	$74,564	$74,564	$20,296	$20,296
Investment securities	131,531	131,531	119,550	119,550
Loans	1,022,852	1,077,091	1,025,212	1,090,055
Loans Held for Sale	2,593	2,593	1,961	1,961
Financial liabilities:
Deposits	$1,114,346	$1,126,781	$1,012,393	$1,013,717
Short-term borrowings	40,781	40,781	75,285	75,285
Long-term debt	20,000	20,000	20,000	20,000

Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

3.	Investment Securities

	Securities Classified as Available-for-Sale
		Gross		Gross Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$95,752	$1,397	$(43)	$97,106
State and municipal	31,253	1,168	(15)	32,406
Corporate	1,572	58	—	1,630
Equity securities:
Financial institution stock	389	—	—	389

Total available-for-sale securities	$128,966	$2,623	$(58)	$131,531

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$79,961	$1,942	$—	$81,903
State and municipal	33,558	416	(252)	33,722
Corporate	3,306	21	(45)	3,282
Equity securities:
Financial institution stock	915	—	(272)	643

Total available-for-sale securities	$117,740	$2,379	$(569)	$119,550

The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The amortized cost and fair value of the available-for-sale securities portfolio as of December 31, 2009 by contractual maturity are shown below:

Amortized Cost

			After 1		After 5
			Year		Years
	Within 1		Through		Through		Over 10
(Dollars in Thousands)	Year	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total

December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$32,045	2.70%	$63,707	1.07%	$—	0.00%	$—		$95,752
State and municipal	857	4.23%	29,559	3.23%	837	4.04%	—		31,253
Corporate	804	3.90%	768	3.87%	—	0.00%	—		1,572
Equity securities:
Financial institution stock	—	0.00%	—	0.00%	—	0.00%	389	0.16%	389

Total available-for-sale securities	$33,706	2.77%	$94,034	1.77%	$837	4.04%	$389	0.16%	$128,966

Fair Value

		After 1	After 5
		Year	Years
	Within 1	Through 5	Through 10	Over 10
	Year	Years	Years	Years	Total

December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$32,712	$64,394	$—	$—	$97,106
State and municipal	869	30,688	849	—	32,406
Corporate	820	810	—	—	1,630
Equity securities:
Financial institution stock	—	—	—	389	389

Total available-for-sale securities	$34,401	$95,892	$849	$389	$131,531

At December 31, 2009 and 2008, investment securities having a carrying value of $108.5 million and $112.1 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2009 and 2008. Ten and Thirty-nine securities are in an unrealized loss position at December 31, 2009 and 2008, respectively. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$15,213	$(43)	$—	$—	$15,213	$(43)
State and municipal	1,275	(15)	—	—	1,275	(15)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$16,488	$(58)	$—	$—	$16,488	$(58)

At December 31, 2008:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	12,355	(252)	—	—	12,355	(252)
Corporate	1,733	(45)	—	—	1,733	(45)
Equity securities:
Financial institution stock	—	—	643	(272)	643	(272)

Total	$14,088	$(297)	$643	$(272)	$14,731	$(569)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent of Centra to sell the security or whether it’s more likely than not that Centra would be required to sell the security before its anticipated recovery in fair value. During 2009, Centra determined that one equity security was other-than-temporarily impaired. Centra recognized the loss and adjusted the investment’s cost basis by $526,000 during 2009, which is included in Security (losses) gains on the Consolidated Statements of Income. No other securities were deemed other-than-temporary impairment during 2009.

As of December 31, 2009 and December 31, 2008, other investments at cost were equal to $2.9 million and $2.0 million, respectively, and consisted of Federal Home Loan Bank stock. The stock is evaluated for impairment quarterly or more frequently as needed. During the later part of 2008, the Federal Home Loan Bank suspended dividends on shares outstanding. While there is not an open market to trade the stock, the par value of the stock has not declined. Centra does not consider Federal Home Loan Bank to be impaired.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

4.	Loans and Allowance for Loan Losses

The following is a detail of total loans outstanding as of December 31:

(Dollars in Thousands)	2009	2008

Commercial	$140,299	$141,584
Real estate, commercial	617,602	601,468
Real estate, mortgage	189,814	194,805
Consumer	75,137	87,355

Total loans	$1,022,852	$1,025,212

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. Activity in the allowance for loan losses follows:

(Dollars in Thousands)	2009	2008	2007

Balance, January 1	$16,367	$13,536	$10,336
Provision	5,686	5,186	3,159
Charge-offs	4,413	2,530	213
Recoveries	370	175	254

Net charge-offs (recoveries)	4,403	2,355	(41)

Balance, December 31	$18,010	$16,367	$13,536

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements. Activity in the allowance for loan losses on lending related commitments follows:

(Dollars in Thousands)	2009	2008	2007

Balance, January 1	$1,477	$1,507	$1,167
Provision	(17)	(30)	340

Balance, December 31	$1,460	$1,477	$1,507

Total impaired assets as of December 31 are summarized as follows:

(Dollars in Thousands)	2009	2008	2007

Impaired loans for which a specific allowance has been provided	$3,044	$—	$—
Impaired loans for which a no specific allowance has been provided	$1,853	3,774	3,095
Other impaired loans for which a specific allowance has been provided	4,702	—	—

Total impaired loans	$9,599	$3,774	$3,095

Average balance of impaired loans	$10,052	$4,967	$1,233

Centra did not have any loans past due ninety days and still accruing interest as of December 31, 2009 and 2008. Non-accrual loans were $7.2 million and $6.8 million as of December 31, 2009 and 2008. Of the total non-accrual loans, four commercial loans for $3.0 million as of December 31, 2009 were deemed impaired due to collateral shortfalls and a specific reserve of approximately $546,000 was applied to the allowance for loan losses. One loan for $4.7 million as of December 31, 2009 was deemed impaired, even though payments were not delinquent, due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in collateral value. Centra applied a specific reserve of

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

$1.9 million for this loan. As of December 31, 2008, there were no associated allowances for impaired loans based on the estimated collateral value. Interest income that would have been recognized on the impaired loans, if they were current under their original terms and the cash basis, in 2009 and 2008 were not material to the financial statements.

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

Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2009, was $18.5 million.

In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectability. All related-party loans were current as of December 31, 2009. The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in Thousands)	2009	2008

Balance, January 1	$71,522	$55,716
New loans	7,038	21,324
Repayments	(2,878)	(5,518)

Balance, December 31	$75,682	$71,522

5.	Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2009	2008

Land	$6,055	$6,055
Building and premises	10,893	10,668
Leasehold improvements	3,685	2,154
Furniture, fixtures, and equipment	11,685	10,942

	32,318	29,819
Accumulated depreciation	(9,956)	(8,373)

Net book value	$22,362	$21,446

Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments,

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2009:

Operating
(Dollars in Thousands)	Leases

Year ending December 31:
2010	$1,347
2011	1,081
2012	1,039
2013	1,005
2014	1,005
Thereafter	5,011

Total minimum lease payments	$10,488

Rent expense was $1.1 million in 2009, $1.3 million in 2008 and $1.1 million in 2007.

Centra leases its main banking facility from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $671,000 in 2009 and 2008 and $658,000 in 2007.

6.	Deposits

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2009 and 2008 were $271.6 million and $265.5 million, respectively.

At December 31, 2009, the scheduled maturities of time deposits are as follows:

(Dollars in Thousands)	Amount

Due in one year	$355,128
Due in one — three years	142,018
Due in three — five years	13,433
Thereafter	—

$510,579

Deposits from related parties approximated $29.0 million at December 31, 2009, and $22.9 million at December 31, 2008.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

7.	Short-term Borrowings

Short-term borrowings primarily consist of corporate deposits held in fed funds purchased and overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

(Dollars in Thousands)	2009	2008	2007

Ending balance	$40,781	$75,285	$25,173
Average balance	46,727	49,969	22,879
Highest month-end balance	71,499	79,618	30,559
Interest expense	291	817	960
Weighted-average interest rate:
End of year	0.54%	0.72%	3.55%
During the year	0.62%	1.64%	4.20%

Centra has a maximum borrowing capacity of $461 million from the Federal Home Loan Bank and $74 million from the Federal Reserve Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $1 million from Wachovia Bank, N.A. and $10 million from CenterState Bank, N.A. through an unsecured line of credit.

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

In June 2006 and December 2004, Centra completed the private placement of $10.0 million Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 2.29% and 1.65%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.

Centra has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. The securities mature in 30 years from the date of issuance. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes.

At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2009		2008
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Centra Financial Statutory Trust I	$10,000	3.22%	$10,000	5.61%
Centra Financial Statutory Trust II	$10,000	2.52%	$10,000	5.36%

Interest paid on long-term borrowings approximated $575,000 in 2009 and $1.1 million in 2008.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

9.	Income Taxes

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2009	2008	2007

Statutory corporate tax rate	35.0%	34.0%	34.0%
Differences in rate resulting from:
State income taxes	3.8	5.5	4.0
Tax exempt interest	(4.3)	(5.2)	(2.6)
Other	(1.1)	(1.2)	(0.1)

Effective income tax rate	33.4%	33.1%	35.3%

Significant components of the provision for income taxes are as follows:

(Dollars in Thousands)	2009	2008	2007

Federal:
Current	$5,527	$3,787	$3,558
Deferred	(2,211)	(1,357)	(916)
State	710	819	262

Income tax expense	$4,026	$3,249	$2,904

The following is a summary of deferred tax assets as of December 31:

(Dollars in Thousands)	2009	2008

Deferred tax assets:
Allowance for loan losses	$7,555	$6,943
Net operating loss carry-forward	301	739
Supplemental retirement plan	1,406	821
Deferred net loan origination fees	483	504
Stock option compensation	577	451
Other-than-temporary impairment loss	204	—
Premises and equipment	24	—
Other	168	115

Deferred tax assets	10,718	9,573
Deferred tax liabilities:
Premises and equipment	—	594
Unrealized gain on available-for-sale securities	995	724
Accretion on available-for-sale securities	113	217
Accounting intangibles related to core deposit intangibles, loans, and fixed assets	1,599	1,967

Deferred tax liabilities	2,707	3,502

Net deferred tax assets	$8,011	$6,071

Centra has federal tax net operating loss carry-forwards for regular tax purposes of $861,000 which will expire in 2026.

Centra has determined that its exposure to tax uncertainties determined in accordance with ASC 740, along with the reserves it has provided for such uncertainties to be immaterial to its financial statements taken as a whole.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

In connection with the adoption of accounting standards codification on uncertain tax positions, Centra has elected to continue its existing accounting of classifying interest and penalties on income tax uncertainties in income tax expense. Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2006 through 2008.

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

(Dollars in Thousands)	2009	2008

Commitments to grant loans	$135,185	$145,497
Unfunded commitments under lines of credit	45,949	46,757
Standby letters of credit	32,782	31,056

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2009 and 2008, Centra has recorded $1.5 million, respectively, as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.

Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2009 and 2008, Centra had $6.6 million and $4.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.

11.	Other Expenses

The following items of other expense exceed one percent of total revenue for the period indicated:

(Dollars in Thousands)	2009	2008	2007

Taxes not on income	$956	$1,173	$1,021
Core deposit intangible amortization	740	740	740

12.	Regulatory Matters

The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2010, Centra has $26.1 million available for dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I Capital to Risk-Weighted Assets, and of Tier I Capital to average assets. Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2009.

As of December 31, 2009 and 2008, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized,” Centra and its banking subsidiary must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.

Centra’s actual capital amounts and ratios are presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2009
Total capital(1)
Consolidated	$120,509	12.2%	$79,217	8.0%	$99,021	10.0%
Bank	116,924	11.8	79,069	8.0	98,837	10.0%
Tier 1(2)
Consolidated	108,048	10.9	39,578	4.0	59,367	6.0
Bank	104,478	10.6	39,538	4.0	59,306	6.0
Tier 1(3)
Consolidated	108,048	8.6	50,431	4.0	63,039	5.0
Bank	104,478	8.3	50,351	4.0	62,939	5.0
As of December 31, 2008
Total capital(1)
Consolidated	$109,857	11.4%	$77,364	8.0%	$96,705	10.0%
Bank	106,824	11.1	77,269	8.0	96,586	10.0%
Tier 1(2)
Consolidated	97,695	10.1	38,691	4.0	58,037	6.0
Bank	94,682	9.8	38,606	4.0	57,909	6.0
Tier 1(3)
Consolidated	97,695	8.2	47,890	4.0	59,862	5.0
Bank	94,682	7.9	47,880	4.0	59,850	5.0

(1)	Ratio represents Total Risk-Based Capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

13.	Federal Reserve Requirements

The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and averaged $3.6 million for the year ended December 31, 2009.

14.	Employee Benefit Plans

The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All employees who attain age twenty-one and complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2009, 2008 and 2007. Centra’s total expense associated with the Plan approximated $350,000 in 2009, $329,000 in 2008 and $317,000 in 2007.

Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements and was $1.6 million in 2009, $1.0 million in 2008 and $195,000 in 2007. The liability for such agreements approximated $3.6 million and $2.1 million at December 31, 2009 and 2008, respectively, and is included in other liabilities in the consolidated balance sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of a life insurance policy on the participating key executive officers. During 2009 and 2008, Centra purchased additional life insurance policies of approximately $5.1 million and $5.5 million, respectively. During the years ended December 31, 2009, 2008 and 2007, the increase in cash surrender value on the policies were of $465,000, $362,000, and $216,000, respectively. The cost of the supplemental retirement plan was more than the cash surrender value by $1.1 million in 2009 and $676,000 in 2008. In 2007, the increase in the cash surrender value on the policies exceeded the cost of the supplemental retirement plan by $21,000.

15.	Stock Compensation Plans

Compensation cost relating to share-based payment transactions is recognized in the financial statements based on the fair value of the equity or liability instruments issued. Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 2.0 million shares of common stock. Centra believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms. All share-based to employees, including grants of stock options, are measured using a fair value based method and the related compensation expense is recorded in the consolidated statement of income. Accordingly, Centra recognized compensation expense of $361,000 in 2009, $223,000 in 2008 and $743,000 in 2007.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

A summary of option activity under the Plan as of December 31, 2009, and the changes during the year ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Outstanding Shares	Shares	Exercise Price	Term — Years	Intrinsic Value

Outstanding at beginning of period	1,254,351	$9.52
Granted	231,500	16.00
Exercised	218,523	7.52
Forfeited	7,023	13.24

Outstanding at end of period	1,260,305	11.04	5.06	11,294,454

Exercisable at end of period	955,587	9.64	3.82	9,903,479

The weighted average estimated fair value of options granted in 2009 was $3.31. Centra did not grant any options in 2008. The total intrinsic value of stock options exercised was $2.7 million in 2009 and $2.2 million in 2008. There were 218,523 stock options exercised in 2009 compared to 216,967 in 2008 and 33,014 in 2007.

Centra used the Black-Scholes option pricing model to calculate the estimated fair value of the options granted in 2009. The weighted-average assumptions used were a risk-free interest rate of 3.6%, volatility of 0.1% and expected dividend rate of 0.2% and a weighted average expected life of options of 7 years for the options granted in 2009. As noted above, Centra did not grant any options in 2008.

As of December 31, 2009, the total unrecognized compensation cost related to non-vested awards was $452,000. The weighted-average exercise price is $15.44 per non-vested option.

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

The carrying amount of goodwill approximated $12 million at December 31, 2009 and 2008. Centra completed its annual assessment of the carrying value of goodwill during 2009 and concluded that its carrying value was not impaired.

The following table summarizes core deposit intangibles as of December 31, 2009 and 2008, which are subject to amortization:

(Dollars in thousands)	2009	2008

Gross carrying amount	$6,024	$6,024
Accumulate amortization	(2,591)	(1,851)

Net core deposit intangible	$3,433	$4,173

During 2009 and 2008, Centra recognized pre-tax amortization expense of $740,000 per year associated with its core deposit intangible assets. The estimated amortization expense for core deposit intangible assets is $740,000 per year for the next five years.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

17.	Parent Company Only Financial Information

Condensed Balance Sheet

	December 31
(Dollars in Thousands)	2009	2008

Assets:
Cash and cash equivalents	$2,649	$2,158
Available-for-sale securities, at estimated fair value (amortized cost of $389 in 2009 and $915 in 2008)	389	643
Investment in second tier bank holding companies	121,574	112,229
Other assets	211	109

Total assets	$124,823	$115,139

Liabilities:
Long-term debt	$20,000	$20,000
Other liabilities	(321)	(103)

Total liabilities	19,679	19,897
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized,7,122,525 and 6,804,084 issued and outstanding on December 31, 2009 and 2008 respectively	7,123	6,804
Additional paid-in capital	97,320	93,887
Retained earnings (deficit)	(838)	(6,535)
Accumulated other comprehensive income	1,539	1,086

Total stockholders’ equity	105,144	95,242

Total liabilities and stockholders’ equity	$124,823	$115,139

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Consolidated Statement of Income

	Year Ended December 31
(Dollars in Thousands)	2009	2008	2007

Income:
Dividends from bank subsidiary	$—	$1,750	$—
Interest and dividends	19	30	24
Security losses	(526)	—	—
Expense:
Interest expense	575	1,094	1,494
Other expenses	20	8	—

Income (loss) before federal income tax and equity in undistributed earnings of subsidiaries	(1,102)	678	(1,470)
Applicable income tax benefit	(425)	(503)	(593)
Equity in undistributed income of subsidiaries	8,694	5,389	6,204

Net income	$8,017	$6,570	$5,327
Dividends and accretion on preferred stock (TARP)	923	—	—

Net income available to common stockholders	$7,094	$6,570	$5,327

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Statement of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2009	2008	2007

Operating activities:
Net income	$8,017	$6,570	$5,327
Adjustments to reconcile net income to net cash
provided by operating activities:
(Decrease) Increase in accrued expenses	(218)	(400)	154
Stock Option Expense	361	223	743
Loss on securities	526	—	—
Equity in undistributed income of subsidiaries	(8,694)	(5,389)	(6,204)

Net cash (used in) provided by operations	(8)	1,004	20
Investing activities:
Net purchases of available-for-sale securities	—	(89)	(3)

Net cash used in investing activities	—	(89)	(3)
Financing activities:
Cash received from dividend reinvestment plan	1,293	—	—
Proceeds of stock offering	(3)	—	24,240
Payments for fractional shares	(8)	(8)	(8)
Cash dividend paid on common stock	(1,282)	(898)	—
Cash received from stock options exercised	1,685	1,688	—
Net proceeds from issuance of Series A and B Preferred Stock	15,000	—	—
Repayment of Series A and B Preferred Stock	(15,750)	—	—
Cash dividends paid on preferred stock and warrants	(173)	—	—
Investment in subsidiaries	(263)	(257)	(24,671)

Net cash provided by (used in) financing activities	499	525	(439)

Net change in cash	491	1,440	(422)
Cash and cash equivalents at beginning of year	2,158	718	1,140

Cash and cash equivalents at end of year	$2,649	$2,158	$718

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

18.	Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2009 and 2008 follows:

	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2009:
Interest income	$16,315	$16,307	$16,233	$16,091
Interest expense	5,836	5,698	5,270	4,908
Net interest income	10,479	10,609	10,963	11,183
Provision for credit losses	404	916	1,186	3,163
Other income	1,540	2,271	2,030	2,036
Other expenses	7,474	8,691	8,430	8,804
Income tax expense	1,370	1,116	1,223	317
Net income	2,771	2,157	2,154	935
Dividends and accretion on Preferred Stock (TARP)	920	3	—	—
Net income available to common stockholders	1,851	2,154	2,154	935
Basic earnings per share	$0.27	$0.31	$0.31	$0.13
Diluted earnings per share	$0.26	$0.30	$0.29	$0.12
Basic weighted average shares outstanding	6,848,841	6,916,999	6,970,533	7,043,786
Diluted weighted average shares outstanding	7,242,410	7,281,880	7,327,725	7,514,265
2008:
Interest income	$17,825	$17,062	$17,377	$17,091
Interest expense	8,169	7,319	7,395	6,516
Net interest income	9,656	9,743	9,982	10,575
Provision for credit losses	638	520	813	3,186
Other income	1,803	1,960	2,020	2,000
Other expenses	8,027	8,250	8,215	8,271
Income tax expense	981	991	945	332
Net income	1,813	1,942	2,029	786
Dividends and accretion on Preferred Stock (TARP)	—	—	—	—
Net income available to common stockholders	1,813	1,942	2,029	786
Basic earnings per share	$0.28	$0.30	$0.30	$0.12
Diluted earnings per share	$0.25	$0.27	$0.27	$0.11
Basic weighted average shares outstanding	6,569,032	6,579,650	6,587,614	6,652,747
Diluted weighted average shares outstanding	7,126,172	7,135,838	7,120,928	7,118,402

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

19.	Subsequent Events

During the first quarter of 2010, Centra offered up to 1.2 million shares of its common stock for sale at a price of $20 per share. Centra will use the proceeds of the offering to provide necessary capital to support the overall growth of the organization. Centra estimated offering expenses to be approximately $46,000.

On February 18, 2010, the Board of Directors of Centra Financial Holdings, parent company of Centra Bank, declared a $0.05 cash dividend to be paid on April 1, 2010 to shareholders of record on March 19, 2010.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

The management of Centra Financial Holdings, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements of Centra Financial Holdings, Inc. have been prepared in accordance with U.S. generally accepted accounting principles and, necessarily include some amounts that are based on the best estimates and judgments of management. The management of Centra Financial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and reporting. -

Management assessed the effectiveness of Centra Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2009 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2009, Centra Financial Holdings, Inc.’s system of internal control over financial reporting is effective based on those criteria.

Centra Financial Holdings, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on Centra’s internal control over financial reporting.

/s/  Douglas J. Leech
Douglas J. Leech
Chief Executive Officer

/s/  Kevin D. Lemley
Kevin D. Lemley
Chief Financial Officer

March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited Centra Financial Holdings, Inc.’s (Centra) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centra’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Centra’s internal control over financial reporting based on our audit.

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

In our opinion, Centra Financial Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 10, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centra Financial Holdings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2010 expressed an unqualified opinion thereon.

Cleveland, Ohio
March 10, 2010

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers of Centra include those persons identified under “Election of Directors” on pages 4 through 5 of Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2010, which section is expressly incorporated by reference. Other Executive Officers are Douglas J. Leech (55), Chairman, President Centra Financial Holdings, Inc., President Centra Bank, Inc. former president Huntington National Bank, West Virginia, Henry M. Kayes, Jr. (42), Vice President of Centra Financial Holdings, Inc., Executive Vice President Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); former Senior Vice President and Martinsburg City Executive with Branch Banking and Trust (“BB&T”); Kevin D. Lemley (55), Vice President, Chief Financial Officer and Treasurer of Centra Financial Holdings, Inc., Senior Vice President and CFO Centra Bank, Inc. (1999 to present); former Senior Vice President and Manager of Statewide Lending and Chief Financial Officer for Huntington National Bank, West Virginia; E. Richard Hilleary (61), Vice President of Centra Financial Holdings, Inc.; Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); former Vice President of Commercial Lending with Huntington National Bank, West Virginia; Karla J. Strosnider (47) Vice President of Centra Financial Holdings, Inc. Senior Vice President, Centra Bank, Inc. (1999 to present); former Assistant Vice President, Operations, One Valley Bank — Morgantown; Timothy P. Saab (53), Vice President and Secretary of Centra Financial Holdings, Inc.; Senior Vice President, Centra Bank, Inc. (1999 to present); former Vice President and Group Executive, Private Financial Group for Huntington National Bank, West Virginia; and John T. Fahey (48) Vice President of Centra Financial Holdings, Inc.; Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); former Marketing Director Huntington National Bank, West Virginia.

All of the above noted officers with the exception of Mr. Kayes all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. In addition, for the discussion of the audit committee financial experts of Centra and other information required by this Item 10, see “Management and Directors” beginning on page 5 of Centra’s definitive proxy statement relating to Centra’s Annual Meeting of Shareholders for 2010, which section is expressly incorporated by reference.

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

See “Executive Compensation and Other Information” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Stockholders for 2010, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See “Ownership of Securities by Directors and Executive Officers” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2010 which section is expressly incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See “Certain Transactions with Directors and Officers and Their Respective Associates” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2010 which section is expressly incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

See “Ratification of Independent Registered Public Accounting Firm” contained in Centra’s definitive Proxy Statement relating to Centra’s Annual Meeting of Shareholders for 2010, which section is expressly incorporated by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements:

The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	74
Consolidated Balance Sheets as of December 31, 2009 and 2008	41
Consolidated Statements of Income for the years ended December 31, 2009, 2008, and 2007	42
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008, and 2007	43
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	44
Notes to the Consolidated Financial Statements	45
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 17 of the Notes to the Consolidated Financial Statements)	67

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

Date: March 10, 2010

By:	/s/ Kevin D. Lemley
Kevin D. Lemley,
SVP-CFO Principal Financial and
Accounting Officer

Date: March 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 10, 2010

/s/ C. Christopher Cluss C. Christopher Cluss	Director	March 10, 2010

/s/ James W. Dailey II James W. Dailey II	Director	March 10, 2010

/s/ Arthur Gabriel Arthur Gabriel	Director	March 10, 2010

/s/ Robert A. McMillan Robert A. McMillan	Director	March 10, 2010

/s/ Michael A. Murray Michael A. Murray	Director	March 10, 2010

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 10, 2010

Signatures	Title	Date

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 10, 2010

/s/ Milan Puskar Milan Puskar	Director	March 10, 2010

/s/ Paul T. Swanson Paul T. Swanson	Director	March 10, 2010

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 10, 2010

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2009.

EXHIBIT INDEX

Exhibit
Number		Description	Exhibit Location

3.1		Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2		Bylaws	Filed herewith
4.1		Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1		Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2		Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.3		Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.4		Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5		Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6		Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.07		Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.08		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.09		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.10		Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.11		Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.
10.12		Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.13		Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.14		Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.15		Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10	.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

Exhibit
Number		Description	Exhibit Location

10	.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.16		Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.17		Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.18		Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.19		Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.20		Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.21		Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.22		Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.23		Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.24		Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.25		Employment and Change-of-Control Agreement with Karla J. Strosnider	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.26		Employment and Change-of-Control Agreement with John T. Fahey	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.27		Employment Agreement of Douglas J. Leech dated January 17, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.28		Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.29		Amendment and Restated Employee and Change-of-Control Agreement with S. Todd Eckels	Form 10-K filed October 16, 2008, and incorporated by reference herein.
10.30		Amendment to Executive Salary Continuation Agreement for John T. Fahey dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.31		Amendment to Executive Salary Continuation Agreement for E. Richard Hilleary dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.32		Amendment to Executive Salary Continuation Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.33		Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.34		Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.35	Amendment to Executive Salary Continuation Agreement for Karla J. Strosnider dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.36	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.37	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.38	Amendment to Executive Salary Continuation Agreement for Douglas J. Leech, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.39	Supplemental Executive Retirement Agreement for John T. Fahey dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.40	Supplemental Executive Retirement Agreement for Kevin D. Lemley dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.41	Supplemental Executive Retirement Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.42	Supplemental Executive Retirement Agreement for Karla J. Strosnider dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.43	Supplemental Executive Retirement Agreement for E. Richard Hilleary dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.44	Supplemental Executive Retirement Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.45	Amendment to Employment Agreement of Douglas J. Leech, Jr.	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.46	Agreement Amending Supplemental Executive Retirement Plan Agreement for Douglas J. Leech, Jr.	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.47	Amendment to Centra Bank, Inc. 2008 Executive Incentive Bonus Plan	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.48	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 8-K filed June 2, 2009 and incorporated by reference herein.
10.49	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 8-K filed June 2, 2009 and incorporated by reference herein.
10.50	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 8-K filed October 30, 2009 and incorporated by reference herein.
12	Statement Re: Computation of Ratios	Filed herewith.
14	Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.

Exhibit
Number	Description	Exhibit Location

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2009 Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on page 74 herein.