Form 10-Q
period 2010-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2010-05-12
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2010
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
Yes ☐ No ☐
     Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
As of April 30, 2010, the number of shares outstanding of the registrant’s only class of common stock was 8,415,370.

Centra Financial Holdings, Inc.
Table of Contents

		Page
Part I.	Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets:
	March 31, 2010 (unaudited) and December 31, 2009	1
	Consolidated Statements of Income (unaudited)
	Three Months ended March 31, 2010 and March 31, 2009	2
	Consolidated Statements of Stockholders’ Equity (unaudited)
	Three Months ended March 31, 2010 and March 31, 2009	3
	Consolidated Statements of Cash Flows (unaudited)
	Three Months ended March 31, 2010 and March 31, 2009	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure of Market Risk	23
Item 4.	Controls and Procedures	23
Part II.	Other Information	23
Item 1.	Legal Proceedings	23
Item 1a.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	(Removed and Reserved)	23
Item 5.	Other Information	23
Item 6.	Exhibits	24

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	March 31	December 31
	2010	2009
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$5,225	$3,961
Interest-bearing deposits in other banks	2,975	1,996
Federal funds sold	121,451	68,607

Total cash and cash equivalents	129,651	74,564

Available-for-sale securities, at fair value (amortized cost of $124,445 at March 31, 2010 and $128,966 at December 31, 2009)	126,601	131,531
Other investment securities, at cost	2,922	2,922

Loans, net of unearned income	1,017,847	1,022,852
Allowance for loan losses	(17,935)	(18,010)

Net loans	999,912	1,004,842

Premises and equipment, net	21,996	22,362
Loans held for sale	2,877	2,593
Goodwill and other intangible assets	15,372	15,557
Other assets	37,866	38,186

Total assets	$1,337,197	$1,292,557

Liabilities
Deposits
Non-interest bearing	$153,644	$155,690
Interest bearing	987,790	958,656

Total deposits	1,141,434	1,114,346

Short-term borrowings	33,939	40,781
Long-term debt	20,000	20,000
Other liabilities	11,994	12,286

Total liabilities	1,207,367	1,187,413

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,397,782 and 7,122,525 issued and outstanding on March 31, 2010 and December 31, 2009, respectively	8,398	7,123
Additional paid-in capital	119,318	97,320
Accumulated earnings (deficit)	795	(838)
Accumulated other comprehensive income	1,319	1,539

Total stockholders’ equity	129,830	105,144

Total liabilities and stockholders’ equity	$1,337,197	$1,292,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Three Months Ended
	March 31
	2010	2009
Interest income
Loans, including fees	$14,552	$15,198
Loans held for sale	20	50
Securities available-for-sale	831	1,064
Interest-bearing bank balances	1	—
Federal funds sold	39	3

Total interest income	15,443	16,315

Interest expense
Deposits	4,410	5,561
Short-term borrowings	44	105
Long-term debt	111	170

Total interest expense	4,565	5,836

Net interest income	10,878	10,479

Provision for credit losses	755	404

Net interest income after provision for credit losses	10,123	10,075

Other income
Service charges on deposit accounts	855	837
Other service charges and fees	666	570
Secondary market income	184	294
Security losses	—	(336)
Other	223	175

Total other income	1,928	1,540

Other expense
Salary and employee benefits	4,586	3,593
Occupancy expense	863	625
Equipment expense	543	581
Advertising	384	305
Professional fees	246	250
Data processing	648	624
Other outside services	213	249
Regulatory assessment	398	189
Other	1,115	1,058

Total other expense	8,996	7,474

Net income before income tax	3,055	4,141

Income tax expense	1,003	1,370

Net income	2,052	2,771

Dividends and accretion on preferred stock and warrants	—	920

Net income available to common stockholders	$2,052	$1,851

Basic earnings per share	$0.27	$0.27
Diluted earnings per share	$0.25	$0.26
Basic weighted-average shares outstanding	7,694,931	6,848,841
Diluted weighted-average shares outstanding	8,148,610	7,242,410
Cash dividends declared per share	$0.05	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2010 and 2009
(Unaudited) (Dollars in Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	(Deficit)Earnings	Income	Total
Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242

Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Exercise of 72,405 stock options	—	73	455	—	—	528
Stock Based Compensation	—	—	40	—	—	40
Cash dividend declared on common stock, $0.05 per share	—	—	—	(347)	—	(347)
Cash dividends on Series A and B Preferred Stock	—	—	—	(170)	—	(170)
Shares issued through dividend reinvestment plan	—	11	107	—	—	118

Comprehensive income:
Net income	—	—	—	2,771	—	2,771
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $190	—	—	—	—	286	286
Reclassification adjustment for net losses included in net income, net of income tax of $(135)	—	—	—	—	(202)	(202)
Net unrealized gain on available-for-sale securities, net of income tax of $55	—	—	—	—	84	84
Total comprehensive income	—	—	—	—	—	2,855

Balance, March 31, 2009	$1	$6,888	$95,238	$(5,031)	$1,170	98,266

Balance, January 1, 2010	$—	$7,123	$97,320	$(838)	$1,539	$105,144

Issuance of shares of common stock	—	1,047	19,827	—	—	20,874
Cash dividend declared on common stock, $0.05 per share	—	—	—	(419)	—	(419)
Stock based compensation expense	—	—	550	—	—	550
Exercise of 203,927 stock options	—	204	1,156	—	—	1,360
Shares issued through dividend reinvestment plan	—	24	465	—	—	489
Comprehensive income:
Net income	—	—	—	2,052	—	2,052
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($159)	—	—	—	—	(220)	(220)

Total comprehensive income	—	—	—	—	—	1,832

Balance, March 31, 2010	$—	$8,398	$119,318	$795	$1,319	$129,830

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in Thousands)

	Three Months Ended
	March 31
	2010	2009
Operating activities
Net income	$2,052	$2,771
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(49)	(70)
Amortization of premiums on securities	303	270
Loss on Impairment and Sale of Investment Securities	—	336
Amortization of purchase accounting adjustments	199	200
Provision for credit losses	755	404
Deferred income tax benefit	(548)	(184)
Depreciation	522	508
Loans originated for sale	(13,072)	(21,623)
Proceeds of loans sold	12,972	20,555
Gain on sale of loans	(184)	(293)
Stock Option Expense	550	40
Increase in cash surrender value of life insurance	(174)	(108)
(Decrease)/increase in other liabilities	(293)	655
Decrease (increase)in other assets	1,170	(1,104)

Net cash provided by operating activities	4,203	2,357

Investing activities
Purchases of premises and equipment	(157)	(873)
Purchases of available-for-sale securities	(5,408)	(29,623)
Sales, calls and maturities of available-for-sale securities	9,675	26,038
Net decrease in loans made to customers	4,162	2,447

Net cash provided by (used in) investing activities	8,272	(2,011)

Financing activities
Net increase in deposits	27,088	14,024
Net decrease in securities sold under agreement to repurchase	(6,842)	(8,798)
Cash received from exercise of stock options	1,360	527
Cash received from dividend reinvestment plan	324	118
Cash payment in lieu of fractional shares	—	(8)
Cash dividends paid on common stock	(191)	(242)
Proceeds of stock offering	20,873	—
Net proceeds from issuance of Series A and B Preferred Stock	—	15,000
Repayment of Series A Preferred Stock	—	(15,000)
Cash dividends paid on preferred stock and warrants	—	(170)

Net cash provided by financing activities	42,612	5,451

Net increase in cash and cash equivalents	55,087	5,797

Cash and cash equivalents — beginning of period	74,564	20,296

Cash and cash equivalents — end of period	$129,651	$26,093

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc.
Notes to Consolidated Financial Statements
Note A — Organization
Centra Bank, Inc. (the Bank or Centra) is a full service commercial bank that was chartered on September 27, 1999, under the laws of the State of West Virginia and commenced operations on February 14, 2000. Centra Financial Holdings, Inc. (Centra) was formed on October 25, 1999, for the purpose of becoming a one-bank holding company to own all of the outstanding stock of Centra Bank.
Management has evaluated all significant events and transactions that occurred after March 31, 2010 and the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2009, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2010 and 2009, stock options outstanding and available for purchase were 1,156,379 and 1,487,377 shares at an average price of $11.16 and $9.16, respectively. For the three months ended March 31, 2010 and 2009, the dilutive effect of stock options was 453,679 and 393,569 shares, respectively.
Note D — Fair Value Measurements
Fair Value Measurements (ASC Topic 820) was issued by the FASB on January 1, 2008, and clarifies the definition of the fair value of certain assets and liabilities as the exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Effective January 1, 2009, Centra implemented, “Fair Value Measurements,” for our nonfinancial assets and liabilities that are re-measured at fair value on a non-recurring basis. In October, 2008, the FASB issued “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active,” which clarifies the treatment for assets in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset.
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
The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

(Unaudited) (Dollars in Thousands)		Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities
Debt securities:
U.S. Government sponsored agencies	$93,896	$—	$93,896	$—
State and municipal	31,261	—	31,261	—
Corporate	1,112	—	1,112	—
Equity securities:
Financial institution stock	332	$332	—	—

Total	$126,601	$332	$126,269	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$97,106	$—	$97,106	$—
State and municipal	32,406	—	32,406	—
Corporate	1,630	—	1,630	—
Equity securities:				—
Financial institution stock	389	389	—	—

Total	$131,531	$389	$131,142	$—

The following table summarizes financial assets, including impaired loans that have been written down and other real estate owned recorded at the lower of cost or market, that were measured at fair value on a nonrecurring basis as of March 31, 2010:

(Unaudited) (Dollars in Thousands)		Fair Value Measurements at March 31, 2010 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$8,147		$1,147	$7,000
Other real estate owned	$2,446		$60	$2,386

(Dollars in Thousands)		Fair Value Measurements at December 31, 2009 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Assets
Impaired loans	$4,136		$1,147	$2,989
Other real estate owned	$2,261		$60	$2,201

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
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles (GAAP.) Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three months ended March 31, 2010, no fair value adjustment was recorded related to loans held for sale.
Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of Centra (Level 2). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the Allowance for Loan Losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as provision for credit losses expense on the Consolidated Statements of Income.
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
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three months ended March 31, 2010 and 2009, no fair value adjustment was recorded.
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
The estimated fair values of Centra’s financial instruments are as follows:

(Dollars in Thousands)	March 31, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$129,651	$129,651	$74,564	$74,564
Investment securities	129,523	129,523	131,531	131,531
Loans	1,017,847	1,069,440	1,022,852	1,077,091
Loans Held for Sale	2,877	2,877	2,593	2,593

Financial liabilities:
Deposits	$1,141,434	$1,163,012	$1,114,346	$1,126,781
Short-term borrowings	33,939	33,939	40,781	40,781
Long-term debt	20,000	20,000	20,000	20,000
Note E — Investment Securities

(Dollars in Thousands)	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

At March 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$92,924	$1,033	$(61)	$93,896
State and municipal	30,066	1,198	(3)	31,261
Corporate	1,066	46	—	1,112
Equity securities:
Financial institution stock	389	—	(57)	332

Total available-for-sale securities	$124,445	$2,277	$(121)	$126,601

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$95,752	$1,397	$(43)	$97,106
State and municipal	31,253	1,168	(15)	32,406
Corporate	1,572	58	—	1,630
Equity securities:
Financial institution stock	389	—	—	389

Total available-for-sale securities	$128,966	$2,623	$(58)	$131,531

At March 31, 2010 and December 31, 2009, investment securities having a carrying value of $106.1 million and $108.5 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2010 and December 31, 2009. Six securities are in an unrealized loss position at March 31, 2010 compared to ten securities at December 31, 2009, respectively. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

(Dollars in Thousands)	Less Than 12 Months		12 Months or More		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

At March 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$20,535	$(61)	$—	$—	$20,535	$(61)
State and municipal	691	(3)	—	—	691	(3)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	332	(57)	—	—	332	(57)

Total	$21,558	$(121)	$—	$—	$21,558	$(121)

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$15,213	$(43)	$—	$—	$15,213	$(43)
State and municipal	1,275	(15)	—	—	1,275	(15)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$16,488	$(58)	$—	$—	$16,488	$(58)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2010, Centra determined that no other-than-temporary impairments existed within the available-for-sale securities portfolio.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.

The fair value of the available-for-sale securities portfolio as of March 31, 2010 and December 31, 2009 by contractual maturity, are shown below:

			Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10	Over 10
(Dollars in Thousands)	year	years	years	years	Total

At March 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$38,614	$55,282	$—	$—	$93,896
State and municipal	1,283	29,395	583	—	31,261
Corporate	308	804	—	—	1,112
Equity securities:
Financial institution stock	—	—	—	332	332

Total	$40,205	$85,481	$583	$332	$126,601

			Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10	Over 10
(Dollars in Thousands)	year	years	years	years	Total

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$32,712	$64,394	$—	$—	$97,106
State and municipal	869	30,688	849	—	32,406
Corporate	820	810	—	—	1,630
Equity securities:
Financial institution stock	—	—	—	389	389

Total	$34,401	$95,892	$849	$389	$131,531

As of March 31, 2010 and December 31, 2009, other investments at cost were equal to $2.9 million and consisted of Federal Home Loan Bank stock. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Centra does not exercise significant influence.
Note F — Recent Accounting Pronouncements
In March 2010, the Financial Accounting Standards Board (“FASB”) issued ASU 2010-10, “Amendments for Certain Investment Funds”, to indefinitely defer the effective date for applying FASB Statement 167, “Amendments to FASB Interpretation No. 46(R)” (included in ASC topic 810, “Consolidation” in the “Variable Interest Entities” subsections), for certain investment funds.
In March 2010, the FASB issued ASU 2010-11, “Derivatives and Hedging (ASC topic 815): Scope Exception Related to Embedded Credit Derivatives”, to address questions raised in practice about the intended breadth of the embedded credit derivative scope exception in ASC topic 815. The amended guidance clarifies that the scope exception does not apply to contracts that contain an embedded credit derivative related to the transfer of credit risk that is not only in the form of subordination of one financial instrument to another. ASU 2010-11 is effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this update. Centra does not expect the adoption of ASU 2010-11 to have a material impact on its consolidated financial statements.
In February 2010, the FASB issued ASU 2010-08, “Technical Corrections to Various Topics.” ASU 2010-08 clarifies guidance on embedded derivatives and hedging. ASU 2010-08 is effective for interim and annual periods beginning after December 15,

2009. Centra adopted ASU 2010-08 on January 1, 2010 as required. The adoption did not have a material impact on Centra’s consolidated financial statements.
In February 2010, the FASB issued an accounting pronouncement that amended the subsequent events pronouncement issued in May 2009. The amendment removed the requirement to disclose the date through which subsequent events have been evaluated. This pronouncement became effective immediately upon issuance and is to be applied prospectively. The adoption of this pronouncement did not have a material impact on Centra’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-06 “Fair Value Measurements and Disclosure” to improve disclosures about fair value measurements which requires new disclosures on transfers into and out of Level 1 and 2 measurements of the fair value hierarchy and requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosures relating to the level of disaggregation and inputs and valuation techniques used to measure fair value. It is effective for the first reporting period (including interim periods) beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. The adoption of this pronouncement did not have a material impact on Centra’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (ASC topic 505): Accounting for Distributions to Shareholders With Components of Stock and Cash — a consensus of the FASB Emerging Issues Task Force.” ASU 2010-01 clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. Centra adopted ASU 2010-01 as required. The adoption did not have a material impact on Centra’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-02, “Consolidation (ASC topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary — a Scope Clarification.” ASU 2010-02 amends ASC subtopic 810-10 to address implementation issues related to changes in ownership provisions, including clarifying the scope of the decrease in ownership and additional disclosures. ASU 2010-02 is effective beginning in the period that an entity adopts Statement 160. If an entity has previously adopted Statement 160, ASU 2010-02 is effective beginning in the first interim or annual reporting period ending on or after December 15, 2009, and should be applied retrospectively to the first period Statement 160 was adopted. Centra adopted ASU 2010-02 on January 1, 2010 as required. The adoption did not have a material impact on Centra’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics — Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance, including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements—subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. Centra adopted ASU 2010-04 during the first quarter of 2010. The adoption did not have a material impact on Centra’s consolidated financial statements.
In January 2010, the FASB issued ASU 2010-05, “Compensation — Stock Compensation (ASC topic 718): Escrowed Share Arrangements and the Presumption of Compensation.” ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation. Centra adopted ASU 2010-05 during the first quarter of 2010. The adoption did not have a material impact on Centra’s consolidated financial statements.
In June 2009, the FASB issued an accounting pronouncement regarding accounting for transfers of financial assets which removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation guidance to these entities. This pronouncement also requires that a transferor recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This pronouncement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009. The adoption of this pronouncement did not have a material impact on Centra’s consolidated financial statements.
In June 2009, the FASB issued a pronouncement regarding consolidation accounting which requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. The pronouncement also requires ongoing reassessments of whether an enterprise is the primary beneficiary; eliminates the quantitative approach previously required for determining the primary beneficiary, and requires enhanced disclosures to provide more transparent information about an enterprise’s involvement in a variable interest entity. This pronouncement must be applied as of the beginning of the first interim and annual period that begins after November 15, 2009. The adoption of this pronouncement did not have a material impact on Centra’s consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. When considering forward-looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of Item 1A of our 2009 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, changes in governmental regulation, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At March 31, 2010 and 2009, or for the three months ended March 31, 2010 and 2009:

	Three Months Ended
	March 31
	2010	2009

Net income to:
Average assets	0.63%	0.92%
Average stockholders’ equity	7.12	10.26
Net interest margin	3.67	3.81

Average stockholders’ equity to average assets	8.92	9.00
Total loans to total deposits (end of period)	89.17	99.58
Allowance for loan losses to total loans (end of period)	1.76	1.59
Allowance for credit losses to total loans (end of period)	1.89	1.73
Efficiency ratio*	71.63	60.65
Capital ratios:
Tier 1 capital ratio	13.39	10.44
Risk-based capital ratio	14.65	11.70
Leverage ratio	10.27	8.39
Cash dividends as a percentage of net income	20.37%	12.43%
Per share data:
Book value per share (end of period)	$15.46	$14.27
Market value per share (end of period)**	$20.00	$16.50
Basic earnings per share	0.27	0.27
Diluted earnings per share	0.25	0.26
Cash dividends per share	0.05	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**	Market value per share is determined for purposes of purchases under its Dividend Reinvestment Plan (the “Plan”). This determination was made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the Plan. Centra’s uses an independent third party because its stock does not trade on an exchange or over-the-counter. This valuation was based primarily on the stock trading multiples of a group of comparable banks. As no other bank is exactly similar to Centra, choosing a comparable group is a very subjective process. Comparable banks were chosen based on having performance, financial characteristics and geography similar to Centra; however, because of Centra’s location and size there are a very limited number of comparable banks. The primary determination of value was based on the price times earnings and/or price as a percent of tangible book value, as appropriate, with other methods of valuation, such as but not limited to, price as a percent of assets, discounted cash flows, known trades, previous stock offerings and other information deemed by the consultant to be appropriate in the circumstance.

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
This discussion and analysis should be read in conjunction with the prior year-end audited financial statements and footnotes thereto included in Centra’s filing on Form 10-K and the ratios, statistics, and discussions contained elsewhere in this Form 10-Q.
Application of Critical Accounting Policies
The accounting and reporting policies of Centra conform to US GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Centra’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2010, which were unchanged from the policies disclosed in Centra’s 2009 Form 10-K.
Results of Operations
Overview of the Statement of Income
Net income available to common stockholders increased 10.86% to $2.1 million for the quarter ended March 31, 2010 compared to $1.9 million in the first quarter of 2009. Excluding the dividends paid on preferred stock and warrants in 2009, these earnings equated to a return on average assets of 0.63% and 0.92% respectively, and a return on average equity of 7.12% and 10.24%, respectively.
Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest-bearing liabilities. Interest-earning assets include loans and investment securities while interest-bearing liabilities include interest-bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for Centra. Net interest income is impacted by changes in market interest rates, as well as changes in the mix and volume of interest-earning assets and interest-bearing liabilities.
Net interest income increased to $10.9 million in the first quarter of 2010 from $10.5 million in the first quarter of 2009. This increase was primarily due to a rise in volume of earning assets.
Centra’s interest bearing assets and liabilities increased during the first quarter of 2010 compared to 2009. The most significant areas of change were federal funds sold, which increased to an average balance of $93.4 million for the quarter ended March 31, 2010, from $734,000 for the quarter ended March 31, 2009, and interest-bearing liabilities which grew to an average of $1.0 billion from $967.6 million for the respective periods. These trends reflect the continued deposit growth of Centra in all operating markets while quality loan demand has decreased in reflection of the overall economy.
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
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by Centra’s consolidated balance sheet. The net interest margin for the quarter ended March 31, 2010 and 2009 was 3.67% and 3.81% respectively. The net interest margin declined as a result of an increase in the average balance of federal funds sold at a rate of 0.17% coupled with a decline in taxable securities from 3.44% as of March 31, 2009 compared to 2.41% as of March 31, 2010. Centra experienced a 71 basis point decline in the yield on interest earning assets and a 67 basis points decrease in the yield on interest bearing liabilities.
The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2010 and March 31, 2009.

(Unaudited)(Dollars in Thousands)	Three Months Ended
	March 31
	2010	2009

Net interest income, GAAP basis	$10,878	$10,479
Tax-equivalent adjustment	213	237

Tax-equivalent net interest income	$11,091	$10,716

Management continuously monitors the effects of net interest margin on the performance of Centra. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost

Assets
Interest-bearing deposits in banks	$4,523	$1	0.06%	$1,309	$1	0.11%
Federal funds sold	93,358	39	0.17	734	3	1.52
Loans held for sale	1,626	20	4.95	4,531	50	4.45
Securities (1)(4):
Taxable	94,570	569	2.41	91,099	782	3.44
Tax exempt	30,314	407	5.45	33,119	439	5.30

Loans (2)(3)(4):
Commercial	747,569	10,311	5.59	732,206	10,500	5.82
Tax exempt	10,108	186	7.47	12,313	215	7.09
Consumer	73,544	1,333	7.29	85,877	1,567	7.40
Real estate	188,746	2,790	5.91	194,939	2,995	6.15
Allowance for loan losses	(19,095)			(16,635)	—	—

Net loans	1,000,872	14,620	5.92	1,008,700	15,277	6.14

Total earning assets	1,225,263	15,656	5.18	1,139,492	16,552	5.89
Cash and due from banks	4,877			19,370
Other assets	80,834			61,022

Total assets	$1,310,974			$1,219,884

Liabilities
Deposits:
Non-interest bearing demand	$144,577	$—		$130,754	$—

NOW	177,858	369	0.84	156,298	331	0.86
Money market checking	251,663	797	1.28	153,113	508	1.35
Savings	44,614	39	0.36	38,226	33	0.35
IRAs	48,137	317	2.67	45,670	409	3.63
CDs	460,144	2,888	2.55	490,176	4,279	3.54
Short-term borrowings	35,842	44	0.50	64,127	105	0.67
Long-term borrowings	20,000	111	2.26	20,000	171	3.46

Total interest-bearing liabilities	1,038,258	4,565	1.78	967,610	5,836	2.45

Other liabilities	11,247			11,741

Total liabilities	1,194,082			1,110,105

Stockholders’ equity
Preferred stock	—			2,843
Common stock	7,696			6,848
Paid-in capital	107,728			104,685
Accumulated (deficit) earnings	(4)			(6,117)
Unrealized gains	1,472			1,520

Total stockholders’ equity	116,892			109,779

Total liabilities and stockholders’ equity	$1,310,974			$1,219,884

Net interest spread			3.40			3.44
Impact of non-interest bearing funds on margin			0.27			0.37

Net interest income margin		$11,091	3.67%		$10,716	3.81%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $230 in 2010 and $213 in 2009.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

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
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $17.9 million, $18.0 million, and $16.2 million as of March 31, 2010, December 31, 2009, and March 31, 2009, respectively, which represents an allowance to total loans of 1.76%, 1.76% and 1.59% at the respective period ends. The allowance for loan losses as of March 31, 2010 decreased slightly by $0.1 million since December 31, 2009, which is due to charge-off activity and management’s assessment of the adequacy of the reserve. The increase in the allowance for loan losses at March 31, 2010 compared to March 31, 2009 was primarily due to deterioration of general economic conditions and the increase in delinquent and non-performing assets from the previous year.
Non-performing assets consist of non-accrual loans and other real estate owned. As of March 31, 2010, total non-performing assets reached $16.8 million compared to $9.5 million as of December 31, 2009. The increase is a result of further deteriorating economic conditions in our markets as well as a rise in other real estate owned. As of March 31, 2010, other real estate owned was $2.4 million compared to $1.2 million as of March 31, 2009.
Total non-performing loans are loans that are in non-accrual status and as of March 31, 2010 reached $14.3 million compared to $7.2 million as of December 31, 2009. Total non-performing loans have increased by $7.1 million since December 31, 2009, which is mostly the result of one loan for $3.8 million that was previously considered impaired but was transferred to non-accrual status during the first quarter 2010 due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in collateral value. Non-accrual loans continue to be concentrated in commercial and real estate loans. Non-accrual commercial loans have increased by $6.2 million to $11.1 million as of March 31, 2010. Non-accrual real estate loans were $2.5 million as of March 31, 2010 compared to $1.8 million as of December 31, 2009. As a result of these increases, Centra’s allowance as a percent of non-performing loans has dropped to 125% at March 31, 2010 from 173% at December 31, 2009.
As of March 31, 2010, total impaired commercial loans reached $26.1 million, which include commercial non-accrual loans of $11.1 million and six loans for $15.0 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $25.7 million required specific reserves due to shortfalls in collateral value. Centra reserved $6.8 million for impaired loans as of March 31, 2010. As of December 31, 2009, total impaired commercial loans were $9.6 million, which include commercial non-accrual loans of $4.9 million and one loan for $4.7 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.7 million required a specific reserve as of December 31, 2009. Centra reserved $2.5 million for impaired loans as of December 31, 2009.
During the first quarter 2010, Centra renegotiated terms of several loans with current balances of $14.7 million for economic or legal reasons due to the financial difficulties of the borrower. Most of these loans were either in non-accrual status or deemed impaired due to management’s expectation that the obligation would not be met. Two renegotiated loans for $544,000 were current and not considered impaired. Centra did not have any renegotiated loans as of December 31, 2009.
Accruing loans past due 30 days or more have increased by $1.6 million since December 31, 2009 to $8.1 million as of March 31, 2010. Only 0.79% and 0.64% of Centra’s total loan portfolio were past due 30 days or more as of March 31, 2010 and December 31, 2009, respectively. Commercial loans past due 30 days or more make up 34.8% or $2.8 million of the total loan delinquencies. Consumer loans past due 30 days or more make up 28.8% or $2.3 million of the total loan delinquencies. Real estate loans past due 30 days or more make up 36.4% or $3.0 million of the total loan delinquencies.
In determining the allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. Of the $17.9 million allowance for loan losses recorded on March 31, 2010, $12.6 million is allocated to commercial loans, $2.0 million is allocated to consumer loans, and $3.3 million is allocated to real estate loans. A specific reserve of $6.8 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the

$18.0 million allowance for loan losses recorded on December 31, 2009, $11.6 million is allocated to commercial loans, $2.3 million is allocated to consumer loans, and $4.1 million is allocated to real estate loans. A specific reserve of $2.5 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the $16.2 million recorded on March 31, 2009, $9.5 million is allocated to commercial loans, $2.6 million is allocated to consumer loans, and $4.1 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of March 31, 2009.
The increase in the allowance for commercial loan losses at March 31, 2010 from the previous periods is most notably due to a rise in specific reserves and the inherent risk within the portfolio. As noted above, Centra identified twenty-three loans totaling $25.7 million that were considered impaired and resulted in an additional allowance of $6.8 million as of March 31, 2010. Additionally, the historical loss factor has increased from prior periods as Centra has experienced a higher level of losses since March 31, 2009. For the three months ended March 31, 2010, total charge-offs reached $1.1 million compared to $0.6 million from the previous year. Centra’s charge-off levels continue to hold below peer levels. Centra’s net charge-offs as a percent of average loans were 0.39% during through the first three months of 2010 while according to the FDIC’s Fourth Quarter 2009 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percent of average loans of 2.35%.
The allowance for consumer loan losses has decreased at March 31, 2010 from the prior periods in line with the decline in the outstanding loan balances, which were $72.3 million as of March 31, 2010, $75.1 million as of December 31, 2009 and $83.9 million as of March 31, 2009. The allowance for real estate loan losses has also decreased at March 31, 2010 from the prior periods in reflection of the decline in the outstanding loan balances, which were $188.6 million as of March 31, 2010 and $189.8 million as of December 31, 2009 and $194.0 million as of March 31, 2009.
Management records the provision for loan losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk. The provision for loan losses for the quarters ended March 31, 2010 and 2009 was $0.9 million and $0.4 million, respectively. The provision for loan losses has increased during the first quarter 2010 due to a rise in impaired loans, which required a larger specific reserve, and higher loss percentages compared to the first quarter 2009.
Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(Dollars in Thousands)	2010	2009

Allowance for loan losses
Balance, beginning of period	$18,010	$16,367

Loan charge-offs	(1,106)	(581)
Loan recoveries	126	24

Net charge-offs	(980)	(557)

Provision for loan losses	905	392

Balance, end of period	$17,935	$16,202

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31	December 31
(Dollars in Thousands)	2010	2009

Nonaccrual loans:
Commercial	$11,145	$4,897
Real Estate	2,549	1,848
Consumer	618	452

Total nonaccrual loans	14,312	7,197
Other real estate, net	2,446	2,261

Total non-performing assets	$16,758	$9,458

Accruing loans past due 30 days or more	$8,068	$6,539
Non-performing loans as a % of total loans	1.41%	0.92%
Allowance for loan losses as a % of non-performing loans	125%	173%
Allowance for loan losses as a % of total loans	1.76%	1.76%
Allowance for credit losses as a % of total loans	1.89%	1.90%

Loans are placed on nonaccrual automatically when they become 90-days delinquent or earlier if designated by management that due to certain facts and circumstances the collectability of total contractual principal and interest is in doubt. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Centra did not have any loans over 90 days past due and still accruing as of March 31, 2010 and December 31, 2009.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	March 31
(Dollars in Thousands)	2010	2009

Balance, beginning of period	$1,460	$1,477
(Recovery of) provision for loss	(150)	12

Balance, end of period	$1,310	$1,489

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of Centra’s noninterest income. Noninterest income totaled $1.9 million in the first quarter of 2010 compared to $1.5 million in the first quarter of 2009. This increase is mainly driven by the other-than-temporary impairment loss recognized during the first quarter 2009. During the first quarter 2010, Centra evaluated the investment portfolio and determined that other-than-temporary impairment loss was not required.
Service charges on deposit accounts increased to $855,000 in the first quarter of 2010 from $837,000 in the first quarter of 2009. This growth was the direct result from the corresponding increase in deposit accounts. Similarly, other service charges and fees increased to $666,000 in the first quarter of 2010 from $570,000 in the first quarter of 2009. This increase resulted from the overall growth of accounts in the deposit portfolio of Centra.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $184,000 from such fees in the first quarter of 2010 compared to $294,000 in the first quarter of 2009. This decrease is the result of a decline in secondary market loan origination volume compared to the first quarter of 2009.
Other income increased to $223,000 in the first quarter of 2010 from $175,000 in the first quarter of 2009. Other income increased as a result of growth within our investment services area.
Noninterest Expense
For the first quarter of 2010, noninterest expense totaled $9.0 million compared to $7.5 million in the first quarter of 2009. Centra’s efficiency ratio was 71.63% for the first quarter of 2010 compared to 60.65% for the first quarter of 2009. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.
Salaries and benefits totaled $4.6 million for the quarter ended March 31, 2010, compared to $3.6 million for the quarter ended March 31, 2009. Centra had 246 full-time equivalent personnel as of March 31, 2010, compared to 232 full-time equivalent personnel as of March 31, 2009. In addition to the growth in personnel, salaries and benefits expense also increased due to a rise in stock option expense related to options granted during the third quarter 2009 and first quarter 2010. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the quarters ended March 31, 2010 and 2009, occupancy expense totaled $863,000 and $625,000, respectively. The increase in occupancy expense is primarily the net result of a facilities move in the Martinsburg, West Virginia market during the first quarter 2009.

Equipment expense totaled $543,000 in the first quarter of 2010 compared to $581,000 for the first quarter of 2009. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $367,000 for the quarter ended March 31, 2010, and $379,000 for the quarter ended March 31, 2009. Equipment depreciation reflects Centra’s commitment to technology including investments that improve service delivery channels to our customers and operational efficiency.
Advertising costs totaled $384,000 in the first quarter of 2010 compared to $305,000 in the first quarter of 2009. Centra believes the current marketing approach will continue to result in increased market awareness of the Centra name and customer service philosophy.
Professional fees totaled $246,000 in the first quarter of 2010 compared to $250,000 in the first quarter of 2009. This expense remained consistent from prior year and includes legal, accounting and consulting fees paid related to Company operations.
Data processing costs totaled $648,000 in the first quarter of 2010 compared to $624,000 in the first quarter of 2009. Data processing costs have increased in correlation to the number of deposit and loan accounts and the continued branch expansion.
Other outside services totaled $213,000 in the first quarter of 2010 compared to $249,000 in the first quarter of 2009. This decrease is primarily due to a decline in correspondent bank fees.
Regulatory assessment expense totaled $398,000 in the first quarter of 2010 compared to $189,000 in the first quarter of 2009. The FDIC has increased the deposit insurance assessment rates in order to recapitalize the regulatory insurance funds, which accounts for the rise in regulatory assessment expense.
Other operating expense totaled $1.1 million in the first quarter of 2010 compared to $1.0 million in the first quarter of 2009. Centra experienced a marginal increase in other operating expenses and most related expense categories remained fairly consistent with the prior period.
Income Tax Expense
Centra incurred income tax expense of $1.0 million in the first quarter of 2010 compared to $1.4 million for the first quarter of 2009. Centra’s income tax expense has decreased over the prior year due to a decline in net income before tax. The effective tax rate for the first quarter of 2010 and 2009 was 32.83% and 33.08%, respectively.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.63% and 7.12% for the first quarter of 2010 compared to 0.92% and 10.26% for the first quarter of 2009. These measures have decreased compared to the prior period reflecting Centra’s asset and equity growth, which is most notable due to a stock offering completed during the first quarter 2010.
Centra is considered well capitalized under regulatory and industry standards of risk-based capital.
Financial Condition
Overview of the Consolidated Balance Sheet
Total assets at March 31, 2010, were $1.3 billion or an increase of $44.6 million since December 31, 2009. Cash and cash equivalents have increased due to the stock offering completed during the first quarter as well as an improved liquidity position of Centra.
Deposits totaled $1.1 billion at March 31, 2010, or an increase of $27.0 million since December 31, 2009. Short-term borrowings totaled $33.9 million at March 31, 2010, and have decreased $6.8 million since December 31, 2009.
Stockholders’ equity was $129.8 million at March 31, 2010, or an increase of approximately $24.7 million from December 31, 2009, primarily due to the stock offering completed during the first quarter, Centra’s net income recognized for the first quarter 2010 and as a result of the equity received from the exercise of certain stock options and stock purchased through the dividend reinvestment plan.
Cash and Cash Equivalents
Cash and cash equivalents totaled $129.7 million as of March 31, 2010, compared to $74.6 million as of December 31, 2009, or an increase of $55.1 million. The increase is mostly due to deposit growth as well as the net cash of $20.9 million raised through the stock offering.

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
Investment Securities
Investment securities totaled $126.6 million as of March 31, 2010, and $131.5 million as of December 31, 2009. This decrease of $4.9 million from year-end is due to the call or maturity of several bonds during the first quarter 2010.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities and corporate stock. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of growing the bank as well as interest rate risk management. At March 31, 2010, the amortized cost of Centra’s investment securities totaled $124.4 million, resulting in unrealized appreciation in the investment portfolio of $2.2 million and a corresponding increase in Centra’s equity of $1.3 million, net of deferred income taxes.
As of March 31, 2010, Centra evaluated all investment securities with unrealized losses for impairment. Centra did not recognize any other-than-temporary impairment losses on the investment portfolio during the first quarter 2010.
Other investments totaled $2.9 million as of March 31, 2010 and December 31, 2009. Other investments are carried at cost and include Federal Home Loan Bank stock.
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
Loans
Centra’s lending is primarily focused in the north central and eastern panhandle regions of West Virginia, Southwestern Pennsylvania and Hagerstown, Maryland. Areas of focus consist primarily of commercial lending, retail lending, which include single-family residential mortgages, and consumer lending.
The following table details total loans outstanding as of:

(Dollars in Thousands)	March 31	December 31
	2010	2009

Commercial	$142,807	$140,299
Real estate, commercial	614,133	617,602
Real estate, residential mortgage	188,639	189,814
Consumer	72,268	75,137

Total loans	$1,017,847	$1,022,852

Commercial real estate loans constitute the largest component of the lending portfolio, which is consistent with the nature of our market.
Loan Concentration
With the significant commercial loan balances, Centra has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.

Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, reaching $1.1 billion at March 31, 2010.
Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2010, Non-interest bearing deposits totaled $153.6 million compared to $155.7 million at December 31, 2009. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest bearing deposits totaled $987.8 million at March 31, 2010, compared to $958.7 million at December 31, 2009. Average interest-bearing liabilities totaled $1.0 billion during the first quarter of 2010 compared to $967.6 million for the first quarter of 2009. Average non-interest bearing demand deposits totaled $144.6 million for the first quarter of 2010 compared to $130.8 million for the first quarter of 2009. Management will continue to emphasize deposit growth in 2010 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At March 31, 2010, short-term borrowings totaled $33.9 million compared to $40.8 million at December 31, 2009.
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
Capital/Stockholders’ Equity
On February 18, 2010, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s ninth cash dividend on Centra common stock. Payable on April 1, 2010, $0.05 per share was distributed to shareholders of record on March 19, 2010.
During the first quarter of 2010, Centra offered up to 1.2 million shares of its common stock for sale at a price of $20 per share. Through the sale, Centra sold over 1.0 million shares and raised net capital of $20.9 million. Centra will use the proceeds of the offering to provide necessary capital to support the overall growth of the organization.
At March 31, 2010, accumulated other comprehensive income totaled $1.3 million compared to $1.5 million at December 31, 2009. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2010, Centra Bank has $27.8 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2009 Form 10-K. At March 31, 2010, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $31.7 million and $32.8 million at March 31, 2010 and December 31, 2009, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2010 and December 31, 2009, was $140.4 million and $135.2 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at March 31, 2010 and December 31, 2009, was $45.9 million and $45.9 million, respectively. At March 31, 2010 and December 31, 2009, Centra has recorded $1.3 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2010 and 2009, Centra had $8.2 million and $6.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of Centra shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2010, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2010.
(Dollars in Thousands)

Immediate Interest Rate Change	Estimated Increase
(in Basis Points)	(Decrease) in Net Interest Income

300	$(2,733)	(6.28%)
200	(2,007)	(4.61%)
100	(1,055)	(2.42%)
-100	(1,843)	(4.23%)
Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Centra, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in Centra’s internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect Centra’s internal control over financial reporting.
Part II. Other Information
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2009, filing on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Centra does not currently have a stock repurchase program.
Item 3. Defaults Upon Senior Securities
None
Item 4. (Removed and Reserved)
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

May 10, 2010	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Darren K. Williams
Darren K. Williams
Chief Financial Officer