Form 10-Q
period 2010-06-30
CENTRA FINANCIAL HOLDINGS INC
filed 2010-08-13
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended JUNE 30, 2010
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
As of August 3, 2010, the number of shares outstanding of the registrant’s only class of common stock was 8,424,188.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Per Share Data)

	June 30	December 31
	2010	2009
	(Unaudited)	(Note B)
Assets
Cash and due from banks	$5,892	$3,961
Interest-bearing deposits in other banks	7,610	1,996
Federal funds sold	128,471	68,607

Total cash and cash equivalents	141,973	74,564

Available-for-sale securities, at fair value (amortized cost of $152,838 at June 30, 2010 and $128,966 at December 31, 2009)	154,958	131,531
Other investment securities, at cost	2,922	2,922

Loans, net of unearned income	1,006,117	1,022,852
Allowance for loan losses	(18,071)	(18,010)

Net loans	988,046	1,004,842

Premises and equipment, net	21,536	22,362
Loans held for sale	4,198	2,593
Goodwill and other intangible assets	15,187	15,557
Other assets	40,831	38,186

Total assets	$1,369,651	$1,292,557

Liabilities
Deposits
Non-interest bearing	$158,457	$155,690
Interest bearing	1,016,293	958,656

Total deposits	1,174,750	1,114,346

Short-term borrowings	32,996	40,781
Long-term debt	20,000	20,000
Other liabilities	10,078	12,286

Total liabilities	1,237,824	1,187,413

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,422,373 and 7,122,525 issued and outstanding on June 30, 2010 and December 31, 2009, respectively	8,422	7,123
Additional paid-in capital	119,584	97,320
Accumulated earnings (deficit)	2,524	(838)
Accumulated other comprehensive income	1,297	1,539

Total stockholders’ equity	131,827	105,144

Total liabilities and stockholders’ equity	$1,369,651	$1,292,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income
(Unaudited) (Dollars in Thousands Except Per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2010	2009	2010	2009
Interest income
Loans, including fees	$28,981	$30,429	$14,429	$15,231
Loans held for sale	48	99	28	49
Securities available-for-sale	1,657	2,089	826	1,025
Interest-bearing bank balances	1	1	—	1
Federal funds sold	111	4	72	1

Total interest income	30,798	32,622	15,355	16,307

Interest expense
Deposits	8,623	11,021	4,213	5,460
Short-term borrowings	94	184	50	79
Long-term debt	226	329	115	159

Total interest expense	8,943	11,534	4,378	5,698

Net interest income	21,855	21,088	10,977	10,609

Provision for credit losses	1,570	1,320	815	916

Net interest income after provision for credit losses	20,285	19,768	10,162	9,693

Other income
Service charges on deposit accounts	1,908	1,760	1,053	923
Other service charges and fees	1,393	1,214	727	644
Secondary market income	388	786	204	492
Security losses	—	(336)	—	—
Other	538	387	315	212

Total other income	4,227	3,811	2,299	2,271

Other expense
Salary and employee benefits	9,081	7,482	4,495	3,889
Occupancy expense	1,617	1,280	754	655
Equipment expense	1,096	1,163	553	582
Advertising	895	691	511	386
Professional fees	483	481	237	231
Data processing	1,312	1,263	664	639
Other outside services	483	515	270	266
Regulatory assessment	835	1,137	437	948
Other	2,154	2,153	1,039	1,095

Total other expense	17,956	16,165	8,960	8,691

Net income before income tax	6,556	7,414	3,501	3,273

Income tax expense	2,146	2,486	1,143	1,116

Net income	4,410	4,928	2,358	2,157

Dividends and accretion on preferred stock and warrants	—	923	—	3

Net income available to common stockholders	$4,410	$4,005	$2,358	$2,154

Basic earnings per share	$0.55	$0.58	$0.28	$0.31
Diluted earnings per share	$0.52	$0.55	$0.27	$0.30
Basic weighted-average shares outstanding	8,056,398	6,883,108	8,413,893	6,916,999
Diluted weighted-average shares outstanding	8,436,077	7,262,333	8,719,571	7,281,880
Cash dividends declared per share	$0.13	$0.10	$0.08	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements Stockholders’ Equity
For the Six Months Ended June 30, 2010 and 2009
(Unaudited) (Dollars in Thousands)

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
	Stock	Stock	Capital	(Deficit)Earnings	Income	Total
Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242

Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Exercise of 96,813 stock options	—	97	636	—	—	733
Stock Based Compensation	—	—	68	—	—	68
Cash dividend declared on common stock, $0.10 per share	—	—	—	(691)	—	(691)
Cash dividends on Series A and B Preferred Stock	—	—	—	(173)	—	(173)
Sale of shares issued through dividend reinvestment plan	—	35	457	—	—	492
Comprehensive income:
Net income	—	—	—	4,928	—	4,928
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $265	—	—	—	—	397	397
Reclassification adjustment for net losses included in net income, net of income tax of $(135)	—	—	—	—	(202)	(202)

Net unrealized gain on available-for-sale securities, net of income tax of $130	—	—	—	—	195	195

Total comprehensive income	—	—	—	—	—	5,123

Balance, June 30, 2009	$—	$6,936	$95,048	$(3,221)	$1,281	$100,044

Balance, January 1, 2010	$—	$7,123	$97,320	$(838)	$1,539	$105,144

Issuance of shares of common stock	—	1,034	19,580	—	—	20,614
Cash dividend declared on common stock, $0.13 per share	—	—	—	(1,048)	—	(1,048)
Stock based compensation expense	—	—	545	—	—	545
Exercise of 221,768 stock options	—	222	1,318	—	—	1,540
Shares issued through dividend reinvestment plan	—	43	821	—	—	864
Comprehensive income:
Net income	—	—	—	4,410	—	4,410

Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($173)	—	—	—	—	(242)	(242)

Total comprehensive income	—	—	—	—	—	4,168

Balance, June 30, 2010	$—	$8,422	$119,584	$2,524	$1,297	$131,827

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited) (Dollars in Thousands)

	Six Months Ended
	June 30
	2010	2009
Operating activities
Net income	$4,410	$4,928
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(77)	(136)
Amortization of premiums on securities	670	544
Loss on Impairment and Sale of Investment Securities	—	336
Amortization of purchase accounting adjustments	398	399
Provision for credit losses	1,570	1,320
Deferred income tax benefit	(799)	(478)
Depreciation	1,096	1,019
Loans originated for sale	(25,006)	(58,863)
Proceeds from loans sold	23,789	56,335
Gain on sale of loans	(388)	(786)
Stock Option Expense	545	68
Increase in cash surrender value of life insurance	(381)	(224)
(Decrease)/increase in other liabilities	(2,208)	937
Decrease (increase)in other assets	472	(1,720)

Net cash provided by operating activities	4,091	3,679

Investing activities
Purchases of premises and equipment	(272)	(1,620)
Purchase of life insurance	(2,008)	—
Purchases of available-for-sale securities	(44,346)	(32,848)
Sales, calls and maturities of available-for-sale securities	19,880	29,717
Net decrease(increase) in loans made to customers	15,200	(8,987)

Net cash used in investing activities	(11,546)	(13,738)

Financing activities
Net increase in deposits	60,404	58,358
Net decrease in securities sold under agreement to repurchase	(7,785)	(40,647)
Cash received from exercise of stock options	1,540	733
Cash received from dividend reinvestment plan	509	369
Cash payment in lieu of fractional shares	—	(8)
Cash dividends paid on common stock	(418)	(589)
Proceeds of stock offering	20,614	—
Net proceeds from issuance of Series A and B Preferred Stock	—	15,000
Repayment of Series A Preferred Stock	—	(15,750)
Cash dividends paid on preferred stock and warrants	—	(173)

Net cash provided by financing activities	74,864	17,293

Net increase in cash and cash equivalents	67,409	7,234

Cash and cash equivalents — beginning of period	74,564	20,296

Cash and cash equivalents — end of period	$141,973	$27,530

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
Management has evaluated all significant events and transactions that occurred after June 30, 2010 and the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ significantly from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2009, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At June 30, 2010 and 2009, stock options outstanding and available for purchase were 1,225,434 and 1,139,876 shares at an average price of $13.19 and $9.60, respectively. The calculation of basic and diluted earnings per common share was a follows:
(Dollars in Thousands except for per Share Data)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income	$4,410	$4,928	$2,358	$2,157
Dividends and accretion on preferred stock and warrants	—	923	—	3

Net income available to common stockholders	$4,410	$4,005	$2,358	$2,154

Weighted-average common shares outstanding	8,056,398	6,883,108	8,413,893	6,916,999
Effect of potentially dilutive common shares	379,679	379,225	305,678	364,881

Total weighted-average common shares outstanding	8,436,077	7,262,333	8,719,571	7,281,880

Earnings per Share
Basic	$0.55	$0.58	$0.28	$0.31
Diluted	$0.52	$0.55	$0.27	$0.30

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
The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009:
(Unaudited) (Dollars in Thousands)

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities
Debt securities:
U.S. Government sponsored agencies	$122,558	$—	$122,558	$—
State and municipal	30,911	—	30,911	—
Corporate	1,089	—	1,089	—
Equity securities:
Financial institution stock	400	400	—	—

Total	$154,958	$400	$154,558	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$97,106	$—	$97,106	$—
State and municipal	32,406	—	32,406	—
Corporate	1,630	—	1,630	—
Equity securities:				—
Financial institution stock	389	389	—	—

Total	$131,531	$389	$131,142	$—

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
The following table summarizes financial assets, including impaired loans that have been written down and other real estate owned recorded at the lower of cost or market, that were measured at fair value on a nonrecurring basis as of June 30, 2010:
(Unaudited) (Dollars in Thousands)

Fair Value Measurements at June 30, 2010 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$15,572	—	$1,147	$14,425
Other real estate owned	$3,124	—	$60	$3,064
(Dollars in Thousands)

Fair Value Measurements at December 31, 2009 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$7,197	—	$1,147	$6,050
Other real estate owned	$2,261	—	$60	$2,201
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles (GAAP.) Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the six months ended June 30, 2010, no fair value adjustment was recorded related to loans held for sale.
Impaired loans: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. When the fair value of the collateral is based on an observable market price or a current appraised value, Centra records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, Centra records the impaired loan as nonrecurring Level 3.
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
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Appraisals for property may be conducted on the property and are based on consideration of comparable property sales (Level 2). Some valuations may require some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3).Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the six months ended June 30, 2010 and 2009, no indication of impairment noted.
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
The estimated fair values of Centra’s financial instruments are as follows:
(Dollars in Thousands)

	June 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$141,973	$141,973	$74,564	$74,564
Investment securities	154,958	154,958	131,531	131,531
Loans	1,006,117	1,054,785	1,022,852	1,077,091
Loans Held for Sale	4,198	4,198	2,593	2,593

Financial liabilities:
Deposits	$1,174,750	$1,179,465	$1,114,346	$1,126,781
Short-term borrowings	32,996	32,996	40,781	40,781
Long-term debt	20,000	20,000	20,000	20,000
Note E — Investment Securities
(Dollars in Thousands)

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
At June 30, 2010:
Debt securities:
U.S. Government sponsored agencies	$121,481	$1,077	$—	$122,558
State and municipal	29,835	1,079	(3)	30,911
Corporate	1,062	27	—	1,089
Equity securities:
Financial institution stock	460	—	(60)	400

Total available-for-sale securities	$152,838	$2,183	$(63)	$154,958

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$95,752	$1,397	$(43)	$97,106
State and municipal	31,253	1,168	(15)	32,406
Corporate	1,572	58	—	1,630
Equity securities:
Financial institution stock	389	—	—	389

Total available-for-sale securities	$128,966	$2,623	$(58)	$131,531

As of June 30, 2010 and December 31, 2009, other investments at cost were $2.9 million and consisted of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
At June 30, 2010 and December 31, 2009, investment securities having a carrying value of $121.8 million and $108.5 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at June 30, 2010 and December 31, 2009. Three securities are in an unrealized loss position as of June 30, 2010 compared to ten securities at December 31, 2009, respectively. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.
(Dollars in Thousands)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
At June 30, 2010:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	692	(3)	—	—	692	(3)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	400	(60)	—	—	400	(60)

Total	$1,092	$(63)	$—	$—	$1,092	$(63)

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$15,213	$(43)	$—	$—	$15,213	$(43)
State and municipal	1,275	(15)	—	—	1,275	(15)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$16,488	$(58)	$—	$—	$16,488	$(58)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2010, Centra determined that no other-than-temporary impairments existed within the available-for-sale securities portfolio.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.
The fair value of the available-for-sale securities portfolio as of June 30, 2010 and December 31, 2009 by contractual maturity, are shown below:
(Dollars in Thousands

	Fair Value Due:
		After 1	After 5
		year	years
	Within 1	through 5	through	Over 10
	year	years	10 years	year	Total
At June 20, 2010:
Debt Securities:
U.S. Government sponsored agencies	$48,207	$74,351	$—	$—	$122,558
State and municipal	2,258	28,214	439	—	30,911
Corporate	821	268	—	—	1,089
Equity Securities:
Financial institution stock	—	—	—	400	400

Total	$51,286	$102,833	$439	$400	$154,958

(Dollars in Thousands

	Fair Value Due:
		After 1	After 5
		year	years
	Within 1	through 5	through	Over 10
	year	years	10 years	year	Total
At December 31, 2009:
Debt Securities:
U.S. Government sponsored agencies	$32,712	$64,394	$—	$—	$97,106
State and municipal	869	30,688	849	—	32,406
Corporate	820	810	—	—	1,630
Equity Securities:
Financial institution stock	—	—	—	389	389

Total	$34,401	$95,892	$849	$389	$131,531

Note F — Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to fair value measurements including 1) significant transfers in and out of Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, and 2) activity in Level 3 of the fair value hierarchy including separate gross presentation of purchase, sales, issuances and settlements. ASU 2010-06 also clarifies that 1) disclosures should be presented for each class of assets and liabilities (rather than major category), 2) disclosures should include the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring measurements included in Level 2 or Level 3 of the fair value hierarchy. The disclosure for gross presentation of transactions in Level 3 will be effective January 1, 2011 and is not expected to have a significant impact on the Centra’s financial statements. The remaining disclosures and clarifications became effective for Centra on January 1, 2010. See Note D — Fair Value Measurements.
In July 2010, FASB issued an accounting pronouncement to improve disclosures about the credit quality of financing receivables and the allowance for credit losses. Companies will be required to provide more information about the credit quality of their financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. Centra does not believe that this statement will have a material impact on its consolidated financial statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. When considering forward-looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of Item 1A of our 2009 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, changes in governmental regulation including rules and regulations adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act, additional FDIC special assessments, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.

At June 30, 2010 and 2009, or for the six and three months ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net income to:
Average assets	0.66%	0.81%	0.70%	0.70%
Average stockholders’ equity	7.14	9.51	7.23	8.72
Net interest margin	3.60	3.81	3.53	3.80

Average stockholders’ equity to average assets	9.28	8.53	9.63	8.06
Total loans to total deposits (end of period)	85.65	96.49	85.65	96.49
Allowance for loan losses to total loans (end of period)	1.80	1.62	1.80	1.62
Allowance for credit losses to total loans (end of period)	1.92	1.75	1.92	1.75
Efficiency ratio*	70.20	64.60	68.82	67.10
Capital ratios:
Tier 1 capital ratio	13.63	10.54	13.64	10.54
Risk-based capital ratio	14.89	11.79	14.90	11.79
Leverage ratio	10.07	8.47	10.07	8.47

Cash dividends as a percentage of net income	23.76%	14.03%	26.72%	16.08%
Per share data:
Book value per share (end of period)	$15.65	$14.42	$15.65	$14.42
Market value per share (end of period)**	20.00	16.00	20.00	16.00
Basic earnings per share	0.55	0.58	0.28	0.31
Diluted earnings per share	0.52	0.55	0.27	0.30
Cash dividends per share	0.13	0.10	0.08	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**
Market value per share is determined for purposes of purchases under its Dividend Reinvestment Plan (the “Plan”). This determination was made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the Plan. Centra uses an independent third party because its stock does not trade on an exchange or over-the-counter. This valuation was based primarily on the stock trading multiples of a group of comparable banks. As no other bank is exactly similar to Centra, choosing a comparable group is a very subjective process. Comparable banks were chosen based on having performance, financial characteristics and geography similar to Centra; however, because of Centra’s location and size there are a very limited number of comparable banks. The primary determination of value was based on the price times earnings and/or price as a percent of tangible book value, as appropriate, with other methods of valuation, such as but not limited to, price as a percent of assets, discounted cash flows, known trades, previous stock offerings and other information deemed by the consultant to be appropriate in the circumstance.

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
Application of Critical Accounting Policies
The accounting and reporting policies of Centra conform to US GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Centra’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at June 30, 2010, which were unchanged from the policies disclosed in Centra’s 2009 Form 10-K.
Results of Operations
Overview of the Statement of Income
For the six months ended June 30, 2010, Centra earned $4.4 million compared to $4.9 million for the first six months of 2009. Excluding the dividends paid on preferred stock and warrants in 2009, these earnings equated to a return on average assets of 0.66% and 0.81% for the six months ended June 30, 2010 and 2009, respectively. Return on average equity was 7.14% and 9.51% for June 30, 2010 and 2009, respectively.
For the quarter ended June 30, 2010, Centra earned $2.4 million compared to $2.2 million in the second quarter of 2009. Excluding the dividends paid on preferred stock and warrants in 2009, these earnings equated to a return on average assets of 0.70% for both second quarter 2010 and 2009. Return on average equity was 7.23% and 8.72% for the second quarter 2010 and 2009, respectively.
Interest Income and Expense
Net interest income is the amount by which interest income on earning assets exceeds interest expense on interest bearing liabilities. Interest earning assets include loans and investment securities while interest bearing liabilities include interest bearing deposits and short and long-term borrowed funds. Net interest income is the primary source of revenue for Centra. Net interest income is impacted by changes in market interest rates, as well as changes in the mix and volume of interest earning assets and interest bearing liabilities.
Net interest income increased to $21.9 million in the first six months of 2010 from $21.1 million in the first six months of 2009. Net interest income increased to $11.0 million in the second quarter of 2010 from $10.6 million in the second quarter of 2009. This increase was primarily due to a decline in interest expense from the prior year.
Centra’s interest bearing assets and liabilities increased during the first six months and the second quarter of 2010 compared to 2009. For the first six months of 2010, the most significant area of change was a rise in the average balance of federal funds sold, which increased to $115.4 million compared to $682,000 for the first six months of 2009. Interest bearing liabilities grew to an average of $1.1 billion for the six months ended June 30, 2010 from $975.6 million for the six months ended June 30, 2009.
For the quarter ended June 30, 2010, the most significant area of change from the prior year was a rise in the average balance of federal funds sold, which increased to an average balance of $137.1 million from $631,000 for the quarter ended June 30, 2009. Interest bearing liabilities grew to an average of $1.1 billion for the second quarter 2010 from $983.5 million for the second quarter 2009. These trends reflect the continued deposit growth of Centra in all operating markets while quality loan demand has decreased in reflection of the overall economy.
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

Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by Centra’s consolidated balance sheet. The net interest margin for the six months ended June 30, 2010 and 2009 were 3.60% and 3.81%, respectively. The net interest margin declined as a result of an increase in the average balance of federal funds sold at a rate of 0.19% coupled with a decline in taxable securities from 3.38% as of June 30, 2009 to 2.25% as of June 30, 2010. The decline was further driven as a result of a $13.6 million decrease in average loan balances from the June 30, 2009 to $1.0 billion as of June 30, 2010. Centra experienced an 80 basis point decline in the yield on interest earning assets and a 66 basis points decrease in the yield on interest bearing liabilities.
The net interest margin for the quarter ended June 30, 2010 and 2009 was 3.53% and 3.80% respectively. The net interest margin declined as a result of an increase in the average balance of federal funds sold at a rate of 0.21% coupled with a decline in taxable securities from 3.28% for the quarter ended June 30, 2009 compared to 2.11% as of June 30, 2010. Centra experienced an 88 basis point decline in the yield on interest earning assets and a 67 basis point decrease in the yield on interest bearing liabilities.
The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the six and three months ended June 30, 2010 and June 30, 2009.
(Unaudited)(Dollars in Thousands)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2010	2009	2010	2009
Net interest income, GAAP basis	$21,855	$21,088	$10,977	$10,609
Tax-equivalent adjustment	422	467	208	231

Tax-equivalent net interest income	$22,277	$21,555	$11,185	$10,840

Management continuously monitors the effects of net interest margin on the performance of Centra. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Six Months Ended			Six Months Ended
	June 30, 2010			June 30, 2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest bearing deposits in banks	$3,670	$1	0.04%	$1,612	$1	0.08%
Federal funds sold	115,351	111	0.19	682	4	1.32
Securities (1)(4):
Taxable	102,665	1,148	2.25	91,452	1,534	3.38
Tax exempt	30,158	792	5.30	33,057	864	5.28

Loans held for sale	2,129	48	4.52	4,756	99	4.19
Loans (2)(3)(4):
Commercial	743,678	20,566	5.58	737,162	21,122	5.78
Tax exempt	10,442	378	7.29	12,186	428	7.07
Consumer	72,188	2,622	7.32	84,330	3,103	7.42
Real estate	187,672	5,554	5.97	193,927	5,934	6.17
Allowance for loan losses	(18,611)	—	—	(16,694)	—	—

Net loans	995,369	29,120	5.90	1,010,911	30,587	6.10

Total earning assets	1,249,342	31,220	5.04	1,142,470	33,089	5.84
Cash and due from banks	4,856			20,439
Other assets	80,686			62,006

Total assets	$1,334,884			$1,224,915

Liabilities
Deposits:
Non-interest bearing demand	$149,501	$—	—	$133,263	$—	—

NOW	185,704	782	0.85	158,926	683	0.87
Money market checking	263,581	1,596	1.22	155,938	1,040	1.35
Savings	45,421	75	0.33	39,649	69	0.35
IRAs	48,109	613	2.57	45,751	791	3.49
CDs	451,818	5,557	2.48	499,644	8,438	3.41
Short-term borrowings	35,850	94	0.53	55,676	184	0.67
Long-term borrowings	20,000	226	2.28	20,000	329	3.32

Total interest-bearing liabilities	1,050,483	8,943	1.72	975,584	11,534	2.38

Other liabilities	11,013			11,620

Total liabilities	1,210,997			1,120,467

Stockholders’ equity
Preferred stock	—			1,414
Common stock	8,057			6,883
Paid-in capital	113,676			100,323
Accumulated (deficit) earnings	794			(5,682)
Unrealized gains	1,360			1,510

Total stockholders’ equity	123,887			104,448

Total liabilities and stockholders’ equity	$1,334,884			$1,224,915

Net interest spread			3.32			3.46
Impact of non-interest bearing funds on margin			0.28			0.35

Net interest income margin		$22,277	3.60%		$21,555	3.81%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $521 in 2010 and $435 in 2009.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

Average Balances and Interest Rates
(Unaudited)(Dollars in Thousands)

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest bearing deposits in banks	$2,827	$—	0.02%	$2,001	$1	0.05%
Federal funds sold	137,103	72	0.21	631	1	1.08
Securities (1)(4):
Taxable	110,085	578	2.11	91,801	751	3.28
Tax exempt	30,002	385	5.15	32,997	427	5.18

Loans held for sale	2,627	28	4.26	4,978	49	3.95
Loans (2)(3)(4):
Commercial	739,829	10,255	5.56	742,064	10,622	5.74
Tax exempt	10,772	192	7.13	12,060	212	7.06
Consumer	70,849	1,289	7.30	82,799	1,537	7.44
Real estate	186,609	2,764	5.94	192,925	2,938	6.11
Allowance for loan losses	(18,132)	—	—	(16,758)	—	—

Net loans	989,927	14,500	5.87	1,013,090	15,309	6.06

Total earning assets	1,272,571	15,563	4.91	1,145,498	16,538	5.79
Cash and due from banks	4,836			21,496
Other assets	80,540			62,894

Total assets	$1,357,947			$1,229,888

Liabilities
Deposits:
Non-interest bearing demand	$154,370	—	—	$135,743	—	—

NOW	193,463	412	0.85	161,526	351	0.87
Money market checking	275,369	799	1.16	158,731	532	1.34
Savings	46,220	36	0.31	41,056	36	0.35
IRAs	48,081	296	2.47	45,831	382	3.34
CDs	443,583	2,670	2.41	509,009	4,159	3.28
Short-term borrowings	35,857	50	0.56	47,318	79	0.67
Long-term borrowings	20,000	115	2.30	20,000	159	3.19

Total interest bearing liabilities	1,062,573	4,378	1.65	983,471	5,698	2.32

Other liabilities	10,198			11,504

Total liabilities	1,227,141			1,130,718

Stockholders’ equity
Preferred stock	—			—
Common stock	8,414			6,917
Paid-in capital	119,558			96,001
Accumulated (deficit) earnings	1,583			(5,249)
Unrealized gains	1,251			1,501

Total stockholders’ equity	130,806			99,170

Total liabilities and stockholders’ equity	$1,357,947			$1,229,888

Net interest spread			3.26			3.47
Impact of non-interest bearing funds on margin			0.27			0.33

Net interest income-margin		$11,185	3.53%		$10,840	3.80%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $291 in 2010 and $222 in 2009.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

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
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $18.1 million, $18.0 million, and $16.7 million as of June 30, 2010, December 31, 2009, and June 30, 2009, respectively, which represents an allowance to total loans of 1.80%, 1.76% and 1.62% at the respective period ends. The allowance for loan losses as of June 30, 2010 increased slightly by $0.1 million since December 31, 2009, which is due to an increase in delinquent and non-performing assets as well as management’s assessment of the adequacy of the allowance. The increase in the allowance for loan losses at June 30, 2010 compared to June 30, 2009 was primarily due to deterioration of general economic conditions and the increase in delinquent and non-performing assets from the previous year.
Activity in the allowance for loan losses follows:
(Dollars in Thousands)

	Six Months Ended
	June 30
	2010	2009
Allowance for loan losses
Balance, beginning of period	$18,010	$16,367

Loan charge-offs	(1,870)	(1,304)
Loan recoveries	184	235

Net charge-offs	(1,686)	(1,069)

Provision for loan losses	1,747	1,414

Balance, end of period	$18,071	$16,712

Non-performing assets consist of non-accrual loans and other real estate owned. As of June 30, 2010, total non-performing assets reached $18.7 million compared to $9.5 million as of December 31, 2009. The increase is a result of further deteriorating economic conditions in our markets as well as a rise in other real estate owned. As of June 30, 2010, other real estate owned was $3.1 million compared to $2.3 million as of December 31, 2009.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:
(Dollars in Thousands)

	June 30	December 31
	2010	2009
Nonaccrual loans:
Commercial	$12,400	$4,897
Real Estate	1,027	1,848
Consumer	2,145	452

Total non-accrual loans	15,572	7,197
Other real estate, net	3,124	2,261

Total non-performing assets	$18,696	$9,458

Accruing loans past due 30 days or more	$8,078	$6,539
Non-performing loans as a % of total loans	1.55%	0.92%
Allowance for loan losses as a % of non-performing loans	116%	173%
Allowance for loan losses as a % of total loans	1.80%	1.76%
Allowance for credit losses as a % of total loans	1.92%	1.90%
Loans are placed on nonaccrual automatically when they become 90-days delinquent or earlier if designated by management that due to certain facts and circumstances the collectability of total contractual principal and interest is in doubt. Collection and foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Centra did not have any loans over 90 days past due and still accruing as of June 30, 2010 and December 31, 2009.
Total non-performing loans are loans that are in non-accrual status and as of June 30, 2010 reached $15.6 million compared to $7.2 million as of December 31, 2009. Total non-performing loans have increased by $8.4 million since December 31, 2009, the majority of which is the result of one loan for $3.8 million that was previously considered impaired but was transferred to non-accrual status during the first quarter 2010 as a result of management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in collateral value. In addition, one lending relationship of approximately $1.0 million became more than 90 days delinquent during the second quarter 2010. Non-accrual loans continue to be concentrated in commercial loans. Non-accrual commercial loans have increased by $7.5 million to $12.4 million as of June 30, 2010. Non-accrual real estate loans were $1.0 million as of June 30, 2010 compared to $1.8 million as of December 31, 2009. Non-accrual consumer loans were $2.1 million as of June 30, 2010 compared to $0.5 million as of December 31, 2009. As a result of these increases, Centra’s allowance as a percent of non-performing loans has dropped to 116% at June 30, 2010 from 173% at December 31, 2009. Centra believes that the allowance adequately covers inherent losses even though the allowance as a percent of non-performing loans ratio has declined.
As of June 30, 2010, total impaired commercial loans reached $29.4 million, which include commercial non-accrual loans of $12.4 million and five loans totaling $17.0 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $27.5 million required specific reserves due to shortfalls in collateral value. Centra reserved $6.5 million for impaired loans as of June 30, 2010. As of December 31, 2009, total impaired commercial loans were $9.6 million, which include commercial non-accrual loans of $4.9 million and one loan for $4.7 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.7 million required a specific reserve as of December 31, 2009. Centra reserved $2.5 million for impaired loans as of December 31, 2009.
In addition, troubled debt restructurings (“TDRs”) are included in impaired loans. During the first six months of 2010, Centra renegotiated terms on twelve loans with outstanding balances of $3.0 million due to the financial difficulties of the borrower as management believes that the new terms serve in the best interests of the bank. Centra did not have any renegotiated loans as of December 31, 2009.
Accruing loans past due 30 days or more have increased by $1.5 million since December 31, 2009 to $8.1 million as of June 30, 2010. Only 0.80% and 0.64% of Centra’s total loan portfolio were past due 30 days or more as of June 30, 2010 and December 31, 2009, respectively. Commercial loans past due 30 days or more make up 76.1% or $6.1 million of the total loan delinquencies. Consumer loans past due 30 days or more make up 13.2% or $1.1 million of the total loan delinquencies. Real estate loans past due 30 days or more make up 10.7% or $0.9 million of the total loan delinquencies.

In determining the adequacy of allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. The following table reflects the allocation of the allowance for loan losses as of June 30, 2010, December 31, 2009 and June 30, 2009.
(Dollars in Thousands)

	June 30,2010	December 31,2009	June 30, 2009
Allocation of the allowance for loan losses:
Commercial	$12,892	$11,654	$10,462
Consumer	1,926	2,282	2,369
Real Estate	3,253	4,074	3,881

Total	$18,071	$18,010	$16,712

The increase in the allowance for commercial loan losses at June 30, 2010 from the previous periods is most notably due to a rise in specific reserves and the inherent risk within the portfolio. The $12.9 million allowance for commercial loan losses as of June 30, 2010 includes $6.5 million allocated for specific reserves on impaired loans. The allowance for commercial loan losses of $11.7 million as of December 31, 2009 includes $2.5 million allocated for specific reserves on impaired loans. A specific reserve of $1.2 million was allocated for impaired loans as of June 30, 2009 and was included in the allowance for commercial loan losses of $10.5 million. The specific reserve for impaired loans has increased from the prior year due to a rise in impaired loans during the same period.
Additionally, the historical loss factor has increased from prior periods as Centra has experienced a higher level of losses since June 30, 2009. For the six months ended June 30, 2010, total charge-offs reached $1.9 million compared to $1.3 million from the previous year. Centra’s charge-off levels continue to hold below peer levels. Centra’s net charge-offs as a percent of average loans were 0.67% through the first six months of 2010 while according to the FDIC’s First Quarter 2010 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percent of average loans of 1.75%.
The allowance for consumer loan losses has decreased at June 30, 2010 from the prior periods in line with the decline in the outstanding loan balances, which were $69.2 million as of June 30, 2010, $75.1 million as of December 31, 2009 and $81.2 million as of June 30, 2009. The allowance for real estate loan losses has also decreased at June 30, 2010 from the prior periods in reflection of the decline in the outstanding loan balances, which were $186.0 million as of June 30, 2010 and $189.8 million as of December 31, 2009 and $194.8 million as of June 30, 2009.
Management records the provision for loan losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risk. The provision for loan losses for the quarters ended June 30, 2010 and 2009 was $1.7 million and $1.4 million, respectively. The provision for loan losses has increased during the first six months of 2010 due to a rise in impaired loans, which required a larger specific reserve, and higher loss percentages compared to the first six months of 2009.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:
(Dollars in Thousands)

	June 30
	2010	2009
Balance, beginning of period	$1,460	$1,477
(Recovery of) provision for loss	(177)	(94)

Balance, end of period	$1,283	$1,383

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of Centra’s noninterest income. Noninterest income totaled $4.2 million and $3.8 million in the first six months of 2010 and 2009. This increase is mainly driven by the other-than-temporary impairment loss recognized during the first quarter 2009. Noninterest income totaled $2.3 million in the second quarter of 2010 and 2009.
Service charges on deposit accounts increased to $1.9 million in the first six months of 2010 from $1.8 million in the first six months of 2009. Service charges on deposit accounts increased to $1.1 million in the second quarter of 2010 from $923,000 in the second quarter of 2009. This growth was the direct result from the corresponding increase in deposit accounts. Similarly, other service charges and fees grew to $1.4 million in the first six months of 2010 compared to $1.2 million in the first six months of 2009. Other service charges and fees increased to $727,000 in the second quarter of 2010 from $644,000 in the second quarter of 2009. This increase resulted from the overall growth of accounts in the deposit portfolio of Centra.

Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $388,000 from such fees in the first six months of 2010 compared to $786,000 in the first six months of 2009. Centra recognized $204,000 from such fees in the second quarter of 2010 compared to $492,000 thousand in the second quarter of 2009. The decrease in the 2010 amounts is the result of a decline in secondary market loan origination volume compared to 2009.
Other income increased to $538,000 in the first six months of 2010 from $387,000 in the first six months of 2009. Other income increased to $315,000 for the second quarter 2010 compared to $212,000 for the second quarter 2009. Other income increased as a result of growth within our investment services area.
Noninterest Expense
For the first six months of 2010, noninterest expense totaled $18.0 million compared to $16.2 in the first six months of 2009. Centra’s efficiency ratio was 70.20% for the first six months of 2010 compared to 64.60% for the first six months of 2009. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income. The efficiency ratio increased from the prior year due to stock compensation expense related to stock options granted during the third quarter 2009 and the first and second quarters 2010.
For the second quarter of 2010, noninterest expense totaled $9.0 million compared to $8.7 million in the second quarter of 2009. Centra’s efficiency ratio was 68.82% for the second quarter of 2010 compared to 67.10% for the second quarter of 2009.
Salaries and benefits totaled $9.1 million for the six months ended June 30, 2010 compared to $7.5 million for the six months ended June 30, 2009. Salaries and benefits totaled $4.5 million for the quarter ended June 30, 2010, compared to $3.9 million for the quarter ended June 30, 2009. Centra had 249 full-time equivalent personnel as of June 30, 2010, compared to 239 full-time equivalent personnel as of June 30, 2009. In addition to the growth in personnel, salaries and benefits expense also increased due to a rise in stock option expense related to options granted during the third quarter 2009 and first and second quarters 2010. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the six months ended June 30, 2010 and 2009, occupancy expense totaled $1.6 million and $1.3 million, respectively. For the quarters ended June 30, 2010 and 2009, occupancy expense totaled $754,000 and $655,000, respectively. The increase in occupancy expense is primarily the net result of a facilities move in the Martinsburg, West Virginia market during the first quarter 2009 as well as depreciation expense related to branch renovations at the main office and other branches that were completed during the second half of 2009.
Equipment expense totaled $1.1 million in the first six months of 2010 compared to $1.2 million for the first six months of 2009. Included in equipment expense is depreciation of furniture, fixtures and equipment of $726,000 for the six months ended June 30, 2010 and $757,000 for the six months ended June 30, 2009. Equipment expense totaled $553,000 in the second quarter of 2010 compared to $582,000 for the second quarter of 2009. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $359,000 for the quarter ended June 30, 2010, and $378,000 for the quarter ended June 30, 2009.
Advertising costs totaled $895,000 in the first six months of 2010 compared to $691,000 in the first six months of 2009. Advertising costs totaled $511,000 in the second quarter of 2010 compared to $386,000 in the second quarter of 2009. Centra has increased its marketing in Hagerstown Maryland and Fayette County Pennsylvania due to the unprecedented opportunities in those markets. Centra believes the current marketing approach will continue to result in increased market awareness of Centra’s name and customer service philosophy.
Professional fees total $483,000 in the first six months of 2010 compared to $481,000 in the first six months of 2009. Professional fees totaled $237,000 in the second quarter of 2010 compared to $231,000 in the second quarter of 2009. This expense remained fairly consistent from prior year and includes legal, accounting and consulting fees paid related to Centra’s operations.

Data processing costs totaled $1.3 million in the first six months of 2010 and 2009. Data processing costs totaled $664,000 in the second quarter of 2010 compared to $639,000 in the second quarter of 2009. Data processing costs have remained consistent with prior periods despite the overall increase in the number of accounts largely due to our efforts in renegotiating our core vendor contract in the fourth quarter of 2009.
Other outside services total $483,000 in the first six months of 2010 compared to $515,000 in the first six months of 2009. This decrease is primarily due to a decline in correspondent bank fees. Other outside services totaled $270,000 in the second quarter of 2010 compared to $266,000 in the second quarter of 2009.
Regulatory assessment expense totaled $835,000 in the first six months of 2010 compared to $1.1 million in the first six months 2009. Regulatory assessment expense totaled $437,000 in the second quarter of 2010 compared to $948,000 in the second quarter of 2009. Regulatory assessment expense was higher in 2009 than 2010 because the FDIC applied a special “one time” assessment to all member banks in the second quarter of 2009 in order to recapitalize the regulatory insurance funds. This fee is in addition to the normal regulatory assessment required by the FDIC.
Other operating expense totaled $2.2 million in the first six months of 2010 and 2009. Centra experienced a marginal increase in other operating expenses and most related expense categories remained fairly consistent with the prior period. Other operating expense totaled $1.0 million in the second quarter of 2010 compared to $1.1 million in the second quarter of 2009.
Income Tax Expense
Centra incurred income tax of $2.1 million in the first six months of 2010 compared to $2.5 million for the first six months of 2009. Centra incurred income tax expense of $1.1 million in the second quarter of 2010 and 2009. Centra’s income tax expense has decreased over the prior year due to a decline in net income before tax. The effective tax rate for the first six months of 2010 was 32.73% compared to 33.53% for the first six months of 2009. The effective tax rate for the second quarter of 2010 and 2009 was 32.65% and 34.1%, respectively.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.66% and 7.14% for the first six months of 2010 compared to 0.81% and 9.51% for the first six months of 2009. ROA and ROE were 0.70% and 7.23% for the second quarter of 2010 compared to 0.70% and 8.72% for the second quarter of 2009. These measures have decreased compared to the prior period reflecting Centra’s asset and equity growth, which is most notably due to a stock offering completed during the first quarter 2010.
Centra is considered well capitalized under regulatory and industry standards of Risk Based Capital. As of June 30, 2010, Centra’s Risk Based Capital was 14.89% which exceeds the 10.0% requirement to be considered a Well Capitalized Bank. Risk Based Capital has increased from 11.79% as of June 30, 2009 due to the new capital issued as a result of the stock offering in 2010. Tier 1 Risk Based Capital was 13.63% as of June 30, 2010 compared to 10.54% as of June 30, 2009, both which exceed the 6.0% requirement to be considered a Well Capitalized Bank.
Financial Condition
Overview of the Consolidated Balance Sheet
Total assets at June 30, 2010, were $1.4 billion or an increase of $77.1 million since December 31, 2009. Cash and cash equivalents have increased due to the stock offering completed during the first quarter as well as improvements to Centra’s liquidity position.
Deposits totaled $1.2 billion at June 30, 2010, or an increase of $60.4 million since December 31, 2009. Short-term borrowings totaled $33.0 million at June 30, 2010, and have decreased $7.8 million since December 31, 2009.
Stockholders’ equity was $131.8 million at June 30, 2010, or an increase of approximately $26.7 million from December 31, 2009, primarily due to the stock offering completed during the first quarter, Centra’s net income recognized for the first six months of 2010 and as a result of the equity received from the exercise of certain stock options and stock purchased through the dividend reinvestment plan.

Cash and Cash Equivalents
Cash and cash equivalents totaled $142.0 million as of June 30, 2010, compared to $74.6 million as of December 31, 2009, or an increase of $67.4 million. The increase is mostly due to deposit growth as well as the net cash of $20.6 million raised through the stock offering.
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
Investment Securities
Investment securities totaled $155.0 million as of June 30, 2010, and $131.5 million as of December 31, 2009. Centra purchased several bonds as well as shares of one financial institution’s stock during the second quarter 2010.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities and corporate stock. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of growing the bank as well as interest rate risk management. At June 30, 2010, the amortized cost of Centra’s investment securities totaled $152.8 million, resulting in unrealized appreciation in the investment portfolio of $2.2 million and a corresponding increase in Centra’s equity of $1.3 million, net of deferred income taxes.
As of June 30, 2010, Centra evaluated all investment securities with unrealized losses for impairment. Centra did not recognize any other-than-temporary impairment losses on the investment portfolio during the first and second quarters 2010.
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
Loans
Centra’s lending is primarily focused in the North Central and Eastern Panhandle regions of West Virginia, Southwestern Pennsylvania and Washington County, Maryland. Areas of focus consist primarily of commercial lending, retail lending, which include single-family residential mortgages, and consumer lending.
The following table details total loans outstanding as of:
(Dollars in Thousands)

	June 30	December 31
	2010	2009

Commercial	$139,674	$140,299
Real estate, commercial	611,235	617,602
Real estate, residential mortgage	186,018	189,814
Consumer	69,190	75,137

Total loans	$1,006,117	$1,022,852

Commercial real estate loans constitute the largest component of the lending portfolio, which is consistent with the nature of our market.

Loan Concentration
With the significant commercial loan balances, Centra has concentrations of its loan portfolio in the building, developing, and general contracting industry, clothing retail, leasing of real estate, and the hotel/motel areas. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers somewhat mitigates the concentrations previously noted. Management continually monitors these concentrations.
The following table provides information regarding the largest concentrations of commercial loans within the loan portfolio as of June 30, 2010:
(Dollars in Thousands)

	Outstanding Balances	Loan Commitments	Total Exposure	% of Total
Land sub-division and land development	$91,051	$31,792	$122,843	13.89%
Residential building construction	42,042	8,614	50,656	5.73%
Nonresidential building construction	11,192	6,188	17,380	1.96%
Rental properties — residential buildings	121,638	6,007	127,645	14.43%
Rental properties — nonresidential buildings	108,587	14,151	122,738	13.88%
Rental properties — other real estate	28,933	1,968	30,901	3.49%
Lodging and lodging related	44,400	2,258	46,658	5.27%
Retail	52,021	26,813	78,834	8.91%
Other	251,045	35,829	286,874	32.44%

Total commercial and commercial real estate loans	$750,909	$133,620	$884,529	100.00%

Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, reaching $1.2 billion at June 30, 2010.
Non-interest bearing deposits remain a core funding source for Centra. At June 30, 2010, non-interest bearing deposits totaled $158.5 million compared to $155.7 million at December 31, 2009. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest bearing deposits totaled $1.0 billion at June 30, 2010, compared to $958.7 million at December 31, 2009. Average interest bearing liabilities totaled $1.1 billion during the first six months of 2010 compared to $975.6 million for the first six months of 2009. Average interest bearing liabilities totaled $1.1 billion during the second quarter of 2010 compared to $983.5 million for the second quarter of 2009. Average non-interest bearing demand deposits totaled $149.5 million for the first six months of 2010 compared to $133.3 million for the first six months of 2009. Average non-interest bearing demand deposits totaled $154.4 million for the second quarter of 2010 compared to $135.7 million for the second quarter of 2009. Management will continue to emphasize deposit growth in 2010 by offering outstanding customer service and competitively priced products. Management will also concentrate on balancing deposit growth with adequate net interest margin to meet Centra’s strategic profitability goals.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At June 30, 2010, short-term borrowings totaled $33.0 million compared to $40.8 million at December 31, 2009.
Centra formed two statutory business trusts in prior years for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In June 2006 and September 2004, Centra completed the private placement of two $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. The 2006 and 2004 securities are at an interest cost of 1.65% and 2.29%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.

Capital/Stockholders’ Equity
On May 20, 2010, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s tenth cash dividend on Centra common stock. The Board approved a 50% increase in the cash dividend amount, which was distributed on July 1, 2010, at $0.075 per share to shareholders of record on June 18, 2010.
During the first quarter of 2010, Centra offered up to 1.2 million shares of its common stock for sale at a price of $20 per share. Through the sale, Centra sold over 1.0 million shares and raised net capital of $20.6 million. Centra will use the proceeds of the offering to provide necessary capital to support the overall growth of the organization.
At June 30, 2010, accumulated other comprehensive income totaled $1.3 million compared to $1.5 million at December 31, 2009. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At June 30, 2010, Centra Bank has $30.4 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s Risk Based Capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2009 Form 10-K. At June 30, 2010, Centra and its banking subsidiary’s Risk Based Capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $32.9 million and $32.8 million at June 30, 2010 and December 31, 2009, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at June 30, 2010 and December 31, 2009, was $137.2 million and $135.2 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at June 30, 2010 and December 31, 2009, was $45.1 million and $45.9 million, respectively. At June 30, 2010 and December 31, 2009, Centra has recorded $1.3 million for probable losses related to these commitments in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At June 30, 2010 and 2009, Centra had $12.3 million and $6.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.

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
ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of Centra shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of June 30, 2010, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of June 30, 2010.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income
300	$(2,751)	(5.98%)
200	(2,035)	(4.42%)
100	(1,077)	(2.34%)
-100	(1,171)	(2.55%)

Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Centra, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in Centra’s internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect Centra’s internal control over financial reporting.
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

August 11, 2010	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Darren K. Williams
Darren K. Williams
Chief Financial Officer