Form 10-Q
period 2010-09-30
CENTRA FINANCIAL HOLDINGS INC
filed 2010-11-10
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
As of October 29, 2010, the number of shares outstanding of the registrant’s only class of common stock was 8,441,458.

Centra Financial Holdings, Inc.

Part I. Financial Information
Item 1. Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30	December 31
	2010	2009
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(Note B)
Assets
Cash and due from banks	$6,508	$3,961
Interest-bearing deposits in other banks	1,605	1,996
Federal funds sold	177,730	68,607

Total cash and cash equivalents	185,843	74,564

Available-for-sale securities, at fair value (amortized cost of $123,813 at September 30, 2010 and $128,966 at December 31, 2009)	125,933	131,531
Other investment securities, at cost	3,900	2,922

Loans, net of unearned income	1,031,716	1,022,852
Allowance for loan losses	(18,306)	(18,010)

Net loans	1,013,410	1,004,842

Premises and equipment, net	21,113	22,362
Loans held for sale	5,448	2,593
Goodwill and other intangible assets	15,002	15,557
Other assets	40,152	38,186

Total assets	$1,410,801	$1,292,557

Liabilities
Deposits
Non-interest bearing	$158,417	$155,690
Interest bearing	1,049,421	958,656

Total deposits	1,207,838	1,114,346

Short-term borrowings	35,982	40,781
Long-term debt	20,000	20,000
Other liabilities	11,910	12,286

Total liabilities	1,275,730	1,187,413

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,427,409 and 7,122,525 issued and outstanding on September 30, 2010 and December 31, 2009, respectively	8,427	7,123
Additional paid-in capital	120,865	97,320
Accumulated earnings (deficit)	4,482	(838)
Accumulated other comprehensive income	1,297	1,539

Total stockholders’ equity	135,071	105,144

Total liabilities and stockholders’ equity	$1,410,801	$1,292,557

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Nine Months Ended		Three Months Ended
	September 30		September 30
(Unaudited) (Dollars in Thousands Except Per Share Data)	2010	2009	2010	2009
Interest income
Loans, including fees	$43,310	$45,652	$14,329	$15,223
Loans held for sale	88	126	40	27
Securities available-for-sale	2,422	3,066	765	977
Interest-bearing bank balances	1	1	—	—
Federal funds sold	197	10	86	6

Total interest income	46,018	48,855	15,220	16,233

Interest expense
Deposits	12,292	16,103	3,669	5,082
Short-term borrowings	136	242	42	58
Long-term debt	353	459	127	130

Total interest expense	12,781	16,804	3,838	5,270

Net interest income	33,237	32,051	11,382	10,963

Provision for credit losses	2,589	2,506	1,019	1,186

Net interest income after provision for credit losses	30,648	29,545	10,363	9,777

Other income
Service charges on deposit accounts	3,036	2,712	1,128	952
Other service charges and fees	2,128	1,858	735	644
Secondary market income	583	1,067	195	281
Security losses	—	(336)	—	—
Other	850	540	312	153

Total other income	6,597	5,841	2,370	2,030

Other expense
Salary and employee benefits	13,505	11,501	4,424	4,019
Occupancy expense	2,360	2,025	743	745
Equipment expense	1,638	1,741	542	578
Advertising	1,241	1,122	346	431
Professional fees	741	669	258	188
Data processing	1,932	1,880	620	617
Other outside services	682	761	199	246
Regulatory assessment	1,275	1,526	440	389
Other	3,464	3,370	1,310	1,217

Total other expense	26,838	24,595	8,882	8,430

Net income before income tax	10,407	10,791	3,851	3,377

Income tax expense	3,406	3,709	1,260	1,223

Net income	7,001	7,082	2,591	2,154
Dividends and accretion on preferred stock and warrants	—	923	—	—

Net income available to common stockholders	$7,001	$6,159	$2,591	$2,154

Basic earnings per share	$0.86	$0.89	$0.31	$0.31
Diluted earnings per share	$0.82	$0.85	$0.30	$0.29
Basic weighted-average shares outstanding	8,180,579	6,912,570	8,424,891	6,970,533
Diluted weighted-average shares outstanding	8,545,037	7,284,451	8,758,909	7,327,725
Cash dividends declared per share	$0.20	$0.15	$0.08	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2010 and 2009

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Accumulated	Comprehensive
(Unaudited) (Dollars in Thousands)	Stock	Stock	Capital	(Deficit)Earnings	Income	Total
Balance, January 1, 2009	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242

Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Exercise of 126,217 stock options	—	126	859	—	—	985
Stock Based Compensation	—	—	218	—	—	218
Cash dividend declared on common stock, $0.15 per share	—	—	—	(1,042)	—	(1,042)
Cash dividends on Series A and B Preferred Stock	—	—	—	(173)	—	(173)
Sale of shares issued through dividend reinvestment plan	—	65	937	—	—	1,002
Comprehensive income:
Net income	—	—	—	7,082	—	7,082
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of $265	—	—	—	—	465	465
Reclassification adjustment for net losses included in net income, net of income tax of $135	—	—	—	—	202	202

Net unrealized gain on available-for-sale securities, net of income tax of $130	—	—	—	—		667

Total comprehensive income	—	—	—	—	—	7,749

Balance, September 30, 2009	$—	$6,995	$95,901	$(1,418)	$1,753	$103,231

Balance, January 1, 2010	$—	$7,123	$97,320	$(838)	$1,539	$105,144

Issuance of shares of common stock	—	1,034	19,580	—	—	20,614
Cash dividend declared on common stock, $0.20 per share	—	—	—	(1,681)	—	(1,681)
Stock based compensation expense	—	—	593	—	—	593
Exercise of 226,804 stock options	—	227	2,551	—	—	2,778
Shares issued through dividend reinvestment plan	—	43	821	—	—	864
Comprehensive income:
Net income	—	—	—	7,001	—	7,001
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($173)	—	—	—	—	(242)	(242)

Total comprehensive income	—	—	—	—	—	6,759

Balance, September 30, 2010	$—	$8,427	$120,865	$4,482	$1,297	$135,071

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30
(Unaudited) (Dollars in Thousands)	2010	2009
Operating activities
Net income	$7,001	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(96)	(194)
Amortization of premiums on securities	1,064	815
Loss on impairment and sale of investment securities	—	336
Amortization of intangibles	555	555
Provision for credit losses	2,589	2,506
Deferred income tax benefit	(604)	(484)
Loss on disposal of fixed assets	—	50
Depreciation	1,634	1,563
Loans originated for sale	(38,735)	(74,756)
Proceeds from loans sold	36,463	75,058
Gain on sale of loans	(583)	(1,065)
Stock option expense	593	218
Increase in cash surrender value of life insurance	(612)	(340)
Increase in other liabilities	813	1,902
Decrease (increase)in other assets	931	(2,114)

Net cash provided by operating activities	11,013	11,132

Investing activities
Purchases of premises and equipment	(388)	(2,974)
Purchase of life insurance	(2,008)	(1,380)
Purchases of available-for-sale securities	(45,328)	(53,209)
Sales, calls and maturities of available-for-sale securities	48,535	42,717
Net increase in loans made to customers	(11,196)	(8,087)

Net cash used in investing activities	(10,385)	(22,933)

Financing activities
Net increase in deposits	93,492	91,615
Net decrease in securities sold under agreement to repurchase	(4,799)	(41,055)
Cash received from exercise of stock options	1,589	985
Cash received from dividend reinvestment plan	509	736
Cash payment in lieu of fractional shares	—	(8)
Cash dividends paid on common stock	(754)	(933)
Proceeds of stock offering	20,614	—
Net proceeds from issuance of Series A and B Preferred Stock	—	15,000
Repayment of Series A Preferred Stock	—	(15,750)
Cash dividends paid on preferred stock and warrants	—	(173)

Net cash provided by financing activities	110,651	50,417

Net increase in cash and cash equivalents	111,279	38,616

Cash and cash equivalents — beginning of period	74,564	20,296

Cash and cash equivalents — end of period	$185,843	$58,912

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
Management has evaluated all significant events and transactions that occurred after September 30, 2010 and the date these financial statements were issued, for potential recognition or disclosure in these financial statements.
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ significantly from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles (“U.S. GAAP”). Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2009, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At September 30, 2010 and 2009, stock options outstanding and available to be exercised were 1,220,398 and 1,352,611 shares at an average price of $13.20 and $10.77, respectively. The calculation of basic and diluted earnings per common share was a follows:

	Nine Months Ended		Three Months Ended
	September 30		September 30
(Dollars in Thousands except for per Share Data)	2010	2009	2010	2009
Net income	$7,001	$7,082	$2,591	$2,154
Dividends and accretion on preferred stock and warrants	—	923	—	—

Net income available to common stockholders	$7,001	$6,159	$2,591	$2,154

Weighted-average common shares outstanding	8,180,579	6,912,570	8,424,891	6,970,533
Effect of potentially dilutive common shares	364,458	371,881	334,018	357,192

Total weighted-average common shares outstanding	8,545,037	7,284,451	8,758,909	7,327,725

Earnings per Share
Basic	$0.86	$0.89	$0.31	$0.31
Diluted	$0.82	$0.85	$0.30	$0.29

Note D — Fair Value Measurements
A hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Centra’s market assumptions. The three levels of the fair value hierarchy based on these two types of inputs are as follows:
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
The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009:
(Unaudited) (Dollars in Thousands)

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities
Debt securities:
U.S. Government sponsored agencies	$94,591	$—	$94,591	$—
State and municipal	30,183	—	30,183	—
Corporate	782	—	782	—
Equity securities:
Financial institution stock	377	377	—	—

Total	$125,933	$377	$125,556	$—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$97,106	$—	$97,106	$—
State and municipal	32,406	—	32,406	—
Corporate	1,630	—	1,630	—
Equity securities:				—
Financial institution stock	389	389	—	—

Total	$131,531	$389	$131,142	$—

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
The following table summarizes financial assets, including impaired loans that have been written down and other real estate owned recorded at the lower of cost or market, that were measured at fair value on a nonrecurring basis as of September 30, 2010:
(Unaudited) (Dollars in Thousands)

Fair Value Measurements at September 30, 2010 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$25,059	$—	$7,961	$17,098
Other real estate owned	$2,797	$—	$—	$2,797
(Dollars in Thousands)

Fair Value Measurements at December 31, 2009 Using:
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans	$7,197	$—	$1,147	$6,050
Other real estate owned	$2,261	$—	$60	$2,201
Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles (GAAP.) Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three and nine months ended September 30, 2010, no fair value adjustment was recorded related to loans held for sale.
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
Other real estate owned: Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Appraisals for property may be conducted on the property and are based on consideration of comparable property sales (Level 2). Some valuations may require some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three and nine months ended September 30, 2010 and 2009, no indication of impairment was noted.
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
The estimated fair values of Centra’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$185,843	$185,843	$74,564	$74,564
Investment securities	129,833	129,833	131,531	131,531
Loans	1,031,716	1,079,439	1,022,852	1,077,091
Loans Held for Sale	5,448	5,448	2,593	2,593

Financial liabilities:
Deposits	$1,207,838	$1,216,022	$1,114,346	$1,126,781
Short-term borrowings	35,982	35,982	40,781	40,781
Long-term debt	20,000	20,000	20,000	20,000
Note E — Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
At September 30, 2010:
Debt securities:
U.S. Government sponsored agencies	$93,631	$960	$—	$94,591
State and municipal	28,958	1,225	—	30,183
Corporate	759	23	—	782
Equity securities:
Financial institution stock	465	—	(88)	377

Total available-for-sale securities	$123,813	$2,208	$(88)	$125,933

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$95,752	$1,397	$(43)	$97,106
State and municipal	31,253	1,168	(15)	32,406
Corporate	1,572	58	—	1,630
Equity securities:
Financial institution stock	389	—	—	389

Total available-for-sale securities	$128,966	$2,623	$(58)	$131,531

As of September 30, 2010, other investments at cost were $3.9 million compared to $2.9 million as of December 31, 2009, and consisted of Federal Home Loan Bank (“FHLB”) stock. FHLB stock is classified as a restricted investment, carried at cost and valued based on the ultimate recoverability of par value. Cash and stock dividends received on stock are reported as interest income. There are no identified events or changes in circumstances that may have a significant adverse effect on these investments carried at cost.
At September 30, 2010 and December 31, 2009, investment securities having a carrying value of $106.5 million and $108.5 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at September 30, 2010 and December 31, 2009. One security was in an unrealized loss position as of September 30, 2010 compared to ten securities at December 31, 2009, respectively. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
At September 30, 2010:
Debt securities:
U.S. Government sponsored agencies	$—	$—	$—	$—	$—	$—
State and municipal	—	—	—	—	—	—
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	377	(88)	—	—	377	(88)

Total	$377	$(88)	$—	$—	$377	$(88)

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$15,213	$(43)	$—	$—	$15,213	$(43)
State and municipal	1,275	(15)	—	—	1,275	(15)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$16,488	$(58)	$—	$—	$16,488	$(58)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2010, Centra determined that no other-than-temporary impairments existed within the available-for-sale securities portfolio.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.
The fair value of the available-for-sale securities portfolio as of September 30, 2010 and December 31, 2009 by contractual maturity, are shown below:

	Fair Value Due:
		After 1	After 5
		year	years
	Within 1	through 5	through	Over 10
(Dollars in Thousands	year	years	10 years	year	Total
At September 30, 2010:
Debt Securities:
U.S. Government sponsored agencies	$43,221	$51,370	$—	$—	$94,591
State and municipal	2,325	27,414	444	—	30,183
Corporate	782	—	—	—	782
Equity Securities:
Financial institution stock	—	—	—	377	377

Total	$46,328	$78,784	$444	$377	$125,933

	Fair Value Due:
		After 1	After 5
		year	years
	Within 1	through 5	through	Over 10
(Dollars in Thousands	year	years	10 years	year	Total
At December 31, 2009:
Debt Securities:
U.S. Government sponsored agencies	$32,712	$64,394	$—	$—	$97,106
State and municipal	869	30,688	849	—	32,406
Corporate	820	810	—	—	1,630
Equity Securities:
Financial institution stock	—	—	—	389	389

Total	$34,401	$95,892	$849	$389	$131,531

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
Recent Legislation Impacting the Financial Services Industry
On July 21, 2010, sweeping financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. Generally, the Dodd-Frank Act is effective the day after it was signed into law, but different effective dates apply to specific sections of the law. The Dodd-Frank Act implements far-reaching changes across the financial regulatory landscape, including provisions that, among other things, will:
•
Centralize responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, which will have rulemaking authority for a wide range of consumer protection laws that would apply to all banks and have broad powers to supervise and enforce consumer protection laws;

•	Changes standards for Federal preemption of state laws related to federally chartered institutions and their subsidiaries;

•	After a three-year phase-in period which begins January 1, 2013, removes trust preferred securities as a permitted component of a holding company’s tier 1 capital;

•
Requires the Office of the Comptroller of the Currency to seek to make its capital requirements for national banks countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;

•
Requires financial holding companies to be well-capitalized and well-managed as of July 21, 2011. Bank holding companies and banks must also be both well-capitalized and well-managed in order to acquire banks located outside their domiciled state;

•
Provides for an increase in the FDIC assessment for depository institutions with assets of $10 billion or more, increases in the minimum reserve ratio for the deposit insurance fund from 1.15% to 1.35% and changes in the basis for determining FDIC premiums from deposits to assets;

•	Requires large, publicly traded bank holding companies with assets of $10 billion or more to establish a risk committee responsible for the oversight of enterprise risk management;

•
Provides for new disclosure and other requirements relating to executive compensation and corporate governance. These disclosures and requirements apply to all public companies, not just financial institutions;

•
Permanently increases the $250 thousand limit for federal deposit insurance and increases the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand and provides unlimited federal deposit insurance until January 1, 2013 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repeals the federal prohibitions on the payment of interest on demand deposits;

•
Amends the Electronic Fund Transfer Act (EFTA) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increases the authority of the Federal Reserve to examine the Bank and its non-bank subsidiaries.
Uncertainty remains as to the ultimate impact of the Act, which could have a material adverse impact either on the financial services industry as a whole, or on our business, result of operations and financial condition. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of trust preferred securities and otherwise require revisions to the capital requirements of the company and the Bank could require the Company and the Bank to seek other sources of capital in the future.

The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
At September 30, 2010 and 2009, or for the nine and three months ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30		September 30
	2010	2009	2010	2009
Net income to:
Average assets	0.69%	0.77%	0.74%	0.69%
Average stockholders’ equity	7.30	9.14	7.65	8.38
Net interest margin	3.58	3.83	3.55	3.83

Average stockholders’ equity to average assets	9.39	8.41	9.60	8.19
Total loans to total deposits (end of period)	85.42	93.38	85.42	93.38
Allowance for loan losses to total loans (end of period)	1.77	1.60	1.77	1.60
Efficiency ratio*	65.91	62.81	63.17	63.39
Capital ratios:
Tier 1 capital ratio	13.58	10.71	13.58	10.71
Risk-based capital ratio	14.84	11.97	14.84	11.97
Leverage ratio	10.11	8.59	10.11	8.59

Cash dividends as a percentage of net income	24.01	14.69	24.43	16.22

Per share data:
Book value per share (end of period)	$15.89	$14.76	$15.89	$14.76
Market value per share (end of period)**	20.00	17.00	20.00	17.00
Basic earnings per share	0.86	0.89	0.31	0.31
Diluted earnings per share	0.82	0.85	0.30	0.29
Cash dividends per share	0.20	0.15	0.08	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

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

Application of Critical Accounting Policies
The accounting and reporting policies of Centra conform to U.S. GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Centra’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at September 30, 2010, which were unchanged from the policies disclosed in Centra’s 2009 Form 10-K.
Results of Operations
Overview of the Statement of Income
For the nine months ended September 30, 2010, Centra earned $7.0 million compared to $7.1 million for the first nine months of 2009. Excluding the dividends paid on preferred stock and warrants in 2009, these earnings equated to a return on average assets of 0.69% and 0.77% for the nine months ended September 30, 2010 and 2009, respectively. Return on average equity was 7.30% and 9.14% for September 30, 2010 and 2009, respectively.
For the quarter ended September 30, 2010, Centra earned $2.6 million compared to $2.2 million in the third quarter of 2009. Excluding the dividends paid on preferred stock and warrants in 2009, these earnings equated to a return on average assets of 0.74% and 0.69% for third quarter 2010 and 2009, respectively. Return on average equity was 7.65% and 8.38% for the third quarter 2010 and 2009, respectively.
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
Net interest income increased to $33.2 million in the first nine months of 2010 from $32.1 million in the first nine months of 2009. Net interest income increased to $11.4 million in the third quarter of 2010 from $11.0 million in the third quarter of 2009. This increase was the result of declines in interest expense outpacing declines in interest income from the prior year.
Centra’s interest bearing assets and liabilities increased during the first nine months and the third quarter of 2010 compared to 2009. For the first nine months of 2010, the most significant area of change was a rise in interest-bearing deposits as the average balance increased $96 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009. The average balance of federal funds sold comprise of the largest increase in earning assets, which increased to $125.9 million compared to $2.4 million for the first nine months of 2009.
For the quarter ended September 30, 2010, the most significant area of change from the prior year was a rise in the average balance of federal funds sold, which increased to an average balance of $146.6 million from $14.5 million for the quarter ended September 30, 2009. Interest bearing liabilities grew to an average of $1.1 billion for the third quarter 2010 from $991.2 million for the third quarter 2009. These trends reflect the continued deposit growth of Centra in all operating markets.
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
Net interest margin is calculated by dividing net interest income by average interest earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by Centra’s consolidated balance sheet. The net interest margin for the nine months ended September 30, 2010 and 2009 was 3.58% and 3.83%, respectively. The net interest margin declined as a result of an increase in the average balance of federal funds sold at a rate of 0.21% coupled with a decline in taxable securities from 3.35% as of September 30, 2009 to 2.12% as of September 30, 2010. Centra experienced an 86 basis point decline in the yield on interest earning assets and a 68 basis point decrease in the yield on interest bearing liabilities.
The net interest margin for the quarter ended September 30, 2010 and 2009 was 3.55% and 3.83% respectively. The net interest margin declined as a result of an increase in the average balance of federal funds sold at a rate of 0.23% coupled with a decline in taxable securities from 3.09% for the quarter ended September 30, 2009 compared to 1.86% as of September 30, 2010. Centra experienced a 91 basis point decline in the yield on interest earning assets and a 71 basis point decrease in the yield on interest bearing liabilities.

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the nine and three months ended September 30, 2010 and September 30, 2009.

	Nine Months Ended		Three Months Ended
	September 30		September 30
(Unaudited)(Dollars in Thousands)	2010	2009	2010	2009
Net interest income, U.S. GAAP basis	$33,237	$32,051	$11,382	$10,963
Tax-equivalent adjustment	651	691	229	224

Tax-equivalent net interest income	$33,888	$32,742	$11,611	$11,187

Management continuously monitors the effects of net interest margin on the performance of Centra. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Unaudited)(Dollars in Thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest bearing deposits in banks	$3,341	$1	0.05%	$2,831	$1	0.06%
Federal funds sold	125,868	197	0.21	2,356	10	0.59
Securities (1)(4):
Taxable	105,408	1,669	2.12	89,078	2,234	3.35
Tax exempt	29,912	1,176	5.25	33,061	1,299	5.25

Loans held for sale	2,723	88	4.33	3,863	126	4.36
Loans (2)(3)(4):
Commercial	746,208	30,748	5.51	741,332	31,851	5.74
Tax exempt	13,141	628	6.39	11,032	603	7.31
Consumer	71,017	3,878	7.30	83,691	4,588	7.33
Real estate	186,767	8,284	5.93	193,208	8,834	6.11
Allowance for loan losses	(18,433)	—	—	(16,829)	—	—

Net loans	998,700	43,538	5.83	1,012,434	45,876	6.06

Total earning assets	1,265,952	46,669	4.93	1,143,623	49,546	5.79
Cash and due from banks	4,898			22,396
Other assets	81,611			65,778

Total assets	$1,352,461			$1,231,797

Liabilities
Deposits:
Non-interest bearing demand	$151,631	$—	—	$135,558	$—	—

NOW	193,401	1,056	0.73	167,677	1,083	0.86
Money market checking	276,476	2,244	1.09	161,820	1,611	1.33
Savings	45,508	94	0.28	40,403	106	0.35
IRAs	47,905	899	2.51	46,164	1,161	3.36
CDs	443,669	7,999	2.41	494,526	12,142	3.28
Short-term borrowings	35,696	136	0.51	50,240	242	0.64
Long-term borrowings	20,000	353	2.36	20,000	459	3.07

Total interest-bearing liabilities	1,062,655	12,781	1.61	980,830	16,804	2.29

Other liabilities	9,992			11,801

Total liabilities	1,224,278			1,128,189

Stockholders’ equity
Preferred stock	—			937
Common stock	8,181			6,912
Paid-in capital	116,874			99,059
Accumulated (deficit) earnings	1,760			(4,834)
Unrealized gains	1,368			1,534

Total stockholders’ equity	128,183			103,608

Total liabilities and stockholders’ equity	$1,352,461			$1,231,797

Net interest spread			3.32			3.50
Impact of non-interest bearing funds on margin			0.26			0.33

Net interest income margin		$33,888	3.58%		$32,742	3.83%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $794 in 2010 and $657 in 2009.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Unaudited)(Dollars in Thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest bearing deposits in banks	$2,694	$—	0.07%	$5,230	$—	0.00%
Federal funds sold	146,558	85	0.23	14,516	6	0.16
Securities (1)(4):
Taxable	111,491	522	1.86	89,773	700	3.09
Tax exempt	29,430	383	5.16	33,068	434	5.20

Loans held for sale	3,891	40	4.12	2,107	27	5.10
Loans (2)(3)(4):
Commercial	751,184	10,182	5.38	751,593	10,729	5.66
Tax exempt	18,451	250	5.38	8,763	176	7.96
Consumer	68,714	1,257	7.25	80,375	1,485	7.33
Real estate	184,988	2,730	5.85	191,795	2,900	6.00
Allowance for loan losses	(18,084)	—	—	(17,095)	—	—

Net loans	1,005,253	14,419	5.69	1,015,431	15,290	5.97

Total earning assets	1,299,317	15,449	4.72	1,160,125	16,457	5.63
Cash and due from banks	4,980			17,380
Other assets	82,745			67,832

Total assets	$1,387,042			$1,245,337

Liabilities
Deposits:
Non-interest bearing demand	$155,820	—	—	$140,073	—	—

NOW	208,545	275	0.52	184,891	401	0.86
Money market checking	301,845	648	0.85	173,393	571	1.31
Savings	45,679	18	0.16	41,886	37	0.35
IRAs	47,504	286	2.39	46,978	370	3.13
CDs	427,638	2,442	2.27	484,457	3,704	3.03
Short-term borrowings	35,393	42	0.47	39,547	58	0.58
Long-term borrowings	20,000	127	2.51	20,000	129	2.56

Total interest bearing liabilities	1,086,604	3,838	1.40	991,152	5,270	2.11

Other liabilities	10,323			12,156

Total liabilities	1,252,747			1,143,381

Stockholders’ equity
Preferred stock	—			—
Common stock	8,425			6,970
Paid-in capital	120,827			96,573
Accumulated (deficit) earnings	3,661			(3,167)
Unrealized gains	1,382			1,580

Total stockholders’ equity	134,295			101,956

Total liabilities and stockholders’ equity	$1,387,042			$1,245,337

Net interest spread			3.32			3.52
Impact of non-interest bearing funds on margin			0.23			0.31

Net interest income-margin		$11,611	3.55%		$11,187	3.83%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $273 in 2010 and $191 in 2009.

(3)	Non-accrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

Allowance and Provision for Credit Losses
Management continually monitors the loan portfolio through its regional loan committees and the Senior Loan Committee to determine the adequacy of the allowance for loan losses. This formal analysis assists in determining the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in loan concentrations. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.
Centra maintains an allowance for loan losses and an allowance for lending-related commitments. For financial reporting purposes, Centra reports its provision for credit losses as the sum of the provision for loan losses and the provision for losses on lending-related commitments. The allowance for loan losses was $18.3 million, $18.0 million, and $16.5 million as of September 30, 2010, December 31, 2009, and September 30, 2009, respectively, which represents an allowance to total loans of 1.77%, 1.76% and 1.60% at the respective period ends. The allowance for loan losses as of September 30, 2010 increased slightly by $0.3 million since December 31, 2009, which is due to an increase in delinquent and non-performing assets as well as management’s assessment of the adequacy of the allowance. The increase in the allowance for loan losses at September 30, 2010 compared to September 30, 2009 was primarily due to deterioration of general economic conditions and the increase in delinquent and non-performing assets from the previous year.
Activity in the allowance for loan losses follows:

	September 30	December 31	September 30
(Dollars in Thousands)	2010	2009	2009
Allowance for loan losses
Balance, beginning of period	$18,010	$16,367	$16,367

Loan charge-offs	(2,849)	4,413	(2,646)
Loan recoveries	283	370	309

Net charge-offs	(2,566)	4,043	(2,337)

Provision for loan losses	2,862	5,686	2,452

Balance, end of period	$18,306	$18,010	$16,482

Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned. As of September 30, 2010, total non-performing assets reached $28.8 million compared to $9.5 million as of December 31, 2009. The increase is a result of further deteriorating economic conditions in our markets. As of September 30, 2010, other real estate owned was $2.8 million compared to $2.3 million as of December 31, 2009.
Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	September 30	December 31	September 30
(Dollars in Thousands)	2010	2009	2009
Nonaccrual loans:
Commercial	$22,352	$4,897	$5,730
Real Estate	1,397	1,848	2,292
Consumer	1,310	452	478

Total non-accrual loans	25,059	7,197	8,500
Renegotiated loans	990	—	—
Other real estate, net	2,797	2,261	1,970

Total non-performing assets	$28,846	$9,458	$10,470

Accruing loans past due 30 days or more	$4,986	$6,539	$4,803
Non-performing loans as a % of total loans	2.43%	0.92%	1.27%
Allowance for loan losses as a % of non-performing loans	73.00%	173.00%	125.00%
Allowance for loan losses as a % of total loans	1.77%	1.76%	1.60%

Loans are placed on nonaccrual automatically when they become 90-days delinquent or earlier if designated by management that due to certain facts and circumstances the collectability of total contractual principal and interest is in doubt. Collection and/or foreclosure procedures have been initiated on these loans and minimal losses are anticipated. Centra did not have any loans over 90 days past due and still accruing as of September 30, 2010 and December 31, 2009.
Total non-performing loans are loans that are in non-accrual status and as of September 30, 2010 reached $25.1 million compared to $7.2 million as of December 31, 2009, or an increase of $17.9 million since year end. This increase is the result of a few large relationships that either became more than 90 days past due or were moved to non-accrual status after management determined that the borrower may not be able to satisfy their contractual obligations. Centra believes that the allowance adequately covers inherent losses.
As of September 30, 2010, total impaired commercial loans reached $29.4 million, which include commercial non-accrual loans of $22.4 million and three loans totaling $7.0 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $28.7 million required specific reserves due to shortfalls in collateral value. Centra reserved $5.0 million for impaired loans as of September 30, 2010. As of December 31, 2009, total impaired commercial loans were $9.6 million, which include commercial non-accrual loans of $4.9 million and one loan for $4.7 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.7 million required a specific reserve as of December 31, 2009. Centra reserved $2.5 million for impaired loans as of December 31, 2009.
In addition, troubled debt restructurings (“TDRs”) are included in impaired loans. During the first nine months of 2010, Centra renegotiated terms on five loans with outstanding balances of $1.0 million due to the financial difficulties of the borrower as management believes that the new terms serve the best interests of the bank. Centra did not have any renegotiated loans as of December 31, 2009.
Accruing loans past due 30 days or more have decreased by $1.5 million since December 31, 2009 to $5.0 million as of September 30, 2010. Only 0.48% and 0.64% of Centra’s total loan portfolio were past due 30 days or more as of September 30, 2010 and December 31, 2009, respectively. Commercial loans past due 30 days or more make up 40.9% or $2.0 million of the total loan delinquencies. Consumer loans past due 30 days or more make up 29.1% or $1.5 million of the total loan delinquencies. Real estate loans past due 30 days or more make up 30.0% or $1.5 million of the total loan delinquencies.
In determining the adequacy of allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. The following table reflects the allocation of the allowance for loan losses as of September 30, 2010, December 31, 2009 and September 30, 2009.

	September 30,	December 31,	September 30,
(Dollars in Thousands)	2010	2009	2009
Allocation of the allowance for loan losses:
Commercial	$12,353	$11,654	$10,481
Consumer	2,347	2,282	2,205
Real Estate	3,606	4,074	3,796

Total	$18,306	$18,010	$16,482

The increase in the allowance for commercial loan losses at September 30, 2010 from the previous periods is most notably due to a rise in specific reserves and the inherent risk within the portfolio. The $12.4 million allowance for commercial loan losses as of September 30, 2010 includes $5.0 million allocated for specific reserves on impaired loans. The allowance for commercial loan losses of $11.7 million as of December 31, 2009 includes $2.5 million allocated for specific reserves on impaired loans. A specific reserve of $2.6 million was allocated for impaired loans as of September 30, 2009 and was included in the allowance for commercial loan losses of $10.5 million. The specific reserve for impaired loans has increased from the prior year due to a rise in impaired loans during the same period.
Additionally, the historical loss experience has increased slightly from prior periods as Centra has experienced a higher level of losses since September 30, 2009. For the nine months ended September 30, 2010, total charge-offs reached $2.8 million compared to $2.6 million from the previous year. Centra’s net charge-offs as a percent of average loans were 0.34% through the first nine months of 2010 while according to the FDIC’s Second Quarter 2010 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percent of average loans of 1.89%.

The allowance for consumer loan losses has increased at September 30, 2010 from the prior periods which is due to a rise in delinquent and non-accrual loans. The allowance for real estate loan losses has also decreased at September 30, 2010 from the prior periods in reflection of the decline in the outstanding loan balances, which were $184.5 million as of September 30, 2010, $189.8 million as of December 31, 2009 and $191.6 million as of September 30, 2009.
Management records the provision for loan losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall assessment of inherent credit risk. The provision for loan losses for the quarters ended September 30, 2010 and 2009 was $2.9 million and $2.5 million, respectively. The provision for loan losses has increased during the first nine months of 2010 due to a rise in impaired loans, which required a larger specific reserve, and higher loss experience compared to the first nine months of 2009.
Centra records an Allowance for Credit Losses related to unused off balance sheet commitments within the other liabilities portion of the balance sheet. Activity in this allowance account is as follows:

	September 30	December 31	September
(Dollars in Thousands)	2010	2009	2009

Balance, beginning of period	$1,460	$1,477	$1,477
(Recovery of) provision for loss	(273)	(17)	54

Balance, end of period	$1,187	$1,460	$1,531

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of Centra’s noninterest income. Noninterest income totaled $6.6 million and $5.8 million in the first nine months of 2010 and 2009. This increase is mainly driven by the other-than-temporary impairment loss recognized during the first quarter 2009 and a decline in secondary market income. Noninterest income totaled $2.4 million and $2.0 million in the third quarter of 2010 and 2009, respectively.
Service charges on deposit accounts increased to $3.0 million in the first nine months of 2010 from $2.7 million in the first nine months of 2009. Service charges on deposit accounts increased to $1.1 million in the third quarter of 2010 from $952,000 in the third quarter of 2009. This growth was the direct result of the corresponding increase in deposit accounts. Similarly, other service charges and fees grew to $2.1 million in the first nine months of 2010 compared to $1.9 million in the first nine months of 2009. Other service charges and fees increased to $735,000 in the third quarter of 2010 from $644,000 in the third quarter of 2009. This increase resulted from the combination of growth of accounts and occurrence of transactions in the deposit portfolio of Centra.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $583,000 from such fees in the first nine months of 2010 compared to $1.1 million in the first nine months of 2009. Centra recognized $195,000 from such fees in the third quarter of 2010 compared to $281,000 thousand in the third quarter of 2009. The decrease in the 2010 amounts is the result of a decline in secondary market loan origination volume compared to 2009 coupled with a change in who Centra sells loans to on the secondary market.
Other income increased to $850,000 in the first nine months of 2010 from $540,000 in the first nine months of 2009. Other income increased to $312,000 for the third quarter 2010 compared to $153,000 for the third quarter 2009. Other income increased as a result of growth within our investment services area.
Noninterest Expense
For the first nine months of 2010, noninterest expense totaled $26.8 million compared to $24.6 in the first nine months of 2009. Centra’s efficiency ratio was 65.91% for the first nine months of 2010 compared to 62.18% for the first nine months of 2009. This ratio measures the efficiency of noninterest expenses incurred, less amortization of intangibles, in relationship to net interest income plus noninterest income. The efficiency ratio increased from the prior year due to additional overhead expenditures incurred in predominately in the first quarter of 2010 as compared to 2009.
For the third quarter of 2010, noninterest expense totaled $8.9 million compared to $8.4 million in the third quarter of 2009. Centra’s efficiency ratio was 63.17% for the third quarter of 2010 compared to 63.39% for the third quarter of 2009.

Salaries and benefits totaled $13.5 million for the nine months ended September 30, 2010 compared to $11.5 million for the nine months ended September 30, 2009. Salaries and benefits totaled $4.4 million for the quarter ended September 30, 2010, compared to $4.0 million for the quarter ended September 30, 2009. Centra had 240 full-time equivalent personnel as of September 30, 2010, compared to 232 full-time equivalent personnel as of September 30, 2009. In addition to the increase in personnel, Centra incurred higher stock compensation expense related to options granted during the first and second quarters 2010. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.
For the nine months ended September 30, 2010 and 2009, occupancy expense totaled $2.4 million and $2.0 million, respectively. The increase in occupancy expense is primarily the net result of branch renovations at several offices throughout our delivery channels. For the quarters ended September 30, 2010 and 2009, occupancy expense totaled $743,000 and $745,000, respectively.
Equipment expense totaled $1.6 million in the first nine months of 2010 compared to $1.7 million for the first nine months of 2009. Included in equipment expense is depreciation of furniture, fixtures and equipment of $1.1 million for the nine months ended September 30, 2010 and 2009. Equipment expense totaled $542,000 in the third quarter of 2010 compared to $578,000 for the third quarter of 2009. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $352,000 for the quarter ended September 30, 2010, and $374,000 for the quarter ended September 30, 2009.
Advertising costs totaled $1.2 million in the first nine months of 2010 compared to $1.1 million in the first nine months of 2009. Advertising costs totaled $346,000 in the third quarter of 2010 compared to $431,000 in the third quarter of 2009. Centra has increased its marketing in Hagerstown, Maryland and Fayette County, Pennsylvania due to the unprecedented opportunities in those markets. Centra believes the current marketing approach will continue to result in increased market awareness of Centra’s name and customer service philosophy.
Professional fees total $741,000 in the first nine months of 2010 compared to $669,000 in the first nine months of 2009. Professional fees totaled $258,000 in the third quarter of 2010 compared to $188,000 in the third quarter of 2009. This expense includes legal, accounting and consulting fees paid related to Centra’s operations.
Data processing costs totaled $1.9 million in the first nine months of 2010 and 2009, respectively. Data processing costs totaled $620,000 in the third quarter of 2010 compared to $617,000 in the third quarter of 2009. Data processing costs have remained consistent with prior periods despite the overall increase in the number of accounts largely due to our efforts in renegotiating our core vendor contract in the fourth quarter of 2009.
Other outside services total $682,000 in the first nine months of 2010 compared to $761,000 in the first nine months of 2009. Other outside services totaled $199,000 in the third quarter of 2010 compared to $246,000 in the third quarter of 2009. This decrease is primarily due to a decline in correspondent bank fees, ATM Network fees, and courier services.
Regulatory assessment expense totaled $1.3 million in the first nine months of 2010 compared to $1.5 million in the first nine months 2009. Regulatory assessment expense totaled $440,000 in the third quarter of 2010 compared to $389,000 in the third quarter of 2009. Regulatory assessment expense was higher in 2009 than 2010 because the FDIC applied a special “one time” assessment to all member banks in the third quarter of 2009 in order to recapitalize the regulatory insurance funds. This fee is in addition to the normal regulatory assessment required by the FDIC.
Other operating expense totaled $3.5 million and $3.4 million in the first nine months of 2010 and 2009, respectively. Centra experienced a marginal increase in other operating expenses and most related expense categories remained fairly consistent with the prior period. Other operating expense totaled $1.3 million in the third quarter of 2010 compared to $1.2 million in the third quarter of 2009.
Income Tax Expense
Centra incurred income tax expense of $3.4 million in the first nine months of 2010 compared to $3.7 million for the first nine months of 2009. Centra’s income tax expense has decreased over the prior year due to a decline in net income before tax. The effective tax rate for the first nine months of 2010 was 32.73% compared to 34.37% for the first nine months of 2009. Centra incurred income tax expense of $1.3 million in the third quarter of 2010 compared to $1.2 million in the third quarter 2009. The effective tax rate for the third quarter of 2010 and 2009 was 32.72% and 36.22%, respectively.

Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.69% and 7.30% for the first nine months of 2010 compared to 0.77% and 9.14% for the first nine months of 2009. ROA and ROE were 0.74% and 7.65% for the third quarter of 2010 compared to 0.69% and 8.38% for the third quarter of 2009. These measures have been impacted by Centra’s asset and equity growth, which is most notably due to a stock offering completed during the first quarter of 2010.
Centra is considered well capitalized under regulatory and industry standards of Risk Based Capital. As of September 30, 2010, Centra’s Risk Based Capital was 14.84% which exceeds the 10.0% requirement to be considered a Well Capitalized Bank. Risk Based Capital has increased from 11.97% as of September 30, 2009 due to the new capital issued as a result of the stock offering in 2010. Tier 1 Risk Based Capital was 13.58% as of September 30, 2010 compared to 10.71% as of September 30, 2009, both which exceed the 6.0% requirement to be considered a Well Capitalized Bank.
Financial Condition
Overview of the Consolidated Balance Sheet
Total assets at September 30, 2010, were $1.4 billion or an increase of $118.2 million since December 31, 2009. Cash and cash equivalents have increased due to deposit growth and the stock offering completed during the first quarter. Deposits totaled $1.2 billion at September 30, 2010, or an increase of $93.5 million since December 31, 2009. Short-term borrowings totaled $36.0 million at September 30, 2010, and have decreased $4.8 million since December 31, 2009.
Stockholders’ equity was $133.9 million at September 30, 2010, or an increase of approximately $28.7 million from December 31, 2009. Equity increased primarily due to the stock offering completed during the first quarter, net income recognized for the first nine months of 2010 and as a result of the equity received from the exercise of stock options and stock sold through the dividend reinvestment plan.
Cash and Cash Equivalents
Cash and cash equivalents totaled $185.8 million as of September 30, 2010, compared to $74.6 million as of December 31, 2009, or an increase of $111.3 million. Centra’s liquidity position improved due to deposit growth as well as the net cash of $20.6 million raised through the stock offering.
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
Investment Securities
Investment securities totaled $125.9 million as of September 30, 2010, and $131.5 million as of December 31, 2009. Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities and corporate stock. Centra’s investment philosophy has remained consistent and conservative as we do not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of growing the bank as well as interest rate risk management. At September 30, 2010, the amortized cost of Centra’s investment securities totaled $123.8 million, resulting in unrealized appreciation in the investment portfolio of $2.1 million and a corresponding increase in Centra’s equity of $1.3 million, net of deferred income taxes.
As of September 30, 2010, Centra evaluated all investment securities with unrealized losses for impairment. Centra did not recognize any other-than-temporary impairment losses on the investment portfolio during the nine months of 2010.
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
The following table details total loans outstanding as of:

	September 30	December 31
(Dollars in Thousands)	2010	2009
Commercial	$162,349	$140,299
Real estate, commercial	616,597	617,602
Real estate, residential mortgage	184,474	189,814
Consumer	68,296	75,137

Total loans	$1,031,716	$1,022,852

Commercial real estate loans constitute the largest component of the lending portfolio, which is consistent with the nature of our market.
Loan Concentration
With the significant commercial loan balances, Centra has concentrations of its loan portfolio in the building, developing, and general contracting industry, retail, leasing of real estate, and the hotel/motel areas. These concentrations, while within the same industry segment, are not concentrated with a single borrower or market. This dissemination of borrowers helps mitigate the concentrations previously noted. Management continually monitors these concentrations.
The following table provides information regarding the largest concentrations of commercial loans within the loan portfolio as of September 30, 2010:

	Outstanding	Loan	Total
(Dollars in Thousands)	Balances	Commitments	Exposure	% of Total
Land sub-division and land development	$90,840	$31,064	$121,904	13.28%
Residential building construction	42,155	10,053	52,208	5.69%
Nonresidential building construction	9,927	6,570	16,497	1.80%
Rental properties — residential buildings	118,585	4,984	123,569	13.46%
Rental properties — nonresidential buildings	117,433	18,364	135,797	14.79%
Rental properties — other real estate	28,761	1,837	30,598	3.33%
Lodging and lodging related	45,010	2,229	47,239	5.14%
Retail	53,187	26,190	79,377	8.65%
Other	273,048	37,758	310,806	33.86%

Total commercial and commercial real estate loans	$778,946	$139,049	$917,995	100.00%

Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, reaching $1.2 billion at September 30, 2010.
Non-interest bearing deposits remain a core funding source for Centra. At September 30, 2010, non-interest bearing deposits totaled $158.4 million compared to $155.7 million at December 31, 2009. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.

Interest bearing deposits totaled $1.0 billion at September 30, 2010, compared to $958.7 million at December 31, 2009. Average interest bearing liabilities totaled $1.1 billion during the first nine months of 2010 compared to $980.8 million for the first nine months of 2009. Average interest bearing liabilities totaled $1.1 billion during the third quarter of 2010 compared to $991.2 million for the third quarter of 2009. Average non-interest bearing demand deposits totaled $151.6 million for the first nine months of 2010 compared to $135.6 million for the first nine months of 2009. Average non-interest bearing demand deposits totaled $155.8 million for the third quarter of 2010 compared to $140.1 million for the third quarter of 2009. Centra has enjoyed strong deposit growth across all of its markets while lowering its cost of funds.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements and federal funds purchased. At September 30, 2010, short-term borrowings totaled $36.0 million compared to $40.8 million at December 31, 2009.
Centra formed two statutory business trusts in prior years for the purpose of issuing trust preferred capital securities with the proceeds invested in junior subordinated debt securities of Centra. In June 2006 and September 2004, Centra completed the private placement of two $10,000,000 Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory Trust I subsidiaries. As of September 30, 2010, the 2006 and 2004 securities are at an interest cost of 1.65% and 2.29%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.
Capital/Stockholders’ Equity
On September 16, 2010, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s eleventh cash dividend on Centra common stock. The Board approved a $0.075 per share cash dividend to shareholders of record on September 17, 2010 that was paid on October 1, 2010.
During the first quarter of 2010, Centra offered up to 1.2 million shares of its common stock for sale at a price of $20 per share and raised net capital of $20.6 million. Centra will use the proceeds of the offering to provide necessary capital to support the overall growth of the organization.
At September 30, 2010, accumulated other comprehensive income totaled $1.3 million compared to $1.5 million at December 31, 2009. All the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At September 30, 2010, Centra Bank has $31.1 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “Risk-Based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s Risk Based Capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2009 Form 10-K. At September 30, 2010, Centra and its banking subsidiary’s Risk Based Capital ratios exceeded the minimum standards for a Well Capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $33.1 million and $32.8 million at September 30, 2010 and December 31, 2009, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at September 30, 2010 and December 31, 2009, was $141.9 million and $135.2 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at September 30, 2010 and December 31, 2009, was $45.4 million and $45.9 million, respectively. At September 30, 2010 and December 31, 2009, Centra has recorded $1.2 million for probable losses related to these commitments in other liabilities in the financial statements.
Centra originates long-term, fixed and adjustable rate mortgage loans and sells them on the secondary market, servicing released. At September 30, 2010 and 2009, Centra had $32.8 million and $6.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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
The ALCO relies on various methods of assessing interest rate risk including simulating net interest income, monitoring the sensitivity of the net present market value of equity or economic value of equity, and monitoring the difference or gap between maturing or rate-sensitive assets and liabilities over various time periods. The ALCO places emphasis on simulation modeling as the most beneficial measurement of interest rate risk due to its dynamic measure. By employing a simulation process that measures the impact of potential changes in interest rates and balance sheet structures and by establishing limits on changes in net income and net market value, the ALCO is better able to evaluate the possible risks associated with alternative strategies.
The simulation process starts with a base case simulation that represents projections of current balance sheet growth trends. Base case simulation results are prepared under a flat interest rate forecast and at least two alternative interest rate forecasts, one rising and one declining, assuming parallel yield curve shifts. Comparisons showing the earnings variance from the flat rate forecast illustrate the risks associated with the current balance sheet strategy. When necessary, additional balance sheet strategies are developed and simulations prepared. These additional simulations are run with the same interest rate forecasts used with the base case simulation and/or using non-parallel yield curve shifts. The additional strategies are used to measure yield curve risk, prepayment risk, basis risk, and index lag risk inherent in the balance sheet. Comparisons showing the earnings and equity value variance from the base case provide the ALCO with information concerning the risks associated with implementing the alternative strategies. The results from model simulations are reviewed for indications of whether current interest rate risk strategies are accomplishing the intended goal and, if not, alternative strategies are suggested. The policy calls for periodic review by the ALCO of assumptions used in the modeling.

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet are established. ALCO has determined that the earnings at risk of Centra shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of September 30, 2010, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of September 30, 2010.
(Dollars in Thousands)

	Estimated Increase
	(Decrease) in Net
Immediate Interest Rate Change (in Basis Points)	Interest Income
300	$(3,040)	(6.48%)
200	(2,243)	(4.78%)
100	(1,186)	(2.53%)
-100	(930)	(1.98%)
Item 3. Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 4. Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Centra, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in Centra’s internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect Centra’s internal control over financial reporting.
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

November 8, 2010	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Darren K. Williams
Darren K. Williams
Chief Financial Officer