Form 10-K
period 2010-12-31
CENTRA FINANCIAL HOLDINGS INC
filed 2011-03-18
CIK 1099932

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

The aggregate market value of Centra Financial Holdings, Inc. common stock, representing all of its voting and non-voting shares held by non-affiliates as of June 30, 2010, was approximately $121,255,760. For this purpose, certain executive officers and directors are considered affiliates. However, Centra does not sell its common stock on a public exchange. Therefore, Centra does not consider the market value of its non-affiliated shares to be public float.

As of February 28, 2011, the number of shares outstanding of Centra’s only class of common stock was 8,482,240.

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

Centra operates offices in the Suncrest, Waterfront, Cheat Lake, Sabraton, and Westover areas of Morgantown, West Virginia; Foxcroft Avenue, North Martinsburg, South Berkeley, and Spring Mills areas of Martinsburg, West Virginia; the Uniontown, Smithfield, Walnut Hill, and Point Marion areas of Fayette County, Pennsylvania; and the Pennsylvania Avenue, Kenley Square and North Pointe areas of Hagerstown, Maryland. At December 31, 2010, Centra had total assets of $1.4 billion, total loans of $1.1 billion, total deposits of $1.2 billion, and total stockholders’ equity of $135.8 million.

Recent Developments

On December 15, 2010, Centra Financial Holdings, Inc. (“Centra”), a West Virginia corporation, entered into an Agreement and Plan of Reorganization (the “Agreement”) with United Bankshares, Inc. (“United”), a West Virginia corporation. The Agreement contemplates the merger of Centra with and into a subsidiary to be formed by United, with the subsidiary being the surviving corporation (“the Merger”). The Merger is subject to the approval of Centra’s stockholders, regulatory approvals and other customary closing conditions, including accuracy of the representations and warranties of the other party (generally subject to a material adverse effect standard), and material compliance by the other party with its obligations under the Merger Agreement. Subject to satisfaction of the closing conditions the parties anticipate completing the Merger in the third quarter of 2011. Upon effectiveness of the Merger, two directors from Centra will be appointed to United’s board of directors.

General

Under the Merger Agreement, Centra agreed to conduct its business in the ordinary course while the Merger is pending, and, except as permitted under the Agreement, to generally refrain from, among other things, acquiring new or selling existing businesses, incurring new indebtedness, repurchasing Centra shares, issuing new capital stock or equity awards, or entering into new material contracts or commitments outside the ordinary course of business, without the consent of United.

Additional information about United is included in documents that it has filed with the Securities and Exchange Commission. Additional information concerning the Merger is contained in Item 1A, Risk Factors, and in the proxy statement/prospectus and registration statement to be filed with the Securities and Exchange Commission. STOCKHOLDERS ARE URGED TO READ THE PROXY STATEMENT/PROSPECTUS AND REGISTRATION STATEMENT REGARDING THE PROPOSED TRANSACTION WHEN IT BECOMES AVAILABLE BECAUSE IT WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. These materials will be made available to the stockholders of Centra at no expense to them. Investors and security holders will be able to obtain the documents (when available) free of charge at the Securities and Exchange Commission’s website, http://www.sec.gov. In addition, such materials (and all other documents filed with the Securities and Exchange Commission) will be available free of charge at

http://www.centrabank.com. Such documents are not currently available. You may also read and copy any reports, statements and other information filed by Centra or United with the Securities and Exchange Commission at the Securities and Exchange Commission public reference room at 100 F Street N.E., Room 1580, Washington, D.C. 20549. Please call the Securities and Exchange Commission at (800) 732-0330 or visit the Securities and Exchange Commission’s website for further information on its public reference room. You may also obtain copies of this information by mail from the public reference section of the SEC, 100 F. Street, N.E., Washington, D.C. 20549, at proscribed rates, or from commercial document retrieval services.

Each company’s directors and executive officers and other persons may be deemed, under Securities and Exchange Commission rules, to be participants in the solicitation of proxies in connection with the proposed transaction. Information regarding United’s directors and officers can be found in its preliminary proxy statement filed with the Securities and Exchange Commission on or around March 18, 2011 and information regarding Centra’s directors and officers can be found in its proxy statement filed with the Securities and Exchange Commission on or around March 18, 2011. Additional information regarding the participants in the proxy solicitation and a description of their direct and indirect interests in the transaction, by security holdings or otherwise, will be contained in the proxy statement/prospectus and other relevant materials to be filed with the Securities and Exchange Commission when they become available.

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

At December 31, 2010 and 2009, Centra had 245 and 241 full-time equivalent employees, respectively. Centra’s principal office is located at 990 Elmer Prince Drive, Morgantown, West Virginia 26505, and its telephone number is (304) 598-2000. Centra’s web site is www.centrabank.com.

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

Commercial Loans

At December 31, 2010, Centra had outstanding approximately $799.5 million in commercial loans, including commercial, commercial real estate, financial, and agricultural loans. These loans represented approximately 76.0% of the total aggregate loan portfolio as of that date.

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

Consumer Loans

At December 31, 2010, Centra had outstanding consumer loans in an aggregate amount of approximately $67.1 million or approximately 6.4% of the total loan portfolio.

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

Real Estate Loans

At December 31, 2010, Centra had approximately $185.3 million of residential real estate loans, home equity lines of credit, and construction mortgages outstanding, representing 17.6% of the total loan portfolio.

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

Supervision and Regulation

Bank holding companies and banks operate in an extensively regulated environment under state and federal law. These laws and regulations are intended primarily for the protection of depositors and the Deposit Insurance Fund (the “DIF”) and not for the benefit of stockholders or creditors. The following is a summary of certain statutes and regulations affecting Centra and its subsidiaries, and is qualified in its entirety by reference to such statutes and regulations:

Moreover, recent legislation, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and regulations have been adopted relating to the regulation, supervision, examination and operation of financial institutions. These laws and regulations have been in effect for only a limited time, and we cannot predict the long-term impact their implementation will have on the capital, credit and real estate markets as well as our operations and activities.

Regulatory oversight of financial institutions, including bank holding companies and banks, has increased in recent periods. Regulators conduct a variety of evaluations, including compliance audits and safety and soundness reviews. As a result of these reviews, regulators may require that we change our practices or policies, write down assets or increase reserves (and therefore reduce our capital base), and take or omit to take other actions deemed prudent by the regulator. Given the implementation of these new laws and regulations, we cannot predict the outcome of future regulatory evaluations or whether it will become subject to conditions, policies or directives resulting from regulatory evaluations.

Bank Holding Company Regulation.  Centra is a bank holding company under the Bank Holding Company Act of 1956 (the “BHC Act”),, which restricts the activities of Centra and any acquisition by Centra of voting stock or assets of any bank, savings association, or other company. Centra is also subject to the reporting requirements of, and examination and regulation by, the Federal Reserve Board. Centra’s subsidiary bank, Centra Bank, is subject to restrictions imposed by the Federal Reserve Act on transactions with affiliates, including any loans or extensions of credit to Centra or its subsidiaries, investments in the stock or other securities thereof, and the taking of such stock or securities as collateral for loans to any borrower; the issuance of guarantees, acceptances, or letters of credit on behalf of Centra and its subsidiaries; purchases or sales of securities or other assets; and the payment of money or furnishing of services to Centra and other subsidiaries. Centra is prohibited from acquiring direct or indirect control of more than 5% of any class of voting stock or substantially all of the assets of any bank holding company without the prior approval of the Federal Reserve Board. Centra and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit and/or the provision of other property or services to a customer by Centra or its subsidiaries.

Under Federal Reserve policy, a bank holding company is required to serve as a source of financial and managerial strength for its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. Accordingly, Centra must stand ready to use its available resources to provide adequate capital to Centra Bank during a period of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting Centra Bank. Such support may be required at times when, absent the Federal Reserve’s policy, a bank holding company may not be inclined to provide it. The expectation to serve as a source of financial strength is in addition to certain guarantees required under the prompt correction action provisions discussed below. A bank holding company’s failure to meet these obligations will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of Federal Reserve regulations, or both.

Among its powers, the Federal Reserve may require a bank holding company to terminate an activity or terminate control of, divest or liquidate subsidiaries or affiliates that the Federal Reserve determines constitute a significant risk to the financial safety or soundness of the bank holding company or any of its bank subsidiaries. Subject to certain exceptions, bank holding companies also are required to give written notice to and receive approval from the Federal Reserve before purchasing or redeeming their common stock or other equity securities. The Federal Reserve also may regulate provisions of a bank holding company’s debt, including by imposing interest rate ceilings and reserve requirements. In addition, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels. Additionally, as a result of the Dodd-Frank Act, Centra’s ability to engage in proprietary trading or to establish or invest in private equity or hedge funds is generally prohibited, with a few limited exceptions.

Holding Company Bank Ownership.  The BHC Act requires every bank holding company to obtain the approval of the Federal Reserve before it may acquire, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of any class of the outstanding voting shares of such other bank or bank holding company, acquire all or substantially all the assets of another bank or bank holding company or merge or consolidate with another bank holding company. The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, and consideration of convenience and needs issues includes the parties’ performance under the Community Reinvestment Act (“CRA”). In addition, the Federal Reserve must take into account the institutions’ effectiveness in combating money laundering.

Holding Company Non-bank Ownership.  With certain exceptions, the BHC Act prohibits a bank holding company from acquiring or retaining, directly or indirectly, ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company, or from engaging, directly or indirectly, in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities that have been identified, by statute or by Federal Reserve regulation or order as activities so closely related to the business of banking or of managing or controlling banks as to be a proper incident thereto. Business activities that have been determined to be so related to banking include securities brokerage services, investment advisory services, fiduciary services and certain management advisory and data processing services, among others. A bank holding company that qualifies as a “financial holding company” also may engage in a broader range of activities that are financial in nature (and complementary to such activities). Additional limitations on expansion were implemented by the Dodd-Frank Act’s amendment to the BHC Act to prohibit mergers o acquisitions where the resulting institution would own or control more than 10% of the aggregate consolidated liabilities of all financial companies.

Sarbanes-Oxley Act.  The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information.

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

Banking Subsidiary Regulation.  Centra controls one subsidiary bank, Centra Bank, located in Morgantown, West Virginia. Centra Bank is a state-chartered, nonmember bank and is subject to regulation, supervision and examination by the West Virginia Division of Banking and the Federal Deposit Insurance Corporation (the “FDIC”). Federal and state banking laws and the implementing regulations promulgated by the federal and state banking regulatory agencies cover most aspects of the banks’ operations, including capital requirements, reserve requirements against deposits and for possible loan losses and other contingencies, dividends and other distributions to stockholders, customers’ interests in deposit accounts, payment of interest on certain deposits, permissible activities and investments, securities that a bank may issue and borrowings that a bank may incur, rate of growth, number and location of branch offices and acquisition and merger activity with other financial institutions.

United and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”)   The Patriot Act was adopted in response to the September 11, 2001, terrorist attacks. The Patriot Act provides law enforcement with greater powers to investigate terrorism and prevent future terrorist acts. Among the broad- reaching provisions contained in the Patriot Act are several provisions designed to deter terrorists’ ability to launder money in the United States and provide law enforcement with additional powers to investigate how terrorists and terrorist organizations are financed. The Patriot Act creates additional requirements for banks, which were already subject to similar regulations. The Patriot Act authorizes the Secretary of the Treasury to require financial institutions to take certain “special measures” when the Secretary suspects that certain transactions or accounts are related to money laundering. These special measures may be ordered when the Secretary suspects that a jurisdiction outside of the United

States, a financial institution operating outside of the United States, a class of transactions involving a jurisdiction outside of the United States, or certain types of accounts are of “primary money laundering concern.” The special measures include the following: (a) require financial institutions to keep records and report on the transactions or accounts at issue; (b) require financial institutions to obtain and retain information related to the beneficial ownership of any account opened or maintained by foreign persons; (c) require financial institutions to identify each customer who is permitted to use a payable-through or correspondent account and obtain certain information from each customer permitted to use the account; and (d) prohibit or impose conditions on the opening or maintaining of correspondent or payable-through accounts.

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

Capital Requirements

Federal Reserve Board.  The Federal Reserve Board has adopted risk-based capital guidelines for bank holding companies. The risk-based capital guidelines include both a definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. Since December 31, 1992, the Federal Reserve and the FDIC have required a minimum ratio of Tier 1 capital to risk-adjusted assets and certain off-balance-sheet items of 4.0% and a minimum ratio of qualifying total capital to risk-adjusted assets and certain off-balance-sheet items of 8.0%. The Federal Reserve and the FDIC require banking organizations to maintain a minimum amount of Tier 1 capital relative to average total assets, referred to as the leverage ratio. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3.0%.

Under the Dodd-Frank Act, the federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

For further discussion regarding Centra’s risk-based capital requirements, see Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act made permanent the current standard maximum deposit insurance amount of $250,000, from $100,000. In addition, it gave the FDIC greater discretion to manage the DIF, including where to set the Designated Reserve Ratio (“DRR”). The minimum DRR, which the FDIC is required to set each year, was raised to 1.35% from 1.15% to be achieved by September 30, 2020, and the Act removes the upper limit on the DRR (formerly capped at 1.50%). In setting assessments, the FDIC must offset the effect of the reserve ratio changes on insured depository institutions with total consolidated assets of less than $10 Billion. Therefore assessment rates applicable to all insured depository institutions (IDI’s) need be set only high enough to reach 1.15%; the mechanism for reaching 1.35% by the deadline will be determined separately. In addition, the act eliminated the requirement that the FDIC provide dividends from the fund when the reserve ratio is between 1.35% and 1.50% and also continued the FDIC’s authority to declare dividends when the reserve ratio at the end of a calendar year is at least 1.50%, but grants the FDIC sole discretion in determining whether to suspend or limit the declaration or payment of dividends. The Federal Deposit Insurance Act (“FDI Act”) continues to require that the FDIC’s Board of Directors consider the appropriate level for the DRR annually and, if changing the DRR, engage in notice-and-comment rulemaking before the beginning of the calendar year.

On October 2010, the FDIC proposed a comprehensive, long-range plan for DIF management with the goals of maintaining a positive fund balance, even during a period of large fund losses, and steady, predictable assessment rates throughout economic and credit cycles. Based on updated income, loss and reserve ratio projections, the Restoration Plan foregoes the uniform three basis point assessment rate increase previously scheduled to go into effect January 1, 2011, and keeps the current rate schedule in effect. The plan also calls for the FDIC to pursue further rulemaking in 2011 regarding the Dodd-Frank requirement that the FDIC offset the effect on small institutions of the requirement that the reserve ratio reach 1.35% by September 30, 2020. The FDIC proposes to set the DRR at 2.0%, adopt a lower rate schedule when the reserve ratio reached 1.15% so the average rate over time should be about 8.5 basis points, and in lieu of dividends, adopt lower rate schedules when the reserve ratio reaches 2.0% and 2.5% so the average rates will decline about 25% and 50%, respectively.

In a notice of proposed rulemaking adopted by the FDIC on November 9, 2010, the FDIC proposed to amend the definition of an institution’s deposit insurance assessment base consistent with Dodd-Frank to average consolidated total assets minus average tangible equity (defined as average end-of-month Tier 1 capital). The Notice of Proposed Rulemaking (“NPR”) would also make conforming changes to the unsecured debt and brokered deposit adjustments, eliminate the secured liability adjustment and create a new adjustment that would increase the assessment rate for an institution that holds long-term unsecured debt issue by another insured depository institution. The change would go into effect April 1, 2011.

The proposed deposit insurance initial base assessment rates would range from five basis points (for a financial institutions in Risk Category I) to 35 basis points (for financial institutions in Risk Category IV). After adjustments, the proposed total base assessment rates range from 2.5 basis points for Risk Category I financial institutions) to 45 basis points (for Risk Category IV financial institutions).

On February 7, 2011, the FDIC issued a Final Rule which implemented the October and November 2010, proposed changes to the deposit insurance assessment system mandated by the Dodd-Frank Act.

Dodd-Frank Wall Street Reform and Consumer Protection Act

As a result of the financial crisis, the U.S. Congress passed, and on July 21, 2010 President Obama signed into law, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. The Dodd-Frank Act has had, and will continue to have, a broad impact on the financial services industry. Many of the provisions of the Dodd-Frank Act codify or direct the appropriate Federal regulatory agency, including the SEC, Federal Reserve or FDIC, to promulgate regulations to implement, the requirements discussed above for TARP participants. The Federal regulatory agencies have issued a number of requests for public comment, proposed rules and final regulations to implement the requirements of the Dodd-Frank Act. The following items provide a brief description of the impact of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Company and its subsidiaries.

Deposit Insurance.  The Dodd-Frank Act and implementing final rules from the FDIC make permanent the $250,000 deposit insurance limit for insured deposits. The assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (or the DIF) has been revised to use the institution’s average consolidated total assets less its average equity rather than its deposit base. These provisions could increase the FDIC deposit insurance premiums paid by our insured depository institution subsidiaries. The Dodd-Frank Act also amended the Federal Deposit Insurance Act to provide full deposit insurance coverage for noninterest-bearing transaction accounts beginning on December 31, 2010. As a result, the FDIC discontinued its Transaction Account Guarantee Program, created under the Temporary Liquidity Guarantee Program. Unlike the FDIC’s programs, no opt outs from participation in the Dodd-Frank Act’s insurance protection were allowed and institutions were not required to pay a separate assessment for participation.

Increased Capital Standards and Enhanced Supervision.  The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no lower than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies. Compliance with heightened capital standards may reduce our ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. The Dodd-Frank Act also increases regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency. Compliance with new regulatory requirements and expanded examination processes could increase our cost of operations.

Trust Preferred Securities.  Under the increased capital standards established by the Dodd-Frank Act, bank holding companies are prohibited from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are trust preferred securities, which the Company has used in the past as a tool for raising additional Tier 1 capital and otherwise improving its regulatory capital ratios. Although the Company may continue to include our existing trust preferred securities as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital going forward may limit the Company’s ability to raise capital in the future.

The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau (or the Bureau) within the Federal Reserve that is tasked with establishing and implementing rules and regulations under certain federal consumer protection laws. These consumer protection laws govern the manner in which we offer many of our financial products and services. Regulatory and rulemaking authority over these laws is expected to be transferred to the Bureau in July 2011.

State Enforcement of Consumer Financial Protection Laws.  The Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the Bureau. State attorneys general are permitted to enforce consumer protection rules adopted by the Bureau against certain state-chartered institutions. Although our subsidiaries do not currently offer many of these consumer products or services, compliance with any such new regulations would increase our cost of operations and, as a result, could limit our ability to expand into these products and services.

Transactions with Affiliates and Insiders.  The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained. Additionally, limitations on transactions with insiders are expanded through the (i) strengthening on loan restrictions to insiders; and (ii) expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending or borrowing transactions. Restrictions are also placed on certain asset sales to and from an insider to an institution, including requirements that such sales be on market terms and, in certain circumstances, approved by the institution’s board of directors.

Corporate Governance.  The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including us. The Dodd-Frank Act (1) grants stockholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for compensation committee members; (3) requires companies listed on national securities exchanges to adopt incentive-based compensation claw-back policies for executive officers; and (4) provides the SEC with authority to adopt proxy access rules that would allow stockholders of publicly traded-companies to nominate candidates for election as a director and have those nominees included in a company’s proxy materials. The SEC recently adopted final rules implementing rules for the shareholder advisory vote on executive compensation and golden parachute payments.

Additional regulations called for in the Dodd-Frank Act, including regulations dealing with the risk retention requirements for, and disclosures required from, residential mortgage originators will be implemented over time. Although the Dodd-Frank Act contains some specific timelines for the Federal regulatory agencies to follow, it remains unclear whether the agencies will be able to meet these deadlines and when rules will be proposed and finalized. We continue to monitor the rulemaking process and, while our current assessment is that the Dodd-Frank Act and the implementing regulations will not have a material effect on the Company, given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented, the full extent of the impact such requirements will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage requirements or otherwise adversely affect our business. These changes may also require us to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. Failure to comply with the new requirements would negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Future Legislation and Regulation

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

Limits on Dividends

Centra’s ability to obtain funds for the payment of dividends and for other cash requirements largely depends on the amount of dividends Centra Bank declares. However, the Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its stockholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined and the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $22.9 million available for dividends at December 31, 2010.

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

Community reinvestment regulations evaluate how well and to what extent a bank lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. In addition, the anticipated regulations, as a result of the Dodd-Frank Act, are expected to have an impact on our business and results of operations.

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

Executive Officers

The following are the executive officers of Centra Financial Holdings as of December 31, 2010.

			Principal Occupation
Name	Age	Position	(Past Five Years)

Douglas J. Leech	56	Chairman, President and Chief Executive Officer	Chairman, President and CEO Centra Financial Holdings, Inc., President Centra Bank, Inc.
Henry M. Kayes, Jr.	43	Vice President	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present); Senior Vice President — City Executive, Martinsburg, West Virginia, BB&T(2000 to 2001); Senior Vice President, One Valley Bank — East (1989 — 2001)
Darren Williams	38	Vice President, Chief Financial Officer and Treasurer	Senior Vice President and CFO, Centra Bank, Inc. (2010 to present); Senior Vice President and CIO, Centra Bank, Inc. (2006 to 2009); CIO with the WVU Foundation (2004 to 2006); and Senior Manager with Ernst & Young LLP (1995 to 2004);
Kevin D. Lemley	56	Vice President	Senior Vice President and Chief Credit Administration Officer (2010 to present); CFO Centra Bank, Inc. (1999 to 2010); Senior Vice President, Huntington National Bank, West Virginia (Commercial Portfolio Manager/Manager of Statewide Commercial Lending) (1997-1999); Huntington National Bank, West Virginia, CFO (1987-1997)
Timothy P. Saab	54	Vice President and Secretary	Senior Vice President, Centra Bank, Inc. (1999 to present); Vice President and Group Executive, Private Financial Group, Huntington National Bank (1996-1999); Senior Vice President, Huntington National Bank, West Virginia (1993-1996); Corporate Secretary, Huntington Bancshares West Virginia (1989-1996); Corporate Secretary, Huntington National Bank, West Virginia (1994-1997)
E. Richard Hilleary	62	Vice President	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present); Vice President, Huntington National Bank, West Virginia (Commercial Lending (1973 to 1999)
Karla J. Strosnider	48	Vice President	Senior Vice President — Operations, Centra Bank, Inc. (1999 to present); Assistant Vice President, Operations, One Valley Bank — Morgantown (1981 to 1999)

			Principal Occupation
Name	Age	Position	(Past Five Years)

John T. Fahey	49	Vice President	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present); Marketing Director, Huntington National Bank, West Virginia (1991 to 1999)

ITEM 1A.	RISK FACTORS

We may not be able to maintain our historical growth rate, which may adversely impact our results of operations and financial condition.

Since our inception, Centra’s asset level has increased rapidly, including a 6.3% increase in 2010. Various factors, such as economic conditions, regulatory considerations and competition, may impede our rate of growth and our branch expansion, or may make future growth or branches less profitable or more expensive. If we experience a significant decline in our rate of growth as compared to our historic rate of growth, our income, or our rate of income growth, may decrease, and we may not be able to maintain or reduce our expense levels and efficiency ratio, which will adversely affect our results of operations and financial condition.

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

Centra’s Ability to Pay Dividends is Limited.

Holders of shares of Centra’s common stock are entitled to dividends if, and when, they are declared by Centra’s Board of Directors out of funds legally available for that purpose. The Federal Reserve Board expects Centra to serve as a source of strength to Centra Bank. The Federal Reserve Board may require Centra to retain capital for further investment in Centra Bank, rather than pay dividends to its stockholders. Centra Bank may not pay dividends to Centra if, after paying those dividends, Centra Bank would fail to meet the required minimum levels under the risk-based capital guidelines and the minimum leverage ratio requirements. Centra Bank must have the approval from the West Virginia Division of Banking if a dividend in any year would cause the total dividends for that year to exceed the sum of the current year’s net earnings as defined in the retained earnings for the preceding two years as defined, less required transfers to surplus. These provisions could limit Centra’s ability to pay dividends on its outstanding common shares. As disclosed in Note 13 of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K, Centra has $22.9 million available for dividends as of December 31, 2010.

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

The number of shares owned by our directors and executive officers could make it more difficult to obtain approval for some matters submitted to stockholder vote, including mergers and acquisitions.

Our directors and executive officers and their affiliates own approximately 30% of the outstanding common stock. By voting against a proposal submitted to stockholders, the directors and officers, as a group, may be able to make approval more difficult for proposals requiring the vote of stockholders, such as mergers, share exchanges, asset sales, and amendments to the Articles of Incorporation. The results of the vote may be contrary to the desires or interests of the non-affiliated stockholders.

Our ability to complete the merger with United Bankshares is subject to the receipt of consents and approvals from government entities which may impose conditions that could adversely affect us or cause the merger to be abandoned.

Before the merger may be completed, we must obtain various approvals or consents from the Federal Reserve and various bank regulatory and other authorities. These regulators may impose conditions on the completion of the merger or require changes to the terms of the merger. Although United Bankshares and Centra do not currently expect that any such conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of United Bankshares following the merger. There can be no assurance as to whether the regulatory approvals will be received, the timing of those approvals, or whether any conditions will be imposed.

Termination of the merger agreement could negatively impact Centra.

If the merger agreement is terminated, there may be various consequences. For example, Centra’s businesses may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. If the merger agreement is terminated and Centra’s board of directors seeks another merger or business combination, Centra stockholders cannot be certain that Centra will be able to find a party willing to pay the equivalent or greater consideration than that which United Bankshares has agreed to pay in the merger. In addition, if the merger agreement is terminated under certain circumstances, including circumstances involving a change in recommendation by Centra’s board of directors, Centra may be required to pay United Bankshares a termination fee of $7.5 million.

Centra will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair Centra’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with Centra to seek to change existing business relationships with Centra. Retention of certain employees by Centra may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with Centra. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with Centra, Centra’s business following the merger could be harmed. In addition, subject to certain exceptions, Centra has agreed to operate its business in the ordinary course prior to closing.

Combining the two companies may be more difficult, costly or time-consuming than expected.

United Bankshares and Centra have operated and, until the completion of the merger, will continue to operate, independently. The success of the merger will depend, in part, on our ability to successfully combine the businesses of United Bankshares and Centra. To realize these anticipated benefits, after the completion of the merger, United Bankshares expects to integrate Centra’s business into its own. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with clients, customers, depositors and employees or to achieve the anticipated benefits of the merger. The loss of key employees could adversely affect United Bankshares’ ability to successfully conduct its business in the markets in which Centra now operates, which could have an adverse effect on United Bankshares’ financial results and the value of its common stock. If United Bankshares experiences difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. As with any merger of financial institutions, there also may be business disruptions that cause Centra to lose customers or cause customers to remove their accounts from Centra and move their business to competing financial institutions. Integration efforts between the two companies will also divert management attention and resources. These integration matters could have an adverse effect on each of Centra and United Bankshares during this transition period and for an undetermined period after consummation of the merger.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Centra’s sole banking subsidiary, Centra Bank leases its main office on Elmer Prince Drive in Morgantown, West Virginia and its operation center on University Avenue in Morgantown, West Virginia. Centra Bank also leases its offices on Williamsport Pike in Martinsburg and on Pennsylvania Avenue, Frederick Street and North Pointe Drive in Hagerstown, Maryland. Rent expense on the leased properties totaled $1.2 million in 2010, $1.1 million in 2009 and $1.3 million in 2008. The main banking office is leased from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $674,000 in 2010 and $671,000 in both 2009 and 2008.

Additional information concerning the property and equipment owned or leased by Centra and its subsidiaries is incorporated herein by reference from “Note 6. Bank Premises and Equipment” of the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The table presented below sets forth the estimated market value for the indicated periods utilizing the price established for the Dividend Reinvestment Plan (the DRP). These determinations were made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the DRP. Centra uses an independent third party because its stock does not trade on an exchange or over-the-counter. In addition, dividends are subject to the restrictions described in Note 13 to the financial statements. This valuation was based primarily on the stock trading multiples of a group of comparable banks. As no other bank is exactly similar to Centra, choosing a comparable group is a very subjective process. Comparable banks were chosen based on having performance, financial characteristics and geography similar to Centra; however, because of Centra’s location and size there are a very limited number of comparable banks. The primary determination of value was based on the price times earnings and/or price as a percent of tangible book value, as appropriate, with other methods of valuation, such as but not limited to, price as a percent of assets, discounted cash flows, known trades, previous stock offerings and other information deemed by the consultant to be appropriate in the circumstance.

Quarterly Market and Dividend Information:

	2010		2009
	Estimated		Estimated
	Market Value		Market Value
	Per Share	Dividend	Per Share	Dividend

Fourth Quarter	$22.41	$0.075	$20.00	$0.05
Third Quarter	20.00	0.075	17.00	0.05
Second Quarter	20.00	0.075	16.00	0.05
First Quarter	20.00	0.050	16.50	0.05

Centra declared a year-to-date dividend amount of $0.28 for 2010 and $0.20 for 2009. The fourth quarter dividend was paid on January 3, 2011. Since our inception, Centra has declared five 10% stock dividends and twelve cash dividends. The declaration and payment of dividends are subject to various regulatory restrictions and requirements. Refer to “Supervision and Regulation — Limits on Dividends” and “Risk Factors — Centra’s Ability to Pay Dividends is Limited.”

Centra had 2,106 stockholders of record at December 31, 2010.

During the first quarter of 2010, Centra completed a stock offering where 1,034,679 new shares were issued for approximately $20.6 million.

In 2008, the Board of Directors approved 1,100,000 shares of common stock to be used in our dividend reinvestment and stock purchase plans. Our stockholders of record have the opportunity to purchase shares of Centra Financial Holdings, Inc. common stock through these plans with full dividend reinvestment, partial dividend reinvestment and optional cash payment investment options. In addition, Centra’s Board of Directors approved the selection of Registrar and Transfer Company as Centra’s stock transfer agent. As of December 31, 2010, approximately 157,000 shares have been issued under the dividend reinvestment program.

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

The following line graph was completed by Research Data Group, Inc. and compares the five-year cumulative total shareholder return of Centra’s common shares, based on an initial investment of $100 on December 31, 2005, and assuming reinvestment of dividends, against that of an index comprised of all domestic common shares traded on the NASDAQ Stock Market (“NASDAQ Stocks U.S. Companies”), and an index comprised of all depository institutions (SIC Code #602) and depository institutions holding companies (SIC Code #6712) that are traded on the NASDAQ Stock Market (“NASDAQ Bank Stocks”).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG CENTRA FINANCIAL HOLDINGS, INC.,
THE NASDAQ COMPOSITE INDEX AND SIC CODE INDEX

*	$100 invested on 12/31/05 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	2005	2006	2007	2008	2009	2010
Centra Financial Holdings, Inc.	100.00	121.79	135.30	135.87	163.80	183.54
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
SIC Code Index	100.00	111.63	87.82	67.64	56.06	68.51

ITEM 6.	SELECTED FINANCIAL DATA

The information below has been derived from Centra’s Consolidated Financial Statements.

(Dollars in Thousands, except
Ratios and Per Share Data)	2010	2009	2008	2007	2006(a)

Operating Data
For the year ended:
Total interest income	$61,048	$64,946	$69,355	$68,570	$50,201
Total interest expense	16,089	21,712	29,399	34,001	22,976
Net interest income	44,959	43,234	39,956	34,569	27,225
Provision for credit losses	5,089	5,669	5,157	3,498	2,327
Other income	9,075	8,352	7,566	6,081	3,638
Security (losses) gains	(72)	(475)	217	—	(40)
Other expense	36,519	33,399	32,763	28,921	20,735
Income tax expense	4,127	4,026	3,249	2,904	2,929
Net income	8,227	8,017	6,570	5,327	4,832
Dividends and accretion on preferred stock (TARP)	—	923	—	—	—
Net income available to common stockholders	8,227	7,094	6,570	5,327	4,832
Balance Sheet Data
At year-end:
Total assets	$1,374,096	$1,292,557	$1,213,557	$1,085,187	$913,853
Investment securities	133,940	134,453	121,543	125,904	125,130
Net loans	1,033,271	1,004,842	1,008,845	876,176	693,520
Total deposits	1,167,714	1,114,346	1,012,393	943,934	804,188
Short-term borrowings	37,622	40,781	75,285	25,173	25,366
Long-term debt	20,000	20,000	20,000	20,000	20,000
Stockholders’ equity	135,848	105,144	95,242	87,920	57,113
Significant Ratios
Net income to:
Average total assets	0.60%	0.65%	0.57%	0.54%	0.66%
Average stockholders’ equity	6.36	7.71	7.21	8.16	9.92
Average stockholders’ equity to average total assets	9.47	8.37	7.84	6.59	6.60
Average total loans to average deposits	87.60	97.06	92.87	89.00	89.61
Risk-based capital ratio	14.91	12.17	11.36	12.24	10.28
Per Share Data
Basic net income per share	$1.00	$1.02	$1.00	$0.99	$1.10
Diluted net income per share	$0.95	$0.97	$0.92	$0.91	$1.01
Cash dividends paid	$0.28	$0.20	$0.20	$0.00	$0.00
Book value at end of period	$16.07	$14.76	$14.00	$14.72	$13.57
Basic weighted-average shares outstanding	8,246,098	6,945,644	6,597,386	5,384,111	4,394,585
Diluted weighted-average shares outstanding	8,620,523	7,342,174	7,125,462	5,859,746	4,788,779

(a)	The financial data for 2006 and beyond includes the acquisition of Smithfield.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Many factors could cause Centra’s actual results to differ materially from the results contemplated by the forward-looking statements. Some factors, which could negatively affect the results, include those set forth in the “Risk Factors” section and the following:

•	General business and economic conditions in the markets we serve could adversely affect, among other things, real estate prices, the job market, and consumer and business confidence which could lead to decreases in the demand for loans, deposits and other financial services that we provide and increases in loan delinquencies and defaults;

•	Changes or volatility in the capital markets, interest rates and market prices may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	Our liquidity requirements could be adversely affected by changes in our assets and liabilities;

•	Our investment securities portfolio is subject to credit risk, market risk, and liquidity risk as well as changes in the estimates we use to value certain of the securities in our portfolio;

•	The effect of legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance and other aspects of the financial securities industry;

•	Competitive factors among financial services organizations, including product and pricing pressures and our ability to attract, develop and retain qualified banking professionals;

•	The effect of changes in accounting policies and practices, as may be adopted by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Public Company Accounting Oversight Board and other regulatory agencies; and

•	The effect of fiscal and governmental policies of the United States federal government.

•	The businesses of United Bankshares and Centra may not be combined successfully, or such combination may take longer, be more difficult, time-consuming or costly to accomplish than expected;

•	The expected growth opportunities or cost savings from the merger may not be fully realized or may take longer to realize than expected;

•	Deposit attrition, operating costs, customer losses and business disruption following the merger, including adverse effects on relationships with employees, may be greater than expected;

•	The regulatory approvals required for the merger may not be obtained on the proposed terms or on the anticipated schedule; and

•	The stockholders of Centra may fail to approve the merger.

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

Application of Critical Accounting Policies

Centra’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles and follow general practices within the banking industry. Application of these principles requires management to make estimates, assumptions, and judgments that affect the amounts reported in the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions, and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions, and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. Estimates, assumptions, and judgments are necessary when assets and liabilities are required to be recorded at fair value, when a decline in the value of an asset not carried on the financial statements at fair value warrants an impairment write-down or valuation reserve to be established, or when an asset or liability needs to be recorded contingent upon a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. The fair values and the information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or are provided by other third-party sources, when available. When third-party information is not available, valuation adjustments are estimated in good faith by management primarily through the use of internal forecasting techniques. The most significant accounting policies followed by the bank are presented in Note 1 to the consolidated financial statements. These policies, along with the disclosures presented in the other financial statement notes and in management’s discussion and analysis of operations, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates underlying those amounts, management has identified income recognition, the determination of the allowance for loan losses, valuation of investment securities, goodwill and intangible assets and the provision for income taxes to be the accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

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

Key judgments used in determining the allowance for credit losses include: (i) risk ratings for pools of loans which are stratified by loan type; (ii) market and collateral values and discount rates for individually evaluated loans; (iii) loan type classifications for consumer and commercial loans and commercial real estate loans; (iv) loss rates used for each loan type; (v) adjustments made to assess current events and conditions; (vi) considerations regarding domestic economic uncertainty; and (vii) overall credit conditions.

For purposes of computing specific loss components of the allowance, larger impaired loans are evaluated individually and smaller impaired loans are evaluated as a pool using historical credit loss experience for the respective loan type and internal risk ratings of the loans or loan pools. We typically review all classified loans $100,000 and greater for individual impairment. Classified loans consist of substandard, doubtful or loss loans based on probability of repayment, collateral valuation and related collectability. If an individually evaluated loan is considered impaired, a specific valuation allowance is allocated through an increase to the allowance for credit losses, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of the collateral. Impaired loans or portions thereof, are charged-off when deemed uncollectible. A loan is impaired when, based on current information, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement.

The portion of the allowance for credit losses related to probable but unidentified losses inherent in the loan portfolio is based on a calculated historical loss ratio, migration analysis and certain qualitative risk factors. We calculate the historical loss ratio and migration analysis for pools of similar loans with similar characteristics based on the proportion of actual charge-offs experienced to the average loans in the pool. These loan pools are divided by loan type including commercial, consumer and residential mortgage loans. The historical loss ratios and migration analysis are updated quarterly based on actual charge-off experience. This historical loss ratio and migration analysis are then applied to the outstanding period-end loan pools. Due to the economic uncertainty during 2009 and 2010 and increased charge-offs, management revised the loss factors to reflect the most relevant historical loss periods for purposes of estimating the allowance.

In addition to the calculated historical loss ratio, other components of the allowance are based on general economic conditions and other qualitative risk factors. The qualitative factors include, among other things: (i) changes in lending policies and procedures; (ii) changes in national and local economic and business conditions and developments; (iii) changes in the nature and volume of the loan/lease portfolio; (iv) changes in the experience, ability and depth of lending management and staff; (v) changes in the trend or the volume and severity of past due and classified loans/leases; (vi) trends in the volume of nonaccrual loans, troubled debt restructurings, delinquencies and other loan/lease modifications; (vii) changes in the quality of the Bank’s loan review system and the degree of oversight by the Bank’s board of directors; (viii) the existence and effect of any concentrations of credit, and changes in the level of such concentrations; and (ix) the effect of external factors such as competition and legal and regulatory requirements on the level of estimated credit losses in the Bank’s current loan/lease portfolio. During 2009 and 2010, management increased these qualitative factors due to the significant and prolonged economic uncertainty.

There can be no assurance the allowance for loan losses will be adequate to cover all losses, but management believes the allowance for loan losses of $18.6 million at December 31, 2010, is adequate to provide for probable losses from existing loans based on information currently available. While management uses available information to provide for loan losses, the ultimate collectability of a substantial portion of the loan portfolio, and the need for future additions to the allowance, will be based on changes in economic conditions and other relevant factors. As such, adverse changes in economic activity could reduce cash flows for both commercial and individual borrowers, which would likely cause Centra to experience increases in problem assets, delinquencies, and losses on loans.

Available-for-sale Securities

Available-for-sale securities represent the second largest component of Centra’s assets, accounting for approximately 9.5% of total assets at December 31, 2010. Presently, Centra classifies its entire investment portfolio as available-for-sale and records changes in the estimated fair value of the portfolio in stockholders’ equity as a component of comprehensive income. As a result, both the investment and equity sections of Centra’s balance sheet are more sensitive to changes in the overall market value of the investment portfolio, due to changes in market interest rates, investor confidence, and other factors affecting market values, than if the investment portfolio was classified as held-to-maturity.

While temporary changes in the fair value of available-for-sale securities are not recognized in earnings, a decline in fair value of equity securities below amortized cost deemed to be “other-than-temporary” results in an adjustment to the cost basis of the investment, with a corresponding loss charged against earnings. A debt security is considered other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and Centra would intend, or more-likely-than-not be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if Centra does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

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

During the year ended 2010, Centra identified one equity security that was deemed to be other-than-temporarily impaired. Centra recognized an other-than-temporary loss of $72,000 and adjusted the investment’s cost basis. No other investment securities in an unrealized loss position were deemed as other-than-temporarily impaired. If investments decline in fair value due to further adverse changes in the financial markets and the deterioration of credit of the underlying issuer, additional other-than-temporary impairment charges to income could occur in future periods.

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

Centra has assessed its recorded goodwill as of December 31, 2010 and concluded that no indicators of impairment existed. However, future events could cause management to conclude that impairment indicators exist and re-evaluate goodwill. If such re-evaluation indicated impairment, Centra would recognize the loss, if any. Any resulting impairment loss could have a material, adverse impact on Centra’s financial condition and results of operations.

Recent Accounting Pronouncements and Developments

Note 1 to the consolidated financial statements discusses new accounting policies adopted by Centra during 2010 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted.

Summary Financial Results

Centra earned $8.2 million in 2010 compared to $8.0 million in 2009 and $6.6 million in 2008. The earnings equated to a 2010 return on average assets of 0.60% and a return on average equity of 6.36%, compared to results of 0.65% and 7.71% in 2009 and 0.57% and 7.21% in 2008, respectively. Basic earnings per share was $1.00 in 2010 compared to $1.02 in 2009 and $1.00 in 2008. Diluted earnings per share was $0.95 in 2010 compared to $0.97 in 2009 and $0.92 in 2008.

While operating in a challenging interest rate environment, the bank achieved a 4.85% yield on earning assets in 2010 compared to 5.70% in 2009 and 6.51% in 2008. The average balance of earning assets increased to $1.3 billion for the year ended December 31, 2010 compared to $1.2 billion for the year ended December 31, 2009. The bank maintained a high-quality, short-term investment portfolio during 2010 to provide liquidity in the balance sheet, to fund loan growth, and to pledge against customer’s accounts. U.S. government and agency securities comprised the majority of the bank’s investment portfolio at December 31, 2010 and 2009.

Average interest bearing deposits increased to $1.0 billion as of December 31, 2010, from $922.3 million as of December 31, 2009, due to strong growth across all markets. Centra offers an uncomplicated product design accompanied by a simple fee structure that attracted customers at a cost effective rate during the year. Centra managed and reduced the cost of funds on interest-bearing liabilities to 1.52% in 2010 from 2.20% in 2009 and 3.14% in 2008. The yield on earning assets declined from 5.70% in 2009 to 4.85% in 2010 which contributed to the decline in Centra’s net interest margin of 3.59% in 2010 compared to 3.82% in 2009 and 3.81% in 2008.

Interest Income and Expense

Net interest income is the amount by which interest income on interest-earning assets exceeds interest expense incurred on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-bearing deposits with other banks and federal funds sold. Interest-bearing liabilities include interest-bearing deposits, borrowed funds such as fed funds purchased, sweep accounts, and term repurchase agreements. Net interest income remains the primary source of revenue for Centra. Net interest income is also impacted by changes in market interest rates, as well as the mix of interest-earning assets and interest-bearing liabilities. Net interest income is also impacted favorably by increases in non-interest-bearing demand deposits and equity.

Net interest margin is calculated by dividing tax-equivalent net interest income by average interest-earning assets and serves as a measurement of the net revenue stream generated by Centra’s balance sheet. As noted above, the net interest margin was 3.59% in 2010 compared to 3.82% in 2009 and 3.81% in 2008. The net interest margin decline reflects the challenges of operating in the unprecedented interest rate environment resulting in lower interest rate on interest earning assets along with an 11% increase in earning assets, which was predominately comprised of low yielding federal funds sold. Management’s estimate of the impact of future changes in market interest rates is shown in the section captioned “Interest Rate Risk.”

During 2010, net interest income increased by $1.7 million or 4.0% to $45.0 million in 2010 from $43.2 million in 2009. Average total loans held consistent at approximately $1.0 billion in 2010 and 2009. As a result of the decline in interest rates, total interest income decreased by $3.9 million or 6.0% to $61.0 million in 2010 from $64.9 million in 2009.

Average interest-bearing liabilities, mainly deposits, increased in 2010 by $81.4 million to $1.1 billion. Average interest-bearing deposits grew to $1.0 billion as of December 31, 2010 from $922.3 million as of December 31, 2009. Primarily as a result of the decline in interest rates, total interest expense decreased by $5.6 million or 25.9% to $16.1 million in 2010 from $21.7 million in 2009.

As a result of the challenging rate environment, Centra has experienced a decline in the yield on earning assets and the cost of funds similar to many other banks in the industry. The yield on earning assets has declined to 4.85% in 2010 from 5.70% in 2009. This decrease occurred in each major earning asset category on the balance sheet including net loans which decreased to 5.76% in 2010 from 6.03% in 2009. Centra’s investment portfolio yield decreased to 2.73% during 2010 from 3.75% in 2009. Due to the conservative nature of our portfolio including Centra’s emphasis on relatively short maturities, bonds were called or matured during 2010 and Centra reinvested the funds in lower yielding investments.

The cost of interest-bearing liabilities decreased to 1.50% in 2010 from 2.20% in 2009. This decrease is primarily a result of the declining rate environment and management’s emphasis on acquiring deposit relationships at an acceptable cost.

As of December 31, 2010 and 2009, Centra had a balance of $20.0 million in trust preferred securities (see Note 9). This long-term debt had an effective weighted-average rate of 2.35% in 2010 and 2.88% in 2009. Interest expense on long-term debt was $469,000 in 2010 and $575,000 in 2009.

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2010.

	Year Ended December 31
(Dollars in Thousands)	2010	2009

Net interest income, GAAP basis	$44,959	$43,234
Tax-equivalent adjustment	909	933

Tax-equivalent net interest income	$45,868	$44,167

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

Statistical Financial Information Regarding Centra

The following tables provide further information about Centra’s interest income and expense. Average Balances and Analysis of Net Interest Income:

	2010			2009
			Average			Average
	Average	Income/	Yield/	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest-bearing deposits	$3,123	$1	0.03%	$3,898	$3	0.08%
Federal funds sold	134,850	304	0.23%	11,585	36	0.31%
Securities(1)(4):
Taxable	101,718	2,043	2.01%	91,249	2,869	3.14%
Tax-exempt	29,522	1,543	5.23%	32,796	1,777	5.42%
Loans held for sale	3,828	153	4.00%	3,553	159	4.48%
Loans(2)(3)(4):
Commercial	766,797	41,843	5.46%	754,429	43,343	5.75%
Real estate	186,452	10,973	5.89%	192,509	11,690	6.07%
Consumer	70,267	5,097	7.25%	81,906	6,002	7.33%
Allowance for loan losses	(18,416)			(16,859)

Net loans	1,005,100	57,913	5.76%	1,011,985	61,035	6.03%

Total earning assets	1,278,141	61,957	4.85%	1,155,066	65,879	5.70%
Other assets	86,368			87,646

Total assets	$1,364,509			$1,242,712

Liabilities
Deposits:
Non interest-bearing demand deposits	153,694			137,770
Interest-bearing deposits:
Savings	$45,874	$106	0.23%	$41,051	$145	0.35%
Demand	483,287	3,908	0.81%	347,015	3,775	1.09%
Time	485,522	11,438	2.36%	534,188	16,926	3.17%

Total	1,014,683	15,452	1.52%	922,254	20,846	2.26%
Short-term borrowed funds	35,709	168	0.47%	46,727	291	0.62%
Long-term debt	20,000	469	2.35%	20,000	575	2.88%

Total interest-bearing liabilities	1,070,392	16,089	1.50%	988,981	21,712	2.20%
Other liabilities	11,141			11,989

Total liabilities	1,235,227			1,138,740
Stockholders’ equity	129,282			103,972

Total liabilities and stockholders’ equity	$1,364,509			$1,242,712

Interest rate spread			3.35%			3.50%

Interest income/earning assets			4.85%			5.70%
Interest expense/earning assets			1.26%			1.88%

Net yield on earning assets (net interest margin)		$45,868	3.59%		$44,167	3.82%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $1,084 in 2010 and $894 in 2009.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2010 and 40% in 2009.

Average Balances and Analysis of Net Interest Income:

	2008
			Average
	Average	Income/	Yield/
(Dollars in Thousands)	Balance	Expense	Rate

Assets
Interest-bearing deposits	$1,312	$23	1.75%
Federal funds sold	14,074	327	2.32%
Securities(1)(4):	88,495	4,048	4.57%
Taxable	34,068	1,811	5.32%
Tax-exempt
Loans held for sale	3,120	164	5.26%
Loans(2)(3)(4):
Commercial	685,626	45,689	6.66%
Real estate	188,922	12,123	6.42%
Consumer	87,910	6,659	7.57%
Allowance for loan losses	(14,817)

Net loans	947,641	64,471	6.80%

Total earning assets	1,088,710	70,844	6.51%
Cash and due from banks
Other assets	73,807

Total assets	$1,162,517

Liabilities
Deposits:
Non interest-bearing demand deposits	125,830
Interest-bearing deposits:
Savings	$36,347	$183	0.50%
Demand	297,502	5,782	1.94%
Time	531,740	21,523	4.05%

Total	865,589	27,488	3.18%
Short-term borrowed funds	49,969	817	1.64%
Long-term debt	20,000	1,094	5.47%

Total interest-bearing liabilities	935,558	29,399	3.14%
Other liabilities	9,721

Total liabilities	1,071,109
Stockholders’ equity	91,408

Total liabilities and stockholders’ equity	$1,162,517

Interest rate spread			3.37%

Interest income/earning assets			6.51%
Interest expense/earning assets			2.70%

Net yield on earning assets (net interest margin)		$41,445	3.81%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income for $1,170 in 2008.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 40% in 2008.

Rate/Volume Analysis of Changes in Interest Income and Expense:

	2010 vs. 2009
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$702	$(2,202)	$(1,500)
Real estate	(362)	(355)	(717)
Consumer	(845)	(60)	(905)

Net loans	(505)	(2,617)	(3,122)
Loans held for sale	12	(18)	(6)
Securities:
Taxable	300	(1,126)	(826)
Tax exempt	(173)	(61)	(234)
Federal funds sold and other	271	(5)	266

Total interest-earning assets	$(95)	$(3,827)	$(3,922)

Interest-bearing liabilities:
Savings deposits	$16	$(55)	$(39)
Interest-bearing demand deposits	1,252	(1,119)	133
Time deposits	(1,438)	(4,050)	(5,488)
Short-term borrowings	(60)	(63)	(123)
Long-term debt	—	(106)	(106)

Total interest-bearing liabilities	(230)	(5,393)	(5,623)

Net interest income	$135	$1,566	$1,701

	2009 vs. 2008
	Increase (Decrease)
	Due to Change In:
(Dollars in Thousands)	Volume(1)	Rate(1)	Net

Interest-earning assets:
Loan portfolio:
Commercial	$4,319	$(6,665)	$(2,346)
Real estate	227	(660)	(433)
Consumer	(445)	(212)	(657)

Net loans	4,101	(7,537)	(3,346)
Loans held for sale	21	(26)	(5)
Securities:
Taxable	122	(1,301)	(1,179)
Tax exempt	(68)	34	(34)
Federal funds sold and other	2	(313)	(311)

Total interest-earning assets	$4,178	$(9,143)	$(4,965)

Interest-bearing liabilities:
Savings deposits	$21	$(59)	$(38)
Interest-bearing demand deposits	846	(2,853)	(2,007)
Time deposits	99	(4,696)	(4,597)
Short-term borrowings	(50)	(476)	(526)
Long-term debt	—	(519)	(519)

Total interest-bearing liabilities	916	(8,603)	(7,687)

Net interest income	$3,262	$(540)	$2,722

(1)	The above table sets forth a summary for the periods indicated of the changes in consolidated interest earned and interest paid detailing the amounts attributable to (i) changes in volume (change in the average volume times the prior year’s average rate), (ii) changes in rate (change in the average rate times the prior year’s average volume), and (iii) changes in rate/volume (change in the average volume times the change in average rate).

Allowance and Provision for Credit Losses

The allowance for credit losses is a reserve established for probable losses incurred on loans and binding commitments and consists of the allowance for loan losses and the allowance for unfunded lending commitments. It is established through charges to earnings in the form of a provision for credit losses and is reduced by net charge-offs. Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses that increased the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses. Losses are charged to the allowance when the loss actually occurs or when a determination is made that a probable loss has occurred. Recoveries are credited to the allowance at the time of recovery.

Management continually monitors the loan portfolio through its committees to determine the adequacy of the allowance for loan losses. This formal analysis helps determine the appropriate level of the allowance for loan losses and allocation of the allowance among loan types and specific credits. The portion of the allowance allocated among the various loan types represents management’s estimate of probable losses based upon historical loss factors. In addition, Centra considers factors such as changes in lending policies, changes in the trend and volume of past due and adversely classified or graded loans, changes in local and national economic conditions, and effects of changes in the loan portfolio, including size, mix concentration and risk of the loans. Specific loss estimates are derived for individual credits, where applicable, and are based upon specific qualitative criteria, including the size of the loan and loan grades below a predetermined level.

Management’s judgment as to the level of probable losses on existing loans involves the consideration of current economic conditions and their estimated effects on specific borrowers, an evaluation of the existing relationships among loans, potential credit losses and the present level of the allowance, results of examinations of the loan portfolio by regulatory agencies, and management’s internal review of the loan portfolio. In determining the collectability of certain loans, management also considers the fair value of any underlying collateral. The amount ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond our control.

Due to the variability in the drivers of the assumptions made in this process, estimates of our loan portfolio’s inherent risks and overall collectability change with changes in the economy, individual industries, and individual borrowers’ or counterparties’ ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for credit losses depends on the severity of the change and its relationship to the other assumptions

The following table details the changes in the allowance for loan losses for the years ended December 31:

(Dollars in Thousands)	2010	2009	2008	2007	2006

Balance, January 1	$18,010	$16,367	$13,536	$10,336	$6,907
Provision	5,375	5,686	5,186	3,159	1,830
Charge-offs	5,164	4,413	2,530	213	1,272
Recoveries	365	370	175	254	200

Net charge-offs (recoveries)	4,799	4,043	2,355	(41)	1,072
Balance acquired through acquisition	—	—	—	—	2,671

Balance, December 31	$18,586	$18,010	$16,367	$13,536	$10,336

Ratio of net charge-offs (recoveries) to average loans	0.47%	0.39%	0.24%	(0.01)%	0.19%

Total non-performing loans are loans that are in non-accrual status and renegotiated loans were $18.9 million as of December 31, 2010 compared to $7.2 million as of December 31, 2009. Non-accrual loans continue to be concentrated in commercial loans. Non-accrual commercial loans have increased by $9.7 million to $14.6 million as of December 31, 2010. Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned. As of December 31, 2010, total non-performing assets reached $21.8 million compared to $9.5 million as of December 31, 2009. Approximately 84% of the increase in non-performing loans from December 31, 2009 to December 31, 2010 is comprised of four relationships. As of December 31, 2010, other real estate owned was $2.8 million compared to $2.3 million as of December 31, 2009.

Total non-performing assets are summarized as follows:

(Dollars in Thousands)	2010	2009	2008	2007	2006

Non-accrual loans
Commercial	$14,635	$4,897	$3,774	$3,005	$1,149
Real estate	2,209	1,848	2,468	905	—
Consumer	1,376	452	519	286	209

Total non-accrual loans	18,220	7,197	6,761	4,196	1,358
Other impaired loans, accruing interest	7,077	4,702	—	—	—

Total impaired loans	25,297	11,899	6,761	4,196	1,358

Total non-accrual loans	18,220	7,197	6,761	4,196	1,358
Renegotiated loans	719	—	—	—	—

Total non-performing loans	18,939	7,197	6,761	4,196	1,358
Other real estate, net	2,826	2,261	160	235	10

Total non-performing assets	$21,765	$9,458	$6,921	$4,431	$1,368

Non-performing loans as a % of total loans	1.80%	0.70%	0.66%	0.48%	0.20%
Allowance for loan losses as a % of non-performing loans	98%	250%	242%	323%	761%

The amount of interest income which would have been recorded under the original terms for total loans classified as non-accrual was $1.2 million in 2010, $579,000 in 2009 and $527,000 in 2008. Amounts actually collected and recorded as interest income for these loans were $738,000 in 2010, $326,000 in 2009 and $511,000 in 2008.

As of December 31, 2010, total impaired loans reached $25.3 million, which includes non-accrual loans of $18.2 million and three loans totaling $7.1 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $17.6 million required specific reserves due to shortfalls in collateral value. Centra reserved $4.4 million for impaired loans as of December 31, 2010. As of December 31, 2009, total impaired loans were $11.9 million, which include non-accrual loans of $7.2 million and one loan for $4.7 million that was deemed impaired due to management’s expectation that the borrower would not be able to satisfy the contractual obligation due to a decline in the collateral value. Of the total impaired loans, $7.7 million required specific reserves due to shortfalls in collateral value. Centra reserved $2.5 million for impaired loans as of December 31, 2009.

In addition, troubled debt restructurings (“TDRs”) are included in impaired loans. As of December 31, 2010, Centra renegotiated terms on three loans with outstanding balances of $719,000 due to the financial difficulties of the borrower as management believes that the new terms serve the best interests of the bank. Centra did not have any renegotiated loans as of December 31, 2009.

Accruing loans past due 30 days or more have increased to $11.0 million as of December 31, 2010 compared to $6.5 million as of December 31, 2009. As of December 31, 2010, only 1.05% of Centra’s total loan portfolio was past due 30 days or more. Commercial loans past due 30 days or more make up 53.25% or $5.9 million of the total loan delinquencies. Real estate loans past due 30 days or more comprise 36.97% or $4.1 million of the total loan delinquencies. As of December 31, 2009, only 0.64% of Centra’s total loan portfolio was past due 30 days or more. Commercial loans were past due or make up 33.11% or $2.2 million of the total loan delinquencies as of December 31, 2009. Real estate loans past due 30 days or more comprise of 53.39% or $3.5 million of the total loan delinquencies as of December 31, 2009.

Centra’s allowance methodology has continued to evolve as the Bank and our loan portfolio has matured. Prior to the recession, our methodology relied heavily upon eleven qualitative factors, peer data, and input from regulatory examiners to estimate variables that would cause loans in the portfolio to become non-

performing and ultimately fail in the future. We believe that this approach was proper given the “startup” nature of Centra and the minimal loss experience incurred previous to the recession. As the economy has moved further through the economic cycle, the qualitative variables have manifested themselves into impaired loans for which individual credit reviews are performed and specific loss reserves established.

As we have continued to progress through the economic cycle, Centra has continued to refine its qualitative assessment and the related factors in response to changes in our markets. Centra believes that its allowance for loan losses is maintained at a level adequate to absorb any probable losses in its loan portfolio given the current information known to management. We continue to monitor, identify and provide for probable losses within the portfolio. Our qualitative factors continue to be a significant part of our applied methodology. In determining the allowance for loan losses, Centra segregates the loan portfolio by loan type: commercial, consumer and real estate loans. The following table reflects the allocation of the allowance for loan losses as of December 31:

(Dollars in Thousands)	2010	2009	2008	2007	2006

Allocation of allowance for loan losses at December 31:
Commercial	$12,448	$11,654	$9,323	$7,628	$6,236
Real estate	3,509	3,887	3,922	3,273	2,140
Real estate construction	142	187	320	276	152
Consumer	2,487	2,282	2,802	2,359	1,808

Total	$18,586	$18,010	$16,367	$13,536	$10,336

Percent of loans to total loans at December 31:
Commercial	76%	74%	72%	69%	65%
Real estate	17	18	19	19	24
Real estate construction	1	1	—	2	2
Consumer	6	7	9	10	9

Total	100%	100%	100%	100%	100%

Of the $18.6 million allowance for loan losses recorded on December 31, 2010, $12.5 million is allocated to commercial loans, $2.5 million is allocated to consumer loans, and $3.6 million is allocated to real estate loans. A specific reserve of $2.5 million is allocated to impaired loans, which is included in the commercial loan reserve allocation. Of the $18.0 million recorded on December 31, 2009, $11.6 million is allocated to commercial loans, $2.3 million is allocated to consumer loans, and $4.1 million is allocated to real estate loans. No specific reserve was allocated to impaired loans as of December 31, 2009.

Centra incurred net charge-offs totaling $4.8 million in 2010 and $4.0 million in 2009. Net charge-offs represented 0.47% of average loans outstanding in 2010 and 0.39% of average loans outstanding in 2009. While charge-offs have increased from prior years, Centra’s loss percentage continues to be well below peer levels. According to the FDIC’s Third Quarter 2010 Quarterly Banking Profile, banks $1-10 billion in asset size experienced net charge-offs as a percentage of average loans of 1.88%. During the fourth quarter 2010, Centra’s net charge-offs were $2.2 million or 46.53% of total charge offs for the entire year. The net charge-offs in the fourth quarter, which related to certain commercial loans deemed uncollectible that had been previously identified as impaired and provisioned for, increased the historical loss rates utilized in management’s analysis. As a result of these losses and continued declines in credit quality as evidenced by a further increase in loans past due 30 days or more Centra recognized an increase in the allowance for loans losses as of December 31, 2010 and a larger provision for the fourth quarter, of $2.5 million. These higher amounts of charge-offs and provision expense for 2010, especially in the fourth quarter, reflect a weakened credit environment due to a deterioration of economic conditions. During the fourth quarter 2009, Centra’s net charge-offs were $1.7 million or 42.19% of total charge offs for the entire year.

As described earlier, management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risks. During 2010, Centra recorded a provision for credit losses of $5.1 million related to on balance sheet loans and negative provision of $286,000 for unused off balance sheet commitments. The negative provision for off balance sheet commitments represents a decrease in the overall amount of unused commitments available and thus exposure to credit risk. This compares to a provision for credit losses in 2009 of $5.7 million for on balance sheet loans and a negative provision of $17,000 for unused off-balance sheet commitments. The increase in provision for credit losses were necessary to adequately reserve for the deteriorating economic conditions and weakening loan quality as well as an increase in charge-offs.

The allowance for loan losses related to unused off balance sheet commitments and its activity is as follows:

(Dollars in Thousands)	2010	2009	2008	2007	2006

Balance, January 1	$1,460	$1,477	$1,507	$1,167	$670
Provision	(286)	(17)	(30)	340	497

Balance, December 31	$1,174	$1,460	$1,477	$1,507	$1,167

Non-Interest Income

Fees related to real estate loans sold in the secondary market, deposit accounts, and electronic banking services generate the core of the bank’s non-interest income. Non-interest income totaled $9.0 million in 2010 compared to $7.9 million in 2009. This increase is mainly driven by an improvement of $754,000 in service charge and other service charges and fees plus an increase of $482,000 from financial services in 2010.

Service charges on deposit accounts increased to $4.1 million in 2010 from $3.7 million in 2009. This growth was the direct result of the corresponding increase in deposit accounts, the number of occurrences of overdraft activity, and to a lesser extent, certain fee changes.

Other service charges and fees increased to $2.9 million in 2010 from $2.5 million in 2009 and include Visa and MasterCard related fees associated with an expanded card base. This increase resulted from the combination of growth of accounts, occurrence of transactions in the deposit portfolio of Centra, and a renegotiated contract in affect for the entire portion of 2009 related to a payments processor vendor.

Centra originates long-term, fixed or adjustable rate mortgage loans and sells them on the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the market gain from the sale of the loan. Centra recognized $915,000 of income from selling those loans during 2010 compared to $1.4 million of such income in 2009. Approximately $61.7 million of loans were sold in 2010 compared to approximately $93.8 million in 2009. The decrease in the 2010 amounts is the result of a decline in secondary market loan origination volume compared to 2009 coupled with a change in the purchasers that Centra sells loans to on the secondary market.

Management will continue to explore new methods of enhancing non-interest income. Other traditional and non-traditional financial service products are analyzed regularly for potential inclusion in Centra’s product mix.

Non-Interest Expense

In 2010, total non-interest expense reached $36.5 million compared to $33.4 million in 2009. The level of non-interest costs is indicative of Centra’s continued growth in the number of customers served, the number of banking offices operated, and the number of personnel and technology to support the growth.

Salaries and benefits expense totaled $18.4 million in 2010 compared to $15.6 million in 2009. Centra incurred higher stock compensation expense related to options granted during the first and second quarters of 2010, salary compensation expense, and increased levels of benefits provided to employees. Management will continue to strive to find new ways of increasing efficiencies and leveraging its resources, while effectively optimizing customer service.

Occupancy expense totaled $3.1 million in 2010 compared to $2.8 million in 2009. The increase in occupancy expense is primarily the net result of branch renovations at several offices throughout our delivery channels. Included in these totals is depreciation expense of $740,000 in 2010 and $617,000 in 2009. Lease expense totaled $1.2 million in 2010 compared to $1.1 million in 2009.

Equipment expense totaled $2.2 million in 2010 compared to $2.3 million in 2009. Depreciation expense on furniture, fixtures, and equipment constituted $1.4 million in 2010 compared to $1.5 million in 2009. Equipment depreciation reflects Centra’s commitment to technology including investments that improve service delivery channels to our customers and operational efficiency.

Advertising costs totaled $1.6 million in 2010 and 2009. Centra has increased its marketing in Hagerstown, Maryland and Fayette County, Pennsylvania due to the unprecedented opportunities in those markets while reducing efforts in more mature markets. Centra believes our marketing approach resulted in market awareness of the Centra name and our long standing customer service philosophy.

Professional fees totaled $1.2 million in 2010 compared to $934,000 in 2009. This expense includes legal, accounting and consulting fees paid related to Centra’s operations. The increase is the result of legal expenses incurred related to the Merger.

Data processing costs totaled $2.6 million in 2010 compared to $2.5 million in 2009. Data processing costs have remained consistent with prior periods despite the overall increase in the number of accounts largely due to our efforts in renegotiating our core vendor contract in the fourth quarter of 2009.

Other outside services totaled $909,000 in 2010 compared to $1.0 million in 2009. This decrease is primarily due to a decline in correspondent bank fees, ATM Network fees, and courier services.

Regulatory assessment expense totaled $1.7 million in 2010 compared to $1.9 million in 2009. Regulatory assessment expense was higher in 2009 than 2010 because the FDIC applied a special “one time” assessment to all member banks in the third quarter of 2009 in order to recapitalize the regulatory insurance funds. This fee is in addition to the normal regulatory assessment required by the FDIC.

Centra’s key non-interest expense initiative is to maintain an acceptable level of non-interest expense and operating efficiency. The financial services industry uses the efficiency ratio (total non-interest expense as a percentage of the aggregate of net interest income and non-interest income, excluding security transactions and purchase accounting adjustments) as a key indicator of performance. Centra’s efficiency ratio was 66.2% in 2010 compared to 63.2% in 2009.

Income Taxes

Centra incurred income tax expense of $4.1 million in 2010 and $4.0 million in 2009. As a result, Centra’s effective income tax rate, including both federal and state income taxes was 33.4% in 2010 and 2009.

Return on Assets

Centra’s return on average assets (“ROA”) was 0.60% in 2010, 0.65% in 2009, and 0.57% in 2008. This measure has decreased from prior years reflecting the increased within average assets from prior year.

Return on Equity

Centra’s return on average stockholders’ equity (“ROE”) was 6.36% in 2010, 7.71% in 2009, and 7.21% in 2008. This measure has decreased from prior year as a result of the capital raised during the first half of 2010.

The bank is considered well-capitalized under regulatory and industry standards of risk-based capital. See Note 13 of Notes to the Consolidated Financial Statements included in Item 8 herein.

2009 Compared to 2008

During 2008, net interest income increased by $3.2 million or 8.2% to $43.2 million in 2009 from $40.0 million in 2008. This increase is due to growth in core average earning assets, while managing the cost of funds of interest-bearing liabilities. Average total loans grew to $1.0 billion in 2009 from $962.4 million in 2004. As a result of the decline in interest rates, total interest income decreased by $4.5 million or 6.4% to $64.9 million in 2009 from $69.4 million in 2008.

Average interest-bearing liabilities, mainly deposits, likewise increased in 2009 by $53.4 million. Average interest-bearing deposits grew to $922.3 million in 2009 from $865.6 million in 2008. Primarily as a result of the decline in interest rates, total interest expense decreased by $7.7 million, or 26.1%, to $21.7 million in 2009 from $29.4 million in 2008.

The provision for credit losses was $5.7 million in 2009 compared to $5.2 million in 2008. This increase was a result of continued growth in the loan portfolio and deteriorating general economic conditions during that time. Centra incurred net charge-offs of $4.0 million in 2009 and $2.4 million in 2008. During the year, non-accrual loans increased by $436,000 to $7.2 million at December 31, 2009 compared to $6.8 million at December 31, 2008. Centra had other real estate owned of $2.3 million as of December 31, 2009 and $160,000 as of December 31, 2008. As of December 31, 2009, Centra had delinquent loans of $6.5 million and $6.3 million as of December 31, 2008. The overall increase in delinquencies is attributable to deteriorating general economic conditions and its impact on our customers.

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

Centra incurred income tax expense of $4.0 million in 2009 and $3.2 million in 2008. As a result, Centra’s effective income tax rate, including both federal and state income taxes, was 33.4% in 2009 to 33.1% in 2008. Centra’s effective tax rate declined from the prior year due to the expansion of Centra’s tax free investment portfolio.

Overview of the Statement of Condition

Centra’s balance sheet at December 31, 2010, reflects the dynamic growth of the organization. Total assets grew to $1.4 billion as of December 31, 2010 from $1.3 billion as of December 31, 2009, which is an increase of 6.31% or $81.5 million. The majority of the asset growth was a result of improved liquidity. Federal funds sold increased to $116.2 million in 2010 compared to $68.8 million in 2009.

Deposits grew to $1.2 billion at December 31, 2010, an increase of 4.79% or $53.4 million from $1.1 billion at December 31, 2009. Short-term borrowings, which are predominately repurchase agreements with customers, decreased by $3.2 million to $37.6 million as of December 31, 2010 from $40.8 million as of December 31, 2009.

Stockholders’ equity increased by approximately $30.7 million to $135.8 million as of December 31, 2010 due to the net income recognized for 2010 and as a result of equity received from the exercise of certain stock options and stock issued through the dividend reinvestment plan.

Cash and Cash Equivalents

Centra’s cash and cash equivalents totaled $123.6 million at December 31, 2010, compared to $74.6 million at December 31, 2009, an increase of $49.0 million resulting from strong deposit growth.

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

Available-for-sale Securities

Available-for-sale securities totaled $130.0 million at December 31, 2010, compared to $131.5 million at December 31, 2009. Government-sponsored agency securities comprise the majority of the portfolio. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.

All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of selling securities as well as interest rate risk management opportunities. At December 31, 2010, the amortized cost of Centra’s investment securities was $1.5 million less than the fair value resulting in unrealized appreciation in the investment portfolio.

Throughout the year, Centra evaluated all investment securities with material unrealized losses for impairment. During the fourth quarter 2010, Centra recognized an other-than-temporary impairment loss of $72,000 on an equity security.

Other investments totaled $4.0 million as of December 31, 2010 compared to $2.9 million as of December 31, 2009. Other investments are carried at cost and include Federal Home Loan Bank stock.

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

Loans

Centra’s lending is primarily focused in the north central and the eastern panhandle areas of West Virginia, south western Pennsylvania, and western Maryland and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and consumer lending. Total loans remained relatively consistent with prior year and were $1.1 billion as of December 31, 2010 compared to $1.0 billion as of December 31, 2009 as demand from qualified borrowers continues to be soft compared to pre-recession levels.

Centra experienced slight growth during 2010 in the commercial loan portfolio. At December 31, 2010, commercial loans totaled 76.0% of Centra’s total loan portfolio and comprised the largest portion of the loan portfolio. Commercial loans totaled $799.5 million as of December 31, 2010, compared to $757.9 million at December 31, 2009. Management will continue to focus on the enhancement and growth of the commercial loan portfolio while maintaining appropriate underwriting standards and risk/price balance.

Real estate loans to Centra’s customers (including real estate construction loans) account for the second largest portion of the loan portfolio, comprising 17.6% of Centra’s total loan portfolio. Real estate mortgage loans totaled $185.3 million as of December 31, 2010, compared to $189.8 million at December 31, 2009. Mortgage loans decreased as a function of customers choosing to pay down debt.

Included in real estate loans are home equity credit lines with outstanding balances totaling $45.3 million as of December 31, 2010, compared to $43.4 million at December 31, 2009. Management believes the home equity loans are competitive products with an acceptable return on investment after risk considerations.

Residential real estate lending continues to represent a major focus of Centra’s lending due to the lower risk factors associated with this type of loan, and the opportunity to provide additional products and services to these consumers at reasonable yields to Centra.

Consumer lending continues to be an ancillary part of Centra’s strategy and is not considered a core product. At December 31, 2010, consumer loan balances totaled $67.1 million compared to $75.1 million at December 31, 2009. Consumer loans declined from prior year due to payments on existing loans resulting in a decrease in the outstanding balances.

The following table provides additional information about Centra’s loans:

Loan Portfolio Analysis:

(Dollars in Thousands)	2010	2009	2008	2007	2006

Year-end balances:
Commercial, financial, and agricultural	$799,477	$757,901	$743,052	$604,319	$448,885
Real estate	178,050	181,117	180,109	171,335	167,354
Real estate construction	7,222	8,697	14,696	14,465	11,894
Consumer	67,108	75,137	87,355	86,057	65,387

Total	$1,051,857	$1,022,852	$1,025,212	$876,176	$693,520

Average total loans	$1,023,516	$1,028,844	$962,458	$778,724	$576,482
Average allowance for loan losses	(18,416)	(16,859)	(14,817)	(11,282)	(9,095)

Average loans, net of allowance	$1,005,100	$1,011,985	$947,641	$767,442	$567,387

The data below has been compiled based upon loan repricing date. Repricing intervals are typically more frequent.

Loan Repricing:

	December 31, 2010
		Due after
		One Year	Due
	Due in	Through	After
	One Year	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Total

Loan Type
Commercial loans:
Fixed	$46	$73,964	$3,841	$77,851
Variable	4,748	84,979	631,899	721,626

	4,794	158,943	635,740	799,477
Real estate loans:
Fixed	—	15	41,837	41,852
Variable	—	541	142,879	143,420

	—	556	184,716	185,272
Consumer loans:
Fixed	8,132	23,818	34,858	66,808
Variable	4	—	296	300

	8,136	23,818	35,154	67,108

Total	$12,930	$183,317	$855,610	$1,051,857

Loan Concentration

At December 31, 2010, commercial loans comprised the largest component of the loan portfolio. While the bank has concentrations of its loan portfolio in the building, developing, and general contracting industry, coal mining, clothing retail, leasing of real estate, and the hotel/motel areas, these concentrations are comprised of loans to various borrowers in various geographic areas and are not considered detrimental to the bank. In addition, new loans in these areas of concentration are subject to more stringent underwriting guidelines.

Funding Sources

Centra considers a number of alternatives, including but not limited to deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, totaling $1.2 billion, or 95.30% of Centra’s funding sources at December 31, 2010.

Non-interest-bearing deposits remain a core funding source for Centra. At December 31, 2010, non-interest-bearing balances totaled $160.1 million compared to $155.7 million at December 31, 2009. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services. Average non-interest-bearing deposits totaled $153.7 million during 2010 compared to $137.8 million during 2009.

Interest-bearing deposits totaled $1.0 billion at December 31, 2010, compared to $958.7 million at December 31, 2009. Average interest-bearing liabilities were $1.0 billion during 2010 compared to $989.0 million during 2009. Management will concentrate on balancing deposit growth while maintaining net interest margin to meet Centra’s strategic goals.

Maturities of Certificates of Deposit $100,000 or More:

(Dollars in Thousands)	2010	2009

Under 3 months	$74,433	$77,015
3 to 12 months	84,285	119,721
Over 12 months	74,998	74,829

Total	$233,716	$271,565

Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of short-term, overnight borrowings, corporate deposits held in overnight repurchase agreements and retail funds such as term repurchase agreements. At December 31, 2010, short-term borrowings totaled $37.6 million compared to $40.8 million in 2009. The balance of short-term borrowings as of December 31, 2010 only includes corporate deposits held in overnight repurchase agreements and has declined due to typical fluctuations in individual customer accounts.

Capital/Stockholders’ Equity

During the year ended December 31, 2010, stockholders’ equity increased approximately $30.7 million or 29.2% to $135.8 million. This increase resulted primarily from the $20.6 million raised during the stock offering, Centra’s $8.2 million net income for the year, $2.8 million from the exercise of stock options and $1.1 million from shares issued through the dividend reinvestment program. Through cash dividends, Centra provided stockholders with approximately $2.3 million of earnings in 2010.

As a result of record earnings and strong growth in 2010, the Board of Directors of Centra declared four quarterly dividends of $0.05 for the first quarter and $0.08 for the second, third and fourth quarters, for a year to date dividend of $0.28 per share. The fourth quarter dividend was declared on December 2, 2010, with a record date of December 17, 2010 and was payable on January 3, 2011.

At December 31, 2010, accumulated other comprehensive income totaled $896,000, a decrease of $643,000 from December 31, 2009. This represents net unrealized gains on available-for-sale securities, net of income taxes, at December 31, 2010. Because all of the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.

Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 13 of the Notes to the Consolidated Financial Statements. At December 31, 2010, Centra and its banking subsidiary’s risk-based capital ratios were above the minimum standards for a well-capitalized institution. Centra’s risk-based capital ratio of 14.9% at December 31, 2010, is above the well-capitalized standard of 10%. Centra’s Tier 1 capital ratio of 13.7% also exceeded the well-capitalized minimum of 6%. The leverage ratio at December 31, 2010, was 10.1% and was also above the well-capitalized standard of 5%. Management believes Centra’s capital continues to provide a strong base for profitable growth.

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

The ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. The ALCO has determined that the earnings at risk of the bank shall not change more than 7.5% from base case for each 1.0% shift in interest rates. Centra is in compliance with this policy as of December 31, 2010. The following table is provided to show the earnings at risk and value at risk positions of Centra as of:

2010	2009
Immediate	Estimated Increase	Estimated Increase
Interest Rate Change	(Decrease) in Net	(Decrease) in Net
(in Basis Points)	Interest Income	Interest Income
(Dollars in Thousands)

300	548	1.13%	(1,572)	(3.43%)
200	172	0.36%	(1,239)	(2.71%)
100	16	0.03%	(673)	(1.47%)
(100)	(1,567)	(3.24%)	1,862	4.07%

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

The main source of liquidity for Centra comes through deposit growth. Centra is also a member of the Certificate of Deposit Account Registry Services (“CDARs’) network. This program is designed to allow customers to make large deposits while remaining fully insured by the FDIC. The deposited money is invested in multiple short term certificates of deposits at various financial institutions also participating in the CDARs network. Each certificate of deposit is under the FDIC insurance limit. Therefore, the customer’s deposit is fully insured. As of December 31, 2010, Centra had total deposits in CDARs of $25.8 million compared to $20.9 million as of December 31, 2009.

Liquidity is also provided from cash generated from investment maturities, principal payments from loans, and income from loans and investment securities. During the year ended December 31, 2010, cash provided by financing activities totaled $72.0 million, while outflows from investing activities totaled $38.1 million. When appropriate, Centra has the ability to take advantage of external sources of funds such as advances from the Federal Home Loan Bank (FHLB), the Federal Reserve Bank, CenterState Bank, national market repurchase agreements, and brokered funds. These external sources often provide attractive interest rates and flexible maturity dates that enable Centra to match funding with contractual maturity dates of assets. Securities in the investment portfolio are classified as available-for-sale and can be utilized as an additional source of liquidity.

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

The following table details the amounts and expected maturities of significant commitments as of December 31, 2010. Further discussion of these commitments is included in Note 11 to the consolidated financial statements.

		One to	Three to	Over
	One Year	Three	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Commitments to extend credit:
Commercial	$69,829	$4,306	$112	$3,079	$77,326
Residential real estate	55,983	10,391	1,198	813	68,385
Revolving home equity lines	100	43	—	46,759	46,902
Standby letters of credit	11,540	17,387	6,144	69	35,140
Net commitments to sell mortgage loans	7,411	—	—	—	—

Commitments to extend credit, including loan commitments, standby letters of credit, and commercial letters of credit do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The following table presents, as of December 31, 2010, significant fixed and determinable contractual obligations to third parties by payment date. Further discussion of the nature of each obligation is included in the notes to the consolidated financial statements.

	Payments Due in
		One to	Three to	Over
	One Year	Three	Five	Five
(Dollars in Thousands)	or Less	Years	Years	Years	Total

Deposits without a stated maturity(a)	$715,649	$—	$—	$—	$715,649
Consumer certificates of deposits(b)	288,176	126,808	37,581	—	452,565
Federal funds borrowed and security repurchase agreements(b)	37,622	—	—	—	37,622
Long-term debt(b)	454	908	908	28,847	31,117
Operating leases	1,424	2,460	2,349	4,217	10,450

(a)	Excludes interest

(b)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

Centra’s operating lease obligations represent short- and long-term lease and rental payments for facilities, certain software, and data processing and other equipment. See further discussion in Note 6.

Centra also has obligations under its supplemental retirement agreements with key executive officers. The cost for these agreements is being accrued over the period of active service of the executives. See further discussion in Note 15.

Fourth Quarter

Centra’s fourth quarter net income available to common stockholders was $1.2 million in 2010 compared to $935,000 in the fourth quarter of 2009. This equated to basic earnings per share, on a quarterly basis, of $0.15 in 2010 and $0.13 in 2009. For the fourth quarter 2010 and 2009, diluted earnings per share were $0.14 and $0.12, respectively. Net income increased in the fourth quarter 2010 compared to the fourth quarter 2009, due to lower provision for loan loss expense. Net interest income was $11.7 million in the fourth quarter of 2010 compared to $11.2 million in 2009. Provision for loan losses was $2.5 million in the fourth quarter of 2010 compared to $3.2 million in the fourth quarter of 2009. Non-interest income was $2.4 million in the fourth quarter of 2010 compared to $2.0 million in the fourth quarter of 2009. Non-interest expense increased to $9.7 million for the fourth quarter of 2010 from $8.8 million in 2009. Non-interest expense increased for the fourth quarter 2009 as a result of higher salary and employee benefit costs, occupancy costs, and more professional fees than in the prior year. In addition, Centra recorded income tax expense of $721,000 at an effective rate of 37.0% in the fourth quarter of 2010 compared to $317,000 at an effective rate of 25.3% in the fourth quarter of 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Please refer to page 39 in Item 7 of this Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and accompanying notes, and the report of independent auditors, are set forth immediately following Item 9 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No response required.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Centra’s management, with the participation of Centra’s chief executive officer and chief financial officer, has evaluated the effectiveness of Centra’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Centra’s chief executive officer and chief financial officer concluded that Centra’s disclosure controls and procedures are effective as of December 31, 2010.

Management’s Annual Report on Internal Control Over Financial Reporting

The “Report of Management’s Assessment of Internal Control over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 72 of this Annual Report on Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm

The “Report of Independent Registered Public Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 73 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no significant changes in Centra’s internal controls over financial reporting during the fourth quarter of 2010.

ITEM 9B.	OTHER INFORMATION

None.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31
(Dollars in Thousands, except Per Share Data)	2010	2009

Assets
Cash and due from banks	$4,815	$3,961
Interest-bearing deposits with other banks	2,627	1,996
Federal funds sold	116,189	68,607

Total cash and cash equivalents	123,631	74,564
Available-for-sale securities, at estimated fair value (amortized cost of $128,493 and $128,966 on December 31, 2010 and 2009, respectively)	129,957	131,531
Other investment securities, at cost	3,983	2,922
Loans, net of unearned income	1,051,857	1,022,852
Allowance for loan losses	(18,586)	(18,010)

Net loans	1,033,271	1,004,842
Premises and equipment, net	20,727	22,362
Loans held for sale	7,411	2,593
Goodwill and other intangible assets	14,816	15,557
Bank owned life insurance	19,248	16,522
Other assets	21,052	21,664

Total assets	$1,374,096	$1,292,557

Liabilities
Deposits:
Non-interest-bearing	$160,092	$155,690
Interest-bearing	1,007,622	958,656

Total deposits	1,167,714	1,114,346
Short-term borrowings	37,622	40,781
Long-term debt	20,000	20,000
Other liabilities	12,912	12,286

Total liabilities	1,238,248	1,187,413
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,451,444, and 7,122,525 issued and outstanding on December 31, 2010 and 2009, respectively	8,451	7,123
Additional paid-in capital	121,427	97,320
Retained earnings (deficit)	5,074	(838)
Accumulated other comprehensive income	896	1,539

Total stockholders’ equity	135,848	105,144

Total liabilities and stockholders’ equity	$1,374,096	$1,292,557

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Income

	Year Ended December 31
(Dollars in Thousands, except Per Share Data)	2010	2009	2008

Interest income:
Loans, including fees	$57,561	$60,746	$63,607
Loans held for sale	153	159	164
Securities available-for-sale	3,029	4,002	5,234
Interest-bearing bank balances	1	3	23
Federal funds sold	304	36	327

Total interest income	61,048	64,946	69,355
Interest expense:
Deposits	15,452	20,846	27,488
Short-term borrowings	168	291	817
Long-term debt	469	575	1,094

Total interest expense	16,089	21,712	29,399

Net interest income	44,959	43,234	39,956
Provision for credit losses	5,089	5,669	5,157

Net interest income after provision for credit losses	39,870	37,565	34,799
Other income:
Service charges on deposit accounts	4,106	3,717	3,058
Other service charges and fees	2,886	2,521	2,431
Secondary market income	915	1,368	1,187
Security (losses) gains	(72)	(475)	217
Other	1,168	746	890

Total other income	9,003	7,877	7,783
Other expense:
Salaries and employee benefits	18,404	15,647	16,423
Occupancy expense	3,128	2,781	2,600
Equipment expense	2,188	2,327	2,169
Advertising	1,591	1,578	1,388
Professional fees	1,216	934	1,283
Data processing	2,595	2,523	2,220
Other outside services	909	1,033	901
Regulatory assessment	1,733	1,922	696
Other	4,755	4,654	5,083

Total other expense	36,519	33,399	32,763

Net income before income tax expense	12,354	12,043	9,819
Income tax expense	4,127	4,026	3,249

Net income	8,227	8,017	6,570

Dividends and accretion on preferred stock (TARP)	—	923	—

Net income available to common stockholders	$8,227	$7,094	$6,570

Basic earnings per share	$1.00	$1.02	$1.00
Diluted earnings per share	$0.95	$0.97	$0.92
Basic weighted-average shares outstanding	8,246,098	6,945,644	6,597,386
Diluted weighted-average shares outstanding	8,620,523	7,342,174	7,125,462
Cash Dividends Declared per share	$0.28	$0.20	$0.20

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

					Accumulated
			Additional	Retained	Other
	Preferred	Common	Paid-in	(Deficit)	Comprehensive
(Dollars in Thousands)	Stock	Stock	Capital	Earnings	Income	Total

Balance, December 31, 2007	$—	$5,971	$81,580	$(547)	$916	$87,920
Issuance of a 10% stock dividend	—	616	10,625	(11,241)	—	—
Payments for fractional shares	—	—	—	(8)	—	(8)
Cash dividend declared ($0.20)	—	—	—	(1,140)	—	(1,140)
Stock Based Compensation Expense	—	—	223	—	—	223
Exercise of 216,967 stock options	—	217	1,459	—	—	1,676
Adoption of EITF 06-04	—	—	—	(169)	—	(169)
Comprehensive income:
Net income	—	—	—	6,570	—	6,570
Other comprehensive income:
Change in unrealized gain on available for sale securities, net of income taxes of $28	—	—	—	—	40	40
Reclassification adjustment for securities gains included in income, net of income taxes of $87	—	—	—	—	130	130

Unrealized gain on available-for-sale securities, net of income taxes of $115	—	—	—	—	—	170

Total comprehensive income	—	—	—	—	—	6,740

Balance, December 31, 2008	$—	$6,804	$93,887	$(6,535)	$1,086	$95,242
Issuance of Series A Preferred Stock	15	—	14,235	—	—	14,250
Issuance of Series B Preferred Stock	1	—	749	—	—	750
Accretion of discount on Series A Preferred Stock	—	—	43	(43)	—	—
Redemption of Series A Preferred Stock	(15)	—	(14,278)	(707)	—	(15,000)
Redemption of Series B Preferred Stock	(1)	—	(749)	—	—	(750)
Cash dividend declared ($0.20)	—	—	—	(1,397)	—	(1,397)
Cash dividends on Series A and B preferred Stock	—	—	—	(173)	—	(173)
Stock Based Compensation Expense	—	—	361	—	—	361
Exercise of 218,523 stock options	—	219	1,466	—	—	1,685
Shares issued through dividend reinvestment plan	—	100	1,609	—	—	1,709
Stock offering expense	—	—	(3)	—	—	(3)
Comprehensive income:
Net income	—	—	—	8,017	—	8,017
Other comprehensive income:
Change in unrealized gain on available for sale securities, net of income taxes of $112	—	—	—	—	168	168
Reclassification adjustment for securities losses included in income, net of income taxes of $190	—	—	—	—	285	285

Net unrealized gain on available-for-sale securities, net of income taxes of $302	—	—	—	—	—	453

Total comprehensive income	—	—	—	—	—	8,470

Balance, December 31, 2009	$—	$7,123	$97,320	$(838)	$1,539	$105,144
Issuance of shares of common stock	—	1,034	19,580	—	—	20,614
Cash dividend declared on common stock, $0.28 per share	—	—	—	(2,315)	—	(2,315)
Stock based compensation expense	—	—	826	—	—	826
Exercise of 236,790 stock options	—	237	2,613	—	—	2,850
Shares issued through dividend reinvestment plan	—	57	1,088	—	—	1,145
Comprehensive income:
Net income	—	—	—	8,227	—	8,227
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($427)	—	—	—	—	(643)	(643)

Total comprehensive income	—	—	—	—	—	7,584

Balance, December 31, 2010	$—	$8,451	$121,427	$5,074	$896	$135,848

See Notes to Consolidated Financial Statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2010	2009	2008

Operating activities:
Net income	$8,227	$8,017	$6,570
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(108)	(267)	(608)
Amortization of premiums on securities	1,460	1,088	587
Loss (gain) on sale of securities	72	475	(217)
Amortization of intangibles	740	740	740
Provision for credit losses	5,089	5,669	5,157
Deferred income tax benefit	(780)	(1,670)	(325)
Depreciation	2,147	2,130	1,867
Gain on disposal of premises and equipment	—	(19)	—
Loans originated for sale	(61,706)	(93,070)	(74,911)
Proceeds from loans sold	57,803	93,806	75,999
Gain on sale of loans	(915)	(1,368)	(1,184)
Stock option expense	826	361	223
Increase in cash surrender value of life insurance	(718)	(465)	(362)
Increase in other liabilities	626	1,649	2,477
Decrease (increase) in other assets	2,390	(7,704)	(1,379)

Net cash provided by operating activities	15,153	9,372	14,634
Investing activities:
Purchases of premises and equipment	(517)	(3,630)	(4,598)
Retirement of premises and equipment	—	598	—
Purchases of life insurance	(2,008)	(5,114)	(5,509)
Purchases of available-for-sale securities	(66,286)	(73,804)	(84,015)
Sales, calls and maturities of available-for-sale securities	64,275	60,353	88,898
Net increase in loans made to customers	(33,570)	(1,718)	(151,414)

Net cash used in investing activities	(38,106)	(23,315)	(156,638)
Financing activities:
Net increase in deposits	53,368	101,953	68,010
Net (decrease) increase in short-term borrowing	(3,159)	(34,504)	50,112
Cash received from dividend reinvestment plan	634	1,293	—
Proceeds of stock offering	20,614	(3)	—
Payments for fractional shares	—	(8)	(8)
Cash dividend paid on common stock	(1,097)	(1,282)	(898)
Cash received from exercise of stock options	1,660	1,685	1,688
Net proceeds from issuance of Series A and B Preferred Stock	—	15,000	—
Repayment of Series A and B Preferred Stock	—	(15,750)	—
Cash dividend paid on preferred stock	—	(173)	—

Net cash provided by financing activities	72,020	68,211	118,904

Increase (decrease) in cash and cash equivalents	49,067	54,268	(23,100)
Cash and cash equivalents — beginning of period	74,564	20,296	43,396

Cash and cash equivalents — end of period	$123,631	$74,564	$20,296

Supplemental cash flow information:
Interest paid	$16,481	$22,142	$29,679
Income taxes paid	$5,137	$6,855	$4,500

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

Management has evaluated all significant events and transactions that occurred after December 31, 2010, and the date these financial statements were issued, for potential recognition or disclosure in these financial statements.

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

Other-Than-Temporary Impairments (“OTTI”)

Periodically, all available-for-sale securities are evaluated for other-than-temporary impairment in accordance with U.S. generally accepted accounting principles, which specifies requirements for recognizing OTTI on investment securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI.

An impairment loss is recorded when the present value of cash flows expected to be collected are less than the security’s amortized cost basis or if it is more likely than not Centra intends to sell the security before recovery of its amortized cost basis.

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

Centra’s allowance for loan losses is the combination of estimated allowances for specific commercial credits and allowances for the remaining loans, grouped by similar characteristics. Management’s estimate of each component of the allowance for loan losses is based on certain observable data that management believes is the most reflective of the underlying credit losses being estimated.

A key element of Centra’s methodology for determining the allowance for loan losses is Centra’s formal credit risk monitoring procedure, which includes credit risk grading of individual commercial loans.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Commercial loans are assigned credit risk grades based on the individual borrower’s ability to meet its contractual obligations. Upon detection of the borrower’s inability to meet its contractual obligations, the loan is considered impaired and a specific allowance is determined. For the remaining loans, historical loss estimates are utilized and adjusted in consideration of known inherent risk factors. Any differences between net charge-offs and estimated losses are evaluated so that management can determine that the allowance for loan loss analysis adequately provides for the risk in the total loan portfolio.

Loans Held for Sale

Loans held for sale are conforming real estate loans that Centra originated with the intent to sell in the secondary market. The loans are carried at the lower of aggregate cost or estimated fair value.

Other Real Estate Owned

Other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $2.8 million and $2.3 million as of December 31, 2010 and 2009, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding, or disposing of the property are recorded in other expense in the period incurred.

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

Advertising Expense

Advertising costs of $1.6 million in 2010 and 2009 and $1.4 million in 2008 were expensed as incurred.

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

Stock-Based Compensation

Centra has nonqualified and incentive stock option plans for certain directors and key employees. The cost of compensation for stock options is measured at the fair value of the options on the grant date. The fair value is estimated based upon the Black-Scholes option pricing model. Compensation expense is recognized over the period in which the related employee service is rendered, which generally is the vesting period. Accordingly, Centra recognized share-based compensation expense of $826,000, $361,000 and $223,000 during 2010, 2009 and 2008, respectively.

The significant assumptions used in computing the fair value of stock options are disclosed in Note 15.

Earnings Per Share

Centra determines basic earnings per share by dividing net income available to common stockholders by the weighted-average number of shares outstanding. Diluted earnings per share is determined by dividing net income available to common stockholders by the weighted-average number of shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options.

The calculation of basic and diluted earnings per common share was a follows:

	December 31
(Dollars in Thousands except for per Share Data)	2010	2009	2008

Net income	$8,227	$8,017	$6,570
Dividends and accretion on preferred stock and warrants	—	923	—

Net income available to common stockholders	$8,227	$7,094	$6,570

Weighted-average common shares outstanding	8,246,098	6,945,644	6,597,386
Effect of potentially dilutive common shares	374,425	396,530	528,076

Total weighted-average common shares outstanding	8,620,523	7,342,174	7,125,462

Earnings per Share
Basic	$1.00	$1.02	$1.00
Diluted	$0.95	$0.97	$0.92

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

Centra currently sponsors two statutory business trusts that were created for the purpose of raising funds that qualify for Tier I regulatory capital. These trusts consist of trust preferred capital securities issued to third-party investors with the proceeds invested in junior subordinated debt securities of Centra. Centra owns 100% of the voting equity shares of each trust through a small capital contribution. The assets, liabilities, operations, and cash flows of each trust are solely related to the issuance, administration, and repayment of the

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

preferred equity securities held by third-party investors. Centra fully and unconditionally guarantees the obligations of each trust and is obligated to redeem the junior subordinated debentures upon maturity.

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

The following table summarizes quantitative information about Centra’s significant involvement in unconsolidated VIEs:

	As of December 31, 2010			As of December 31, 2009
	Aggregate	Aggregate	Risk of	Aggregate	Aggregate	Risk of
(Dollars in thousands)	Assets	Liabilities	Loss(1)	Assets	Liabilities	Loss(1)

Trust preferred securities	$20,620	$20,000	$620	$20,620	$20,000	$620

(1)	Represents investment in VIEs.

Recent Accounting Pronouncements

In July 2010, FASB issued ASU No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the credit quality of financing receivables and the allowance for credit losses. The requirements are intended to provide more information about the credit quality of financing receivables in the disclosures to financial statements, such as aging information and credit quality indicators. Both new and existing disclosures must be disaggregated by portfolio segment or class. The disaggregation of information is based on how a company develops its allowance for credit losses and how it manages its credit exposure. Required disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010, while required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. This statement will not have a material impact on Centra’s consolidated financial statements. Refer to Note 5 for additional disclosures.

2.	Mergers and Acquistions

After the close of business on December 15, 2010, Centra entered into an Agreement and Plan of Reorganization (the Agreement) with United Bankshares, Inc. (United), a West Virginia corporation headquartered in Charleston, West Virginia. In accordance with the Agreement, Centra will merge with and into a wholly-owned subsidiary of United (the Merger). At which time, Centra will cease, the wholly-owned subsidiary of United will survive and continue to exist as a West Virginia corporation.

The Agreement provides that upon consummation of the Merger, each outstanding share of common stock of Centra will be converted into the right to receive 0.7676 shares of United common stock, par value $2.50 per share.

Pursuant to the Agreement, at the effective time of the Merger, each outstanding option to purchase shares of Centra common stock under any and all plans of Centra shall receive cash consideration equal to the difference between the options’ strike price and $21.00 with respect to those options with a strike price less than $21.00. There will be no payment by United to any holder of Centra stock options with an exercise price equal to or greater than $21.00 and any such Centra stock options shall be terminated as of the effective time of the Merger.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The merger transaction, expected to close early third quarter of 2011, will be accounted for as a business combination pending approval of the stockholders of Centra and the receipt of all required regulatory approvals, as well as other customary conditions.

3.	Fair Values of Financial Instruments

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$99,785	$—	$99,785	$—
State and municipal	29,008	—	29,008	—
Corporate	771	—	771	—
Equity securities:				—
Financial institution stock	393	393	—	—

Total	$129,957	$393	$129,564	$—

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$97,106	$—	$97,106	$—
State and municipal	32,406	—	32,406	—
Corporate	1,630	—	1,630	—
Equity securities:				—
Financial institution stock	389	389	—	—

Total	$131,531	$389	$131,142	$—

Available for sale securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (Level 1). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities. Third party vendors compile prices from various sources and may apply such techniques as matrix pricing to determine the value of identical or similar securities (Level 2). Centra does not have any Level 3 securities.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following table presents the balances of financial assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2010 and 2009:

		Fair Value Measurements at
		December 31, 2010 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in Thousands)	December 31,	Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)

Assets
Nonaccrual loans	$18,220	$—	$—	$18,220
Other real estate owned	$2,826	$—	$—	$2,826

		Fair Value Measurements at
		December 31, 2009 Using:
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance as of	Identical	Observable	Unobservable
(Dollars in Thousands)	December 31,	Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets
Nonaccrual loans	$7,197	$—	$—	$7,197
Other real estate owned	$2,261	$—	$—	$2,261

Certain financial assets are measured at fair value on a nonrecurring basis. Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Loans held for sale:  Loans held for sale are carried at the lower of cost or market value. These loans consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the year ended December 31, 2010, 2009 and 2008 no fair value adjustment was recognized in earnings related to loans held for sale.

Allowance for Credit Losses:  Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments from the underlying collateral on impaired loans are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. For the year ended December 31, 2010, 2009 and 2008, no such fair value adjustment was recognized in earnings that related to the allowance for loan losses allocated to impaired loans.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Other real estate owned:  Other real estate owned (OREO) is measured at fair value less cost to sell at the date of foreclosure, establishing a new cost basis on that date. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Appraisals for property may be conducted on the property and are based on consideration of comparable property sales (Level 3). Some valuations may require some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (Level 3). Income and expenses from operations and changes in valuation allowance are included in the net expenses from OREO.

Goodwill and Core Deposit Intangible:  Goodwill is carried at cost and is reviewed annually or more frequently if necessary for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the year ended December 31, 2010, 2009 and 2008 no fair value adjustment was recognized in earnings related to goodwill and core deposit intangible.

Financial Instruments:  The following methods and assumptions were used by Centra in estimating its fair value disclosures for financial instruments:

Cash and Cash Equivalents

The carrying amounts reported in the balance sheet approximate their fair values.

Loans

The fair value of performing variable rate loans that re-price frequently and performing demand loans, with no significant change in credit risk, is based on carrying value. The fair value of certain mortgage loans is based on quoted market prices of similar loans sold adjusted for differences in loan characteristics. The fair value of other performing loans (e.g., commercial real estate, commercial, and consumer loans) is estimated using discounted cash flow analyses and interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

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

The estimated fair values of Centra’s financial instruments are as follows:

	2010		2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in Thousands)	Amount	Fair Value	Amount	Fair

Financial assets:
Cash and cash equivalents	$123,631	$123,631	$74,564	$74,564
Investment securities	129,957	129,957	131,531	131,531
Loans	1,051,857	1,098,876	1,022,852	1,077,091
Loans Held for Sale	7,411	7,411	2,593	2,593
Financial liabilities:
Deposits	$1,167,714	$1,167,726	$1,114,346	$1,126,781
Short-term borrowings	37,622	37,622	40,781	40,781
Long-term debt	20,000	20,000	20,000	20,000

Bank premises and equipment and other information required to compute Centra’s aggregate fair value are not included in the above information. Accordingly, the above fair values are not intended to represent the aggregate fair value of Centra.

4.	Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value

At December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$99,152	$649	$(16)	$99,785
State and municipal	28,192	817	(1)	29,008
Corporate	756	15	—	771
Equity securities:
Financial institution stock	393	—	—	393

Total available-for-sale securities	$128,493	$1,481	$(17)	$129,957

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$95,752	$1,397	$(43)	$97,106
State and municipal	31,253	1,168	(15)	32,406
Corporate	1,572	58	—	1,630
Equity securities:
Financial institution stock	389	—	—	389

Total available-for-sale securities	$128,966	$2,623	$(58)	$131,531

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

The amortized cost and fair value of the available-for-sale securities portfolio as of December 31, 2010 by contractual maturity are shown below:

Amortized Cost

			After 1		After 5
			Year		Years
	Within 1		Through		Through		Over 10
(Dollars in Thousands)	Year	Yield	5 Years	Yield	10 Years	Yield	Years	Yield	Total

December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$41,948	1.73%	$57,204	1.15%	$—	0.00%	$—	0.00%	$99,152
State and municipal	1,670	2.97%	26,422	3.44%	100	4.00%	—	0.00%	28,192
Corporate	756	5.74%	—	0.00%	—	0.00%	—	0.00%	756
Equity securities:
Financial institution stock	—	0.00%	—	0.00%	—	0.00%	393	0.00%	393

Total available-for-sale securities	$44,374	1.84%	$83,626	1.78%	$100	4.00%	$393	0.00%	$128,493

Fair Value

		After 1	After 5
		Year	Years
	Within 1	Through 5	Through 10	Over 10
	Year	years	years	Years	Total

December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$42,246	$57,539	$—	$—	$99,785
State and municipal	1,678	27,224	106	—	29,008
Corporate	771	—	—	—	771
Equity securities:
Financial institution stock	—	—	—	393	393

Total available-for-sale securities	$44,695	$84,763	$106	$393	$129,957

At December 31, 2010 and 2009, investment securities having a carrying value of $114.1 million and $108.5 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.

Provided below is a summary of securities available-for-sale which were in an unrealized loss position at December 31, 2010 and 2009. Ten securities are in an unrealized loss position at December 31, 2010 and 2009, respectively. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses

At December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$16,559	$(16)	$—	$—	$16,559	$(16)
State and municipal	519	(1)	—	—	519	(1)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$17,078	$(17)	$—	$—	$17,078	$(17)

At December 31, 2009:
Debt securities:
U.S. Government sponsored agencies	$15,213	$(43)	$—	$—	$15,213	$(43)
State and municipal	1,275	(15)	—	—	1,275	(15)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$16,488	$(58)	$—	$—	$16,488	$(58)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. During 2010 and 2009, Centra determined that one equity security was other-than-temporarily impaired. Centra recognized the loss and adjusted the investment’s cost basis by $72,000 during 2010 and $526,000 in 2009, which is included in Security (losses) gains on the Consolidated Statements of Income. No other securities were deemed other-than-temporary impairment during 2008.

As of December 31, 2010 and December 31, 2009, other investments at cost were equal to $4.0 million and $2.9 million, respectively, and consisted of Federal Home Loan Bank stock. The stock is evaluated for impairment quarterly or more frequently as needed. During the later part of 2008, the Federal Home Loan Bank suspended dividends on shares outstanding. While there is not an open market to trade the stock, the par value of the stock has not declined. Centra does not consider Federal Home Loan Bank to be impaired.

5.	Loans and Allowance for Loan Losses

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

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following is a detail of total loans outstanding as of December 31:

(Dollars in Thousands)	2010	2009

Commercial	$160,526	$140,299
Real estate, commercial	638,951	617,602
Real estate, mortgage	185,272	189,814
Consumer	67,108	75,137

Total loans	$1,051,857	$1,022,852

Centra does not extend credit to any single borrower or group of related borrowers in excess of the combined legal lending limits of its subsidiary bank. The legal lending limit of Centra Bank, Inc. as of December 31, 2010, was $23.7 million.

In the normal course of its business, Centra’s subsidiary bank has granted loans to executive officers and directors of Centra and to their associates. Related-party loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with unrelated persons and did not involve more than normal risk of collectability. All related-party loans were current as of December 31, 2010. The following is an analysis of activity of related-party loans for the years ended December 31:

(Dollars in Thousands)	2010	2009

Balance, January 1	$75,682	$71,522
New loans	16,623	7,038
Repayments	(6,674)	(2,878)

Balance, December 31	$85,631	$75,682

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. The allowance for loan losses and changes therein as of and for the years ended December 31, 2010, 2009 and 2008 include the following activity:

		Commercial
(Dollars in Thousands)	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance — December 31, 2009	$2,177	$9,582	$2,248	$4,003	$18,010
Charge-offs	(759)	(3,048)	(313)	(1,044)	(5,164)
Recoveries	35	141	116	73	365
Provision	1,029	3,291	436	619	5,375

Ending balance — December 31, 2010	$2,482	$9,966	$2,487	$3,651	$18,586

		Commercial
(Dollars in Thousands)	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance — December 31, 2008	$1,776	$7,547	$2,802	$4,242	$16,367
Charge-offs	(597)	(2,629)	(360)	(827)	(4,413)
Recoveries	50	220	30	70	370
Provision	948	4,444	(224)	518	5,686

Ending balance — December 31, 2009	$2,177	$9,582	$2,248	$4,003	$18,010

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

		Commercial
(Dollars in Thousands)	Commercial	Real Estate	Consumer	Residential	Total

Allowance for loan losses:
Beginning balance — December 31, 2007	$1,814	$5,798	$2,359	$3,565	$13,536
Charge-offs	(342)	(1,452)	(233)	(503)	(2,530)
Recoveries	24	100	16	35	175
Provision	280	3,101	660	1,145	5,186

Ending balance — December 31, 2008	$1,776	$7,547	$2,802	$4,242	$16,367

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements.

Activity in the allowance for loan losses on lending related commitments follows:

(Dollars in Thousands)	2010	2009	2008

Balance, January 1	$1,460	$1,477	$1,507
Benefit	(286)	(17)	(30)

Balance, December 31	$1,174	$1,460	$1,477

The provisions for loan and credit losses are as follows:

(Dollars in Thousands)	2010	2009	2008

Provision for loan losses	$5,375	$5,686	$5,186
Benefit for credit losses	(286)	(17)	(30)

Balance, December 31	$5,089	$5,669	$5,156

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

Total nonaccrual loans as of December 31 are summarized as follows:

Loans on Nonaccrual Status as of December 31:

(Dollars in Thousands)	2010	2009

Commercial	$1,979	$803
Commercial real estate:
Commercial real estate construction	1,860	—
Commercial real estate — other	10,796	4,094
Consumer:
Consumer — other	1,169	358
Consumer — auto	207	94
Residential	2,209	1,848

Total nonaccrual loans	$18,220	$7,197

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2010, total impaired loans were $25.3 million, which includes non-accrual loans of $18.2 million and three loans totaling $7.1 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $17.6 million required specific reserves due to shortfalls in collateral value. Centra reserved $4.4 million for impaired loans as of December 31, 2010.

	Impaired Loans as of December 31, 2010
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial	$285	$345	$—	$297	$10
Commercial real estate:
Commercial real estate construction	1,325	1,792	—	1,669	8
Commercial real estate — other	2,484	4,221	—	3,647	66
Consumer:
Consumer — other	1,169	1,993	—	1,969	111
Consumer — auto	207	227	—	237	18
Residential	2,209	2,328	—	2,280	93

Total impaired without related allowance	$7,679	$10,906	$—	$10,099	$306
With an allowance recorded:
Commercial	$1,694	$1,733	$675	$1,721	$64
Commercial real estate:
Commercial real estate construction	2,331	2,331	507	2,321	70
Commercial real estate — other	13,371	13,566	3,142	12,700	416
Residential	222	222	42	219	13

Total impaired with related allowance	$17,618	$17,852	$4,366	$16,961	$563
Total:
Commercial	$21,490	$23,988	$4,324	$22,355	$634
Consumer	1,376	2,220	—	2,206	129
Residential	2,431	2,550	42	2,499	106

Total impaired loans	$25,297	$28,758	$4,366	$27,060	$869

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2009, total impaired loans reached $11.9 million, which includes non-accrual loans of $7.2 million and one loan totaling $4.7 million that was deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Centra applied a specific reserve of $2.5 million for this loan.

	Impaired Loans as of December 31, 2009
		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	Recognized

With no related allowance recorded
Commercial	$755	$929	$—	$1,341	$74
Commercial real estate:
Commercial real estate construction	—	—	—	—	—
Commercial real estate — other	1,106	1,197	—	1,080	89
Consumer:
Consumer — other	358	1,110	—	1,045	76
Consumer — auto	94	152	—	117	13
Residential	1,848	1,416	—	1,444	95

Total impaired without related allowance	$4,161	$4,804	$—	$5,027	$347
With an allowance recorded:
Commercial	$48	$98	$5	$98	$7
Commercial real estate:
Commercial real estate construction	—	—	—	—	—
Commercial real estate — other	7,690	8,147	2,479	7,819	471
Residential	—	—	—	—	—

Total impaired with related allowance	$7,738	$8,245	$2,484	$7,917	$478
Total:
Commercial	$9,599	$10,371	$2,484	$10,338	$641
Consumer	452	1,262	—	1,162	89
Residential	1,848	1,416		1,444	95

Total impaired loans	$11,899	$13,049	$2,484	$12,944	$825

Interest income that would have been recognized on the impaired loans, if they were current under their original terms and interest recognized under the cash basis of accounting, in 2010 and 2009 were not material to the financial statements.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Loans are deemed delinquent when scheduled principal and interest payments are 30 — 90 days past due. Centra did not have any loans past due ninety days and still accruing interest as of December 31, 2010 and 2009. Analyses of the age of past due loans are as follows:

	Age Analysis of Past Due Loans As of December 31, 2010
			Greater
	30-59 Days	60-89 Days	than 90	Total Past		Total
(Dollars in Thousands)	Past Due	Past Due	Days	Due	Current	Loans

Commercial	$337	$9	$1,979	$2,325	$158,201	$160,526
Commercial real estate:
Commercial real estate construction	1,464	262	1,860	3,586	50,764	54,350
Commercial real estate — other	2,493	—	10,797	13,290	571,311	584,601
Consumer:
Consumer — other	814	232	1,168	2,214	56,040	58,254
Consumer — auto	82	91	207	380	8,474	8,854
Residential	4,265	983	2,209	7,457	177,815	185,272

Total	$9,455	$1,577	$18,220	$29,252	$1,022,605	$1,051,857

	Age Analysis of Past Due Loans As of December 31, 2009
			Greater
	30-59 Days	60-89 Days	Than 90	Total Past		Total
(Dollars in Thousands)	Past Due	Past Due	Days	Due	Current	Loans

Commercial	$433	$—	$803	$1,236	$139,063	$140,299
Commercial real estate:
Commercial real estate construction	—	—	—	—	47,660	47,660
Commercial real estate — other	904	93	4,094	5,091	564,851	569,942
Consumer:
Consumer — other	408	64	358	830	63,088	63,918
Consumer — auto	193	42	94	329	10,890	11,219
Residential	3,224	1,178	1,848	6,250	183,564	189,814

Total	$5,162	$1,377	$7,197	$13,736	$1,009,116	$1,022,852

Centra risk rates commercial loans in order to monitor fluctuations in credit quality. Centra uses several risk rating categories including; pass, management attention, special mention, substandard and doubtful/loss.

•	Loans are given a pass risk rating when the borrower has strong liquidity, low/stable leverage, strong and stable earnings year to year, excellent history of successful performance and other high quality indicators.

•	Management attention applies to loans considered to have a high credit risk and servicing need. Loans are placed in this category, not because they are problem credits, but because they pose a relatively high risk. These loans are monitored more closely than credits with a pass risk rating.

•	Special mention applies to borrowers with often unstable financial condition and position and is susceptible to current economic or market conditions. The borrower’s ability to repay from primary sources is currently adequate, but threatened by potential weakness. Borrowers may experience adverse operating trends or may be operating with unusually high financial leverage. Borrowers may also have

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

filed bankruptcy and are successfully operating under a plan of reorganization that adequately repays their debt.

•	Substandard applies to loans where the bank is inadequately protected by the current net worth or paying capacity of the borrower. The borrower may have high debt to worth, negative cash flow and/or negative debt service capacity. The borrower may also have a history of consecutive operation losses. Borrowers may also have filed for bankruptcy and maybe in the initial stages of filing a reorganization plan. Loans in this category may be placed on nonaccrual status and some loss of principal or income is likely.

•	Doubtful/loss applies to loans that are partially or totally uncollectible. The collateral values securing these loans are not sufficient to completely cover the loss.

The following summarizes commercial loan credit quality as of December 31, 2010 and 2009.

			Commercial Real Estate
	Commercial		Construction		Commercial Real Estate -Other
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009

Grade
Pass	$140,064	$123,320	$41,889	$44,771	$524,884	$535,043
Management Attention	15,071	15,091	7,034	2,731	34,994	17,030
Special Mention	1,026	1,183	156	—	16,564	6,590
Substandard	4,365	705	5,271	158	8,159	11,279

Total	$160,528	$140,299	$54,350	$47,660	$584,601	$569,942

The following summarizes the credit quality of consumer and residential real estate loans as of December 31, 2010 and 2009:

	Consumer - Other		Consumer - Auto		Residential
(Dollars in Thousands)	2010	2009	2010	2009	2010	2009

Performing	$57,085	$63,560	$8,647	$11,125	$183,063	$189,966
Nonperforming	1,169	358	207	94	2,209	1,848

Total	$58,254	$63,918	$8,854	$11,219	$185,272	$189,814

Centra may modify the term, interest rate or principal and interest due on a loan. As of December 31, 2010, Centra conceded to interest rate modifications on three loans. As of December 31, 2009, no loans were modified. The following summarizes Centra’s loan modifications as of December 31, 2010:

	Loan Modifications
	Number	Pre-Modification	Post-Modification
(Dollars in Thousands)	of Loans	Outstanding Balance	Outstanding Balance

Troubled Debt Restructurings
Commercial real estate — other	1	$347	$345
Residential	2	371	374

Total	3	$718	$719

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

6.	Bank Premises and Equipment

The major categories of bank premises and equipment and accumulated depreciation are summarized as follows at December 31:

(Dollars in Thousands)	2010	2009

Land	$6,055	$6,055
Building and premises	10,942	10,893
Leasehold improvements	3,795	3,685
Furniture, fixtures, and equipment	11,929	11,685

	32,721	32,318
Accumulated depreciation	(11,994)	(9,956)

Net book value	$20,727	$22,362

Centra leases certain banking facilities and equipment under various agreements with original terms providing for fixed monthly payments over periods ranging from 3 to 20 years. The future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial or remaining terms of one year or more consisted of the following at December 31, 2010:

Operating
(Dollars in Thousands)	Leases

Year ending December 31:
2011	$1,424
2012	1,286
2013	1,174
2014	1,174
2015	1,175
Thereafter	4,217

Total minimum lease payments	$10,450

Rent expense was $1.2 million in 2010, $1.1 million in 2009and $1.3 million in 2008. Centra leases its main banking facility from a limited liability company, two-thirds of which is owned by two directors of Centra. Rent expense for the building approximated $674,000 in 2010, $671,000 in 2009 and 2008.

7.	Deposits

The book value of deposits consisted of the following:

	December 31
(Dollars in Thousands)	2010	2009

Demand deposit	$160,092	$155,690
Interest bearing checking	199,114	184,216
Money market accounts	299,613	211,363
Savings	56,831	43,456
Time deposits	452,064	519,621

Total	$1,167,714	$1,114,346

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The aggregate amounts of time deposits in denominations of $100,000 or more at December 31, 2010 and 2009 were $233.7 million and $271.6 million, respectively.

At December 31, 2010, the scheduled maturities of time deposits were as follows:

(Dollars in Thousands)	Amount

Due in three months or less	$128,415
Due in over three through six months	64,040
Due in over six months through twelve months	95,221
Due in one — three years	126,808
Due in three — five years	37,580
Thereafter	—

Total time deposits	$452,064

Deposits from related parties approximated $40.8 million at December 31, 2010, and $29.0 million at December 31, 2009.

8.	Short-Term Borrowings

Short-term borrowings primarily consist of corporate deposits held in fed funds purchased and overnight repurchase agreements. The securities underlying the repurchase agreements are under the control of Centra. Additional details regarding short-term borrowings are summarized as follows:

(Dollars in Thousands)	2010	2009

Ending balance	$37,622	$40,781
Average balance	35,709	46,727
Highest month-end balance	37,626	71,499
Interest expense	168	291
Weighted-average interest rate:
End of year	0.35%	0.54%
During the year	0.47%	0.62%

Centra has a maximum borrowing capacity of $392 million from the Federal Home Loan Bank of Pittsburgh and $31 million from the Federal Reserve Bank on a short-term basis. In addition, Centra has short-term borrowing capacity of $10 million from CenterState Bank, N.A. through an unsecured line of credit.

9.	Long-Term Debt

Centra formed two statutory business trusts in 2006 and 2004 for the purpose of issuing trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of Centra. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of Centra, are the sole assets of the trust and Centra’s payment under the Debentures is the sole source of revenue for the trusts. Since the trusts are variable interest entities and Centra is not deemed to be the primary beneficiary, the trusts are not included in Centra’s consolidated financial statements. As a result, the Debentures are included in long-term debt. The Capital Securities are not included in stockholders’ equity in the Consolidated Balance Sheets. Centra fully and unconditionally guarantees the trust’s obligations under the Capital Securities.

In June 2006 and December 2004, Centra completed the private placement of $10.0 million Floating Rate, Trust Preferred Securities through its Centra Financial Statutory Trust II and Centra Financial Statutory

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Trust I subsidiaries. The 2006 and 2004 securities bear interest at 2.29% and 1.65%, respectively, over the three-month LIBOR rate, reset quarterly. Interest payments are due quarterly.

Centra has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. The securities mature in 30 years from the date of issuance. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

The Trust Preferred Securities currently qualify as Tier 2 capital of Centra for regulatory purposes.

At December 31, the Debentures and their related weighted-average interest rates were as follows:

	2010		2009
		Weighted		Weighted
		Average		Average
(Dollars in Thousands)	Amount	Rate	Amount	Rate

Centra Financial Statutory Trust I	$10,000	2.67%	$10,000	3.22%
Centra Financial Statutory Trust II	$10,000	2.02%	$10,000	2.52%

Interest paid on long-term borrowings approximated $469,000 in 2010, $575,000 in 2009 and $1.1 million in 2008.

10.	Income Taxes

The effective income tax rate in the Consolidated Statement of Income is less than the statutory corporate tax rate due to the following:

	2010	2009	2008

Statutory corporate tax rate	35.0%	35.0%	34.0%
Differences in rate resulting from:
State income taxes	3.9	3.8	5.5
Tax exempt interest	(4.2)	(4.3)	(5.2)
Other	(1.3)	(1.1)	(1.2)

Effective income tax rate	33.4%	33.4%	33.1%

Significant components of the provision for income taxes are as follows:

(Dollars in Thousands)	2010	2009	2008

Federal:
Current	$4,425	$5,527	$3,787
Deferred	(780)	(2,211)	(1,357)
State	482	710	819

Income tax expense	$4,127	$4,026	$3,249

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

The following is a summary of deferred tax assets as of December 31:

(Dollars in Thousands)	2010	2009

Deferred tax assets:
Allowance for loan losses	$7,667	$7,555
Net operating loss carry-forward	—	301
Supplemental retirement plan	2,177	1,406
Deferred net loan origination fees	466	483
Stock option compensation	898	577
Premises and equipment	—	24
Other-than-temporary impairment loss	232	204
Other	216	168

Deferred tax assets	11,656	10,718
Deferred tax liabilities:
Premises and equipment	573	—
Unrealized gain on available-for-sale securities	568	995
Accretion on available-for-sale securities	7	113
Core deposit intangibles, loans premium and discounts, and fair value adjustments on fixed assets of acquired bank	1,290	1,599

Deferred tax liabilities	2,438	2,707

Net deferred tax assets	$9,218	$8,011

Centra has determined that its exposure to tax uncertainties, along with the reserves it has provided for such uncertainties, to be immaterial to its financial statements taken as a whole.

In connection with the adoption of accounting standards codification on uncertain tax positions, Centra has elected to continue its existing accounting of classifying interest and penalties on income tax uncertainties in income tax expense. Centra is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2007 through 2009.

11.	Financial Instruments With Off-Balance Sheet Risk

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

(Dollars in Thousands)	2010	2009

Commitments to grant loans	$145,712	$135,185
Unfunded commitments under lines of credit	46,902	45,949
Standby letters of credit	35,140	32,782

Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra’s exposure to credit loss in the event of non-performance by the counter party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties. At December 31, 2010 and 2009, Centra has recorded $1.2 million and $1.5 million, respectively, as a reserve against potential losses related to these commitments and has classified that reserve in other liabilities in the financial statements.

Centra originates long-term, fixed-rate, or adjustable mortgage loans and sells them on the secondary market, servicing released. At December 31, 2010 and 2009, Centra had $20.7 million and $6.6 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the consolidated financial statements.

12.	Other Expenses

The following items of other expense exceed one percent of total revenue for the period indicated:

(Dollars in Thousands)	2010	2009	2008

Taxes not on income	$764	$956	$1,173
Core deposit intangible amortization	740	740	740

13.	Regulatory Matters

The primary source of funds for the dividends paid by Centra is dividends received from its banking subsidiary. The payment of dividends by banking subsidiaries is subject to various banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any calendar year exceed the total net profits, as defined, of that year plus the retained net profits, as defined, of the preceding two years. At January 1, 2011, Centra has $22.9 million available for dividends.

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

Quantitative measures established by regulation to ensure capital adequacy require Centra and its banking subsidiary to maintain minimum amounts and ratios of total and Tier I Capital to Risk-Weighted Assets, and of Tier I Capital to average assets. Centra and its banking subsidiary met all capital adequacy requirements at December 31, 2010.

As of December 31, 2010 and 2009, the most recent notifications from the banking regulatory agencies categorized Centra and its banking subsidiary as “Well-Capitalized” under the regulatory framework for prompt corrective action. To be categorized as “Well-Capitalized,” Centra and its banking subsidiary must maintain minimum Total Risk-Based, Tier I Risk-Based, and Tier I Leverage ratios as set forth in the table below. There are no conditions or events since these notifications that management believes have changed Centra’s or its banking subsidiary’s category.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Centra’s actual capital amounts and ratios are presented in the following table.

					Minimum
					To Be Well
					Capitalized Under
			Adequately		Prompt Corrective
	Actual		Capitalized		Action Provisions
(Dollars in Thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2010
Total capital(1)
Consolidated	$153,050	14.9%	$82,119	8.0%	$102,649	10.0%
Bank	151,114	14.7	82,016	8.0	102,520	10.0%
Tier 1(2)
Consolidated	140,136	13.7	41,065	4.0	61,598	6.0
Bank	138,216	13.5	41,014	4.0	61,520	6.0
Tier 1(3)
Consolidated	140,136	10.1	55,499	4.0	69,374	5.0
Bank	138,216	10.0	55,453	4.0	69,316	5.0
As of December 31, 2009
Total capital(1)
Consolidated	$120,509	12.2%	$79,217	8.0%	$99,021	10.0%
Bank	116,924	11.8	79,069	8.0	98,837	10.0%
Tier 1(2)
Consolidated	108,048	10.9	39,578	4.0	59,367	6.0
Bank	104,478	10.6	39,538	4.0	59,306	6.0
Tier 1(3)
Consolidated	108,048	8.6	50,431	4.0	63,039	5.0
Bank	104,478	8.3	50,351	4.0	62,939	5.0

(1)	Ratio represents Total Risk-Based Capital to net risk-weighted assets.

(2)	Ratio represents Tier 1 capital to net risk-weighted assets.

(3)	Ratio represents Tier 1 capital to average assets.

14.	Federal Reserve Requirements

The subsidiary bank is required to maintain average reserve balances with the Federal Reserve Bank. The reserve requirement is calculated as a percentage of total deposit liabilities and was $8.4 million for the year ended December 31, 2010.

15.	Employee Benefit Plans

The Centra 401(k) Plan (the Plan) is a deferred compensation plan under section 401(k) of the Internal Revenue Code. All employees who attain age twenty-one and complete six months of service are eligible to participate in the Plan. Participants may contribute from 1% to 15% of pre-tax earnings to their respective accounts. These contributions may be invested in various investment alternatives selected by the employee. Centra matched 100% of the first 4% of compensation deferred by the employee during 2010, 2009 and 2008. Centra’s total expense associated with the Plan approximated $383,000 in 2010, $350,000 in 2009 and $329,000 in 2008.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Centra has supplemental retirement agreements with key executive officers. The cost is being accrued over the period of active service from the date of the agreements and was $2.0 million in 2010, $1.6 million in 2009 and $1.0 million in 2008. The liability for such agreements approximated $5.6 million and $3.6 million at December 31, 2010 and 2009, respectively, and is included in other liabilities in the consolidated balance sheets. To assist in funding the cost of these agreements, Centra is the owner and beneficiary of life insurance policies on the participating key executive officers. During 2010 and 2009, Centra purchased additional life insurance policies of approximately $2.0 million and $5.1 million, respectively. During the years ended December 31, 2010, 2009 and 2008, the increase in cash surrender value on the policies were $718,000, $465,000, and $362,000, respectively. The cost of the supplemental retirement plan was more than the cash surrender value by $1.3 million in 2010, $1.1 million in 2009 and $676,000 in 2008.

16.	Stock Compensation Plans

Compensation cost relating to share-based payment transactions is recognized in the financial statements based on the fair value of the equity or liability instruments issued. Centra’s Share Option plan (the Plan), which is stockholder-approved, permits the granting of stock options to its employees for up to 2.0 million shares of common stock. Centra believes that such awards better align the interests of its employees with those of its stockholders. Option awards are granted with an exercise price equal to the market price of Centra’s stock at the date of grant; the awards generally vest based on four years of continuous service and have 10-year contractual terms. Share-based compensation to employees, including grants of stock options, is measured using a fair value based method and the related compensation expense is recorded in the consolidated statement of income. Centra recognized compensation expense of $826,000 in 2010, $361,000 in 2009 and $223,000 in 2008 related to share based awards.

A summary of option activity under the Plan as of December 31, 2010, and the changes during the year ended is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
Outstanding Shares	Shares	Exercise Price	Term — Years	Intrinsic Value

Outstanding at beginning of period	1,260,305	$11.04
Granted	189,000	20.00
Exercised	236,790	6.84
Forfeited	2,150	15.29

Outstanding at end of period	1,210,413	13.25	5.7	11,086,453

Exercisable at end of period	1,122,394	12.90	5.5	10,668,830

The weighted average estimated fair value of options granted were $2.30 in 2010 and $3.31 in 2009. Centra did not grant any options in 2008. The total intrinsic value of stock options exercised was $3.7 million in 2010 and $2.7 million in 2009. There were 236,790 stock options exercised in 2010 compared to 218,523 in 2009 and 216,967 in 2008.

Centra used the Black-Scholes option pricing model to calculate the estimated fair value of the options granted in 2010 and 2009. The weighted-average assumptions used were a risk-free interest rate of 3.4%, volatility of 0.1% and expected dividend rate of 1.2% and a weighted average expected life of options of 7 years for the options granted in 2010. The weighted-average assumptions used were a risk-free interest rate of 3.6%, volatility of 0.1% and expected dividend rate of 0.2% and a weighted average expected life of options of 7 years for the options granted in 2009. As noted above, Centra did not grant any options in 2008.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

As of December 31, 2010, the total unrecognized compensation cost related to non-vested awards was $125,000 and $452,000 as of December 31, 2009. The weighted-average exercise price is $17.67 and $15.44 per non-vested option as of December 31, 2010 and 2009, respectively.

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

17.	Goodwill and Intangible Assets

The carrying amount of goodwill approximated $12 million at December 31, 2010 and 2009. Centra completed its annual assessment of the carrying value of goodwill during 2010 and concluded that its carrying value was not impaired.

The following table summarizes core deposit intangibles, which are subject to amortization as of December 31, 2010 and 2009:

(Dollars in thousands)	2010	2009

Gross carrying amount	$6,024	$6,024
Accumulated amortization	(3,331)	(2,591)

Net core deposit intangible	$2,693	$3,433

During 2010, 2009 and 2008, Centra recognized pre-tax amortization expense of $740,000 per year associated with its core deposit intangible assets. The estimated amortization expense for core deposit intangible assets is $740,000 per year for the next four years.

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

18.	Parent Company Only Financial Information

Condensed Balance Sheet

	December 31
(Dollars in Thousands)	2010	2009

Assets:
Cash and cash equivalents	$1,082	$2,649
Available-for-sale securities, at estimated fair value (amortized cost of $393 in 2010 and $389 in 2009)	393	389
Investment in second tier bank holding companies	153,928	121,574
Other assets	445	532

Total assets	$155,848	$125,144

Liabilities:
Long-term debt	$20,000	$20,000

Total liabilities	20,000	20,000
Stockholders’ equity:
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,451,444 and 7,122,525 issued and outstanding on December 31, 2010 and 2009 respectively	8,451	7,123
Additional paid-in capital	121,427	97,320
Retained earnings (deficit)	5,074	(838)
Accumulated other comprehensive income	896	1,539

Total stockholders’ equity	135,848	105,144

Total liabilities and stockholders’ equity	$155,848	$125,144

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Consolidated Statement of Income

	Year Ended December 31
(Dollars in Thousands)	2010	2009	2008

Income:
Dividends from bank subsidiary	$1,000	$—	$1,750
Interest and dividends	—	19	30
Security losses	(72)	(526)	—
Expense:
Interest expense	469	575	1,094
Other expenses	38	20	8

Income (loss) before federal income tax and equity in undistributed earnings of subsidiaries	421	(1,102)	678
Applicable income tax benefit	(193)	(425)	(503)
Equity in undistributed income of subsidiaries	7,613	8,694	5,389

Net income	$8,227	$8,017	$6,570
Dividends and accretion on preferred stock (TARP)	—	923	—

Net income available to common stockholders	$8,227	$7,094	$6,570

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

Statement of Cash Flows

	Year Ended December 31
(Dollars in Thousands)	2010	2009	2008

Operating activities:
Net income	$8,227	$8,017	$6,570
Adjustments to reconcile net income to net cash provided by operating activities:
Increase (Decrease) in accrued expenses	108	(218)	(400)
Loss on securities	72	526	—
Equity in undistributed income of subsidiaries	(7,613)	(8,694)	(5,389)

Net cash provided by (used in) operations	794	(369)	781
Investing activities:
Net purchases of available-for-sale securities	(76)	—	(89)

Net cash used in investing activities	(76)	—	(89)
Financing activities:
Cash received from dividend reinvestment plan	634	1,293	—
Proceeds of stock offering	20,614	(3)	—
Payments for fractional shares	—	(8)	(8)
Cash dividend paid on common stock	(1,097)	(1,282)	(898)
Cash received from stock options exercised	1,660	1,685	1,688
Net proceeds from issuance of Series A and B Preferred Stock	—	15,000	—
Repayment of Series A and B Preferred Stock	—	(15,750)	—
Cash dividends paid on preferred stock and warrants	—	(173)	—
Investment in subsidiaries	(24,096)	98	(34)

Net cash provided by (used in) financing activities	(2,285)	860	748

Net change in cash	(1,567)	491	1,440
Cash and cash equivalents at beginning of year	2,649	2,158	718

Cash and cash equivalents at end of year	$1,082	$2,649	$2,158

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

19.	Summarized Quarterly Information (Unaudited)

A summary of selected quarterly financial information for 2010 and 2009 follows:

	First	Second	Third	Fourth
(Dollars in Thousands, Except Per Share Data)	Quarter	Quarter	Quarter	Quarter

2010:
Interest income	$15,443	$15,355	$15,220	$15,030
Interest expense	4,565	4,378	3,838	3,308
Net interest income	10,878	10,977	11,382	11,722
Provision for credit losses	755	815	1,019	2,500
Other income	1,928	2,299	2,370	2,406
Other expenses	8,996	8,960	8,882	9,681
Income tax expense	1,003	1,143	1,260	721
Net income available to common stockholders	2,052	2,358	2,591	1,226
Basic earnings per share	$0.27	$0.28	$0.30	$0.15
Diluted earnings per share	$0.25	$0.27	$0.29	$0.14
Basic weighted average shares outstanding	7,694,931	8,413,893	8,424,891	8,440,519
Diluted weighted average shares outstanding	8,148,610	8,719,571	8,758,909	8,844,889
2009:
Interest income	$16,315	$16,307	$16,233	$16,091
Interest expense	5,836	5,698	5,270	4,908
Net interest income	10,479	10,609	10,963	11,183
Provision for credit losses	404	916	1,186	3,163
Other income	1,540	2,271	2,030	2,036
Other expenses	7,474	8,691	8,430	8,804
Income tax expense	1,370	1,116	1,223	317
Net income	2,771	2,157	2,154	935
Dividends and accretion on Preferred Stock (TARP)	920	3	—	—
Net income available to common stockholders	1,851	2,154	2,154	935
Basic earnings per share	$0.27	$0.31	$0.31	$0.13
Diluted earnings per share	$0.26	$0.30	$0.29	$0.12
Basic weighted average shares outstanding	6,848,841	6,916,999	6,970,533	7,043,786
Diluted weighted average shares outstanding	7,242,410	7,281,880	7,327,725	7,514,265

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES

Notes to the Consolidated Financial Statements — (Continued)

20.	Subsequent Event

On February 17, 2011, the Board of Directors of Centra Bank, Inc. (the “Bank”), a wholly owned subsidiary of Centra Financial Holding, Inc. (the “Company”), amended the following agreements with Douglas J. Leech: (i) the Employment Agreement dated as of January 17, 2008 (as amended March 17, 2008, January 13, 2009, September 23, 2010, and February 16, 2011) (the “Employment Agreement”), (ii) the Executive Supplemental Retirement Plan Executive Agreement dated as of April 20, 2000 (as amended December 24, 2008, and September 23, 2010) (the “2000 SERP”), and (iii) the Supplemental Executive Retirement Plan Agreement, dated as of February 23, 2008 (as amended March 17, 2008, and January 13, 2009) (the “2008 SERP”). The Company agreed to this amendment.

In this amendment:

•	Mr. Leech waived all rights to cash severance and retirement benefits under the Employment Agreement, the 2000 SERP, and the 2008 SERP that would exceed, on a present value basis, as of the date of his termination of employment limits of approximately $5 million of severance under the Employment Agreement, $3 million of retirement benefits under 2000 SERP, and $8 million of retirement benefits under the 2008 SERP. One of the SERPs also guaranteed certain minimum life insurance benefits, which guarantee was waived.

•	The Bank confirmed Mr. Leech’s right to certain employee health and welfare benefits and fringe benefits as part of his severance benefits that are currently provided in his Employment Agreement; however, Mr. Leech agreed that the aggregate value of these benefits will not exceed a present value of $2.3 million and he waived his right to certain fringe benefits that would have otherwise been provided as part of his severance under the Employment Agreement.

•	The Bank agreed that if the Bank desires to terminate the $4 million face value term life insurance it holds on Mr. Leech’s life, he may assume the policies at his cost. The Bank also agreed to continue the bank owned life insurance on Mr. Leech’s life, for the benefit of his beneficiaries, which currently has a death benefit of $4.6 million.

•	The Bank confirmed the existing provision of the Employment Agreement that provides Mr. Leech a gross-up for any excise taxes or penalty taxes under Section 4999 of the Internal Revenue Code.

REPORT ON MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER
FINANCIAL REPORTING

The management of Centra Financial Holdings, Inc. is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements of Centra Financial Holdings, Inc. have been prepared in accordance with U.S. generally accepted accounting principles and, necessarily include some amounts that are based on the best estimates and judgments of management. The management of Centra Financial Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. generally accepted accounting principles. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audits with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation and reporting. -

Management assessed the effectiveness of Centra Financial Holdings, Inc.’s internal control over financial reporting as of December 31, 2010 based upon the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that, as of December 31, 2010, Centra Financial Holdings, Inc.’s system of internal control over financial reporting is effective based on those criteria.

Centra Financial Holdings, Inc.’s independent registered public accounting firm, Ernst & Young LLP, has audited the consolidated financial statements included in this Annual Report and has issued an attestation report on Centra’s internal control over financial reporting.

/s/  Douglas J. Leech
Douglas J. Leech
Chief Executive Officer

/s/  Darren K. Williams
Darren K. Williams
Chief Financial Officer

March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON EFFECTIVENESS OF INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited Centra Financial Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Centra Financial Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Centra Financial Holdings, Inc. and subsidiaries’ maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 16, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON CONSOLIDATED FINANCIAL STATEMENTS

The Board of Directors and Stockholders Centra Financial Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Centra Financial Holdings, Inc. and subsidiaries (Centra) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of Centra’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centra Financial Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Centra Financial Holdings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Charleston, West Virginia
March 16, 2011

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are the officers and/or directors of Centra.

			Director	Class	Principal Occupation
Name	Age	Position	Since	Expires	(Past Five Years)

Douglas J. Leech	56	President and Chief Executive Officer	1999	2012	Chairman, President Centra Financial Holdings, Inc. President Centra Bank, Inc
Henry M. Kayes, Jr.	43	Senior Vice President	—	—	Executive Vice President, Centra Bank, President — Martinsburg Region, Centra Bank, Inc. (2001 to present.
Darren Williams	38	Vice President, Chief Financial Officer and Treasurer			Senior Vice President and CFO, Centra Bank, Inc. (2010 to present); Senior Vice President and CIO, Centra Bank, Inc. (2006 to 2009); Chief Information Officer with the WVU Foundation (2004 to 2006); and Senior Manager with Ernst & Young LLP (1995 to 2004);
Kevin D. Lemley	56	Vice President	—	—	Senior Vice President and Chief Credit Administrative Officer of Centra Bank, Inc. (2010 to present); Senior Vice President and CFO Centra Bank, Inc. (1999 to 2010)
Timothy P. Saab	54	Vice President and Secretary	—	—	Senior Vice President, Centra Bank, Inc. (1999 to present)
E. Richard Hilleary	62	Vice President	—	—	Senior Vice President — Commercial Lending, Centra Bank, Inc. (1999 to present)
Karla J. Strosnider	48	Vice President	—	—	Senior Vice President, Centra Bank, Inc. (1999 to present)
John T. Fahey	49	Vice President	—	—	Senior Vice President and Marketing Director, Centra Bank, Inc. (1999 to present)
Arthur Gabriel	73	Director	1999	2011	President, Gabriel Brothers, Inc. (Retail Sales)
Robert A. McMillan	68	Director	2003	2011	President, Jefferson Distributing Company (Beer Distributor)
Michael A. Murray	49	Director	2008	2011	President, Direct Mail Processors, Inc. (Mail Processing)
Milan Puskar	76	Director	1999	2011	Retired Chairman, Mylan Labs, Inc. (Pharmaceutical Company)
James W. Dailey II	64	Director	2001	2012	Chairman, W. Harley Miller Contractors (Building Construction)
Mark R. Nesselroad	55	Director	2003	2012	Chief Executive Officer, Glenmark Holding L.L.C. (Real Estate Development)
C. Christopher Cluss	63	Director	2006	2013	President & CEO, Cluss Lumber (Building Supplies)
Parry G. Petroplus	59	Director	1999	2013	President, Petroplus & Associates (Real Estate)
Paul T. Swanson	78	Director	2003	2013	Chairman, CWS Inc., and Swanson Plating (Plating and Manufacturing)
Bernard G. Westfall	69	Director	1999	2013	Retired President and CEO, WV United Health Systems (Health Care)

Mr. Leech is also a member of Mylan Inc. Board of Directors and serves as the chair of Mylan’s Audit Committee and its Corporate Governance and Nominating Committee, and participates on its Finance Committee. All of the above noted officers with the exception of Mr. Kayes and Mr. Williams all assumed their current positions upon formation of Centra Bank and its opening on February 14, 2000. Mr. Kayes assumed his current position on January 8, 2001. Mr. Williams assumed his current position on January 1, 2010, but started with the bank in 2006 as Chief Information Officer and Controller.

Audit Committee.  The Audit Committee assists the Board in its oversight of the integrity of Centra’s financial statements and disclosures and other internal control processes. The Audit Committee also (a) solely selects, retains, establishes the compensation for, and oversees and evaluates the qualifications, performance and independence of, the independent registered public accounting firm and receives regular reports from Centra’s Internal Auditor and Chief Risk Officer. The Audit Committee has four independent directors consisting of Bernard G. Westfall, Mark R. Nesselroad, Paul T. Swanson and James W. Dailey II. In determining whether the members are independent, the Board of Directors used the definition of “independent” director contained in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Compensation Committee.  As provided by its charter, the Compensation Committee is appointed by the Board to discharge the duties of the Board related to executive compensation, to review and approve Centra’s compensation philosophy and practices, and the compensation of the Chief Executive Officer (the “CEO”) and the highest level management, who are referred to as “Executive Management.” Each of the Named Executive Officers (NEOs) is a member of Executive Management. The Compensation Committee also (a) oversees Centra’s short and long-term compensation plans and the NEO incentive compensation plans, (b) reviews and recommends action by the Board on Centra’s various employee benefit plans, as appropriate, and (c) oversees risk management with respect to Centra’s material incentive compensation arrangements. In addition, the Compensation Committee recommends to the full Board compensation for directors. The compensation committee has four Board members, consisting of Mark R. Nesselroad, C. Christopher Cluss, Bernard G. Westfall, and James W. Dailey II. These individuals are “independent” as defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. The compensation committee met four times during the fiscal year ended December 31, 2010, and no member attended fewer than 75% of the meetings held during 2010.

Mr. Leech’s compensation was established by the committee without his input. Mr. Leech provided recommendations for compensation of other executive officers, which the committee considered. Mr. Williams provided factual and financial information to the committee but did not influence or participate in any decisions.

Executive Committee.  The Executive Committee has seven members consisting of James W. Dailey II, Arthur Gabriel, Douglas J. Leech, Mark R. Nesselroad, Milan Puskar, Paul T. Swanson, and Bernard G. Westfall. The Executive Committee is authorized to take any step or adopt any resolution which is permissible for an Executive Committee under West Virginia law and has exclusive authority for appointment of officers. Under West Virginia law, an Executive Committee may take any action except (i) authorizing dividends and distributions, (ii) approving or proposing any action which requires the approval of stockholders (such as mergers, certain plans of share exchange, certain dispositions of assets or liquidation of Centra) (iii) amending the articles of incorporation or bylaws; (iv) approving mergers which do not require shareholder approval; (v) authorizing the reacquisition of shares; and (vi) approving the issuance or sale of shares or setting rights, preferences or limitations for any class or series of shares.

Finance Committee.  The Finance Committee has four members consisting of C. Christopher Cluss, Mark R. Nesselroad, Paul T. Swanson and Bernard G. Westfall. This committee performs various functions including reviewing quarterly valuations of the market value of the common stock of Centra. This determination is made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the Centra Financial Holdings, Inc. Dividend Reinvestment Program “DRP”. Centra uses an independent third party because its stock does not trade on an exchange or over-the-counter.

Governance and Nominating Committee.  The Governance and Nominating Committee has two members, consisting of Milan Puskar and C. Christopher Cluss. These members are “independent” as that term is defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules. This committee evaluates and nominates directors for election at Centra’s annual meeting. The Governance and Nominating Committee is governed by a written charter approved by the Board of Directors.

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

Compensation Discussion and Analysis

Overview of Objectives

Centra’s Compensation Committee of the Board of Directors establishes (sometimes referred to in the Compensation Discussion and Analysis as the “Committee”) compensation policies, plans, and programs to accomplish three objectives:

•	to keep, incent, and reward highly capable and well-qualified executives;

•	to focus executives’ efforts on increasing long-term stockholder value; and

•	to reward executives at levels which are competitive with the marketplace for similar positions and consistent with the performance of each executive and of Centra.

The compensation structure for Centra’s employees emphasizes variable pay based on performance. Further, Centra’s Executive Compensation Program is designed to reward an individual’s success in meeting and exceeding performance goals in various leadership functions, coupled with the ability to enhance long-term shareholder value. Some of the key elements in considering an executive’s level of success are the Executive’s: (i) effectiveness as it relates to the overall financial, operational, and strategic goals of Centra; (ii) the individual’s level of responsibility and the nature and scope of these responsibilities; (iii) contribution to Centra’s financial results; (iv) effectiveness in leading initiatives to increase customer value and overall productivity; (v) contribution to Centra’s commitment to corporate responsibility, as well as, compliance with applicable laws, regulations, and the highest ethical standards; and (vi) commitment to community service and leadership.

Elements of Compensation

Centra’s executive compensation program includes the following elements:

•	Annual Compensation which is comprised of base salary, cash bonus, and other annual types of compensation; and

•	Long-Term Compensation which includes the award of stock options, a cash-based long-term incentive plan tied to achievement of multi-year performance financial objectives (in which only the CEO participates), 401(k) matching contributions, and similar long-term compensation.

Each year, the CEO presents to the Compensation Committee his evaluation of each Executive, which includes among other things, a review of the contribution and performance over the past year, strengths, weaknesses, and development plans. Following this presentation, input is obtained from some or all of the other Senior Officers. A review of the survey data is made, and the Compensation Committee makes its own assessment and determines the compensation of each Executive. The Committee continually strives to balance Annual and Long-Term Compensation by examining the entire compensation package of each Executive. The Committee independently evaluates the performance of the CEO and the Bank to assist it in making pay decisions for the CEO and uses Buck Consultants as information sources for this evaluation.

Further, the Committee reviews the compensation practices of a banking Peer Group and the performance of both this Peer Group and a broad spectrum of banking organization similar in scope to Centra to help the Committee in evaluating pay and performance for the CEO of Centra Bank. The Peer Group was chosen by the Committee based on a review of community banks generally located in a similar geographic area as Centra. The broader peer group, which is used primarily to give the Committee a better understanding of the performance of the banking sector in the U.S., consists of all banks with assets ranging from $1 billion to $3 billion in assets.

Annual Compensation

Each compensation element is specifically designed to meet the objectives outlined above. As such, in determining the annual compensation budget for 2010, and in fixing levels of executive compensation, the committee considered:

•	Centra’s performance relative to improving asset quality and its growth of earning assets such as loans, growth in deposits, along with growth in corresponding income statement line items such net interest income and related fee income. Further, consideration was given to the overall profitability of Centra. Each of these items were compared against Centra’s “peers” which is defined as all banks within the United States with assets between $1-3 billion. As of December 31, 2010, this was approximately 325 banks.

•	the relative individual performance of each executive.

Base Salary

In establishing a base salary for executives, the following factors were considered: (i) the duties, complexities, specialization, and responsibilities of the position; (ii) the level of experience and/or training required; (iii) the impact of the executive’s decision-making authority; and (iv) the compensation for positions having similar scope and accountability within and outside of Centra.

Centra utilizes data compiled from its Peer Group in connection with consultation with various outside consultants to benchmark base salary, incentive compensation, equity awards along with other benefits provided that comprise overall executive compensation. Centra believes that executive talent extends beyond its direct competitors and industry, therefore the data includes a broad comparison group. While benchmarking provides a very useful tool, the Compensation Committee understands that an effective compensation program is based primarily on performance; therefore, adjustments to base salary benchmarks are driven primarily by individual performance.

Annual Incentive Compensation

The Compensation Committee believes that incentive-based compensation helps to align the overall goals of Centra with the individual goals of the executive. Centra provides the opportunity for executives to earn annual incentive compensation, which is awarded in the form of cash bonuses (primarily at the end of the fiscal year). Each award is based on the achievement of Company-wide and departmental goals, together with individual performance objectives and is determined by recommendation of the Chief Executive Officer and is approved by the Compensation Committee.

Other Annual Compensation

Executives may also have the opportunity to receive annual compensation in the form of participation in Supplemental Employee Retirement Plans. Centra believes that this type of compensation provides a unique benefit that encourages loyalty and dedication.

Douglas J. Leech, Henry M. Kayes Jr., Kevin D. Lemley, E. Richard Hilleary, and Darren K. Williams have been granted the use of Company-owned vehicles. The use of the Company-owned vehicles also provides an expense saving opportunity, as these vehicles are used by other employees for business-related travel as needed, helping to reduce out-of-pocket travel expenses.

Participation in these benefits is based upon overall performance and contribution to Centra.

Long-Term Compensation

The Compensation Committee continually strives to achieve a balance between promoting strong annual growth and ensuring long-term viability and success. To reinforce the importance of balancing these views, executives are provided both short-term and long-term incentives.

Stock Options

The Committee believes that stockholder value of Centra can be further increased by aligning the financial interests of Centra’s key executives with those of its stockholders. Awards of stock options pursuant to Centra’s Incentive Stock Option Plan (“ISOP”) are intended to meet this objective and constitute the long-term incentive portion of executive compensation. Participation in the ISOP is specifically approved by the Committee and consists of employees of Centra and its affiliate banks.

Under the ISOP, the option price paid by the executive to exercise the option is the fair market value of Centra common stock on the day the option is granted. Options granted typically have a four year vesting period. The executive may exercise the vested options any time within a 10-year period from the original grant date. The options gain value over that time only if the market price of Centra stock increases. The Committee believes the ISOP focuses the attention and efforts of executive management and employees upon increasing long-term stockholder value. The Committee awards options to key executives and employees in amounts it believes are adequate to achieve the desired objective and to retain executives. The total number of shares available for award in each plan year is specified in the ISOP. Grants are recommended by the Chief Executive Officer (for those grants to individuals other than the Chief Executive Officer), presented to the Compensation Committee for approval, and to the Board of Directors for approval. Grants for the Chief Executive Officer are recommended by the Compensation Committee and approved by the Board of Directors. Grants may be offered at any time during the year or may occur more frequently. Centra granted 123,000 options to the Named Executive Officers in 2010, because the Compensation Committee strives to promote and encourage long-term growth in shareholder value.

Centra’s stock option plan is a vital component of a total compensation program that is designed to recognize, motivate, and encourage Company leaders to sustain a high level of performance, which will ultimately enhance Centra’s long-term success.

Other Long-Term Compensation

Centra offers a variety of health and welfare programs to all eligible employees. The Executives generally are eligible for the same benefit programs on the same basis as other employees. The health and welfare programs are intended to protect employees against catastrophic loss and encourage a healthy lifestyle. Our health and welfare programs include medical, prescription, dental, and life insurance. Centra provides short-term and long-term disability coverage and basic life insurance to every full time employee, at no cost to the employee.

Centra offers a qualified 401(k) savings and retirement plan, and additionally offers a 4% matching contribution to each participating employee, including Executives.

In addition to the benefits oriented programs described under this subsection, the CEO of Centra participates in a long-term cash incentive plan. This plan rewards the CEO for performance results measured over a three year period relative to a U.S. banking organizations similar in scope to Centra Bank using a range of performance measures such as return on equity, non-performing loans performance, and tangible capital ratio. The foundation for this plan is described in the following subsection entitled, 2008 Executive Bonus Plan.

2008 Executive Bonus Plan

On May 8, 2008, the shareholders of Centra approved, and Centra implemented the 2008 Executive Bonus Plan. The Bonus Plan is administered by the Compensation Committee and covers employees of Centra who are considered “Section 16 Officers” for purposes of the Securities Exchange Act of 1934, as amended, whom the Compensation Committee selects for participation. The Plan provides for two types of bonuses to be awarded: short-term incentive bonuses and long-term incentive bonuses.

Mr. Leech’s compensation was established by the committee without his input. Mr. Leech provided recommendations for compensation of other executive officers, which the committee considered. Mr. Williams provided factual and financial information to the committee but did not influence or participate in any decisions.

Executive Compensation

Mr. Leech is Centra’s President and CEO. Mr. Leech’s compensation was established by the committee without his input. The total remuneration payable to Mr. Leech from all sources (as presented in the Summary Compensation Table below) for 2010 was $2,228,159. This includes a base salary of $661,250, a short term incentive bonus payable for 2010 performance relative to specified goals of $208,050, a long term incentive bonus payable in 2010 of $381,280, an additional bonus of $350,000 approved by the Centra board of directors to reward the CEO for contributions beyond expectations, additional delayed compensation attributable to equity awards and supplemental retirement benefits, and ongoing supplemental benefits as described in the Summary Compensation Table. The additional bonus was made in recognition of various factors including Centra’s earnings relative to the Keefe Bruyette & Woods Small to Mid Cap earnings projections for banking organizations, Centra’s continued regulatory excellence, the performance of Centra’s stock over 2010 relative to the industry, and Centra’s level of delinquent and nonperforming assets relative to its Peer Group.

The Compensation Committee of the Centra board of directors meets independently of the CEO to determine each component of pay and the total compensation for the CEO for recommendation to Centra’s Board of Directors. After careful consideration of Centra’s performance and the CEO’s contributions to Centra’s financial results and Continued development, the Committee develops its initial proposal for the CEO’s pay package. The Committee utilizes a number of sources of information to assist in developing its proposals for the CEO’s base salary, short-term incentive, and long-term incentive for the year, including the following:

•	The Committee requests and receives information from Buck Consultants on competitive pay practices and trends as well as information on how other similar organizations are linking pay to performance;

•	The Committee, along with assistance from Centra Bank’s finance area, obtains a detailed quantitative assessment of the performance of Centra Bank relative to the financial goals that were established near the beginning of the year. The assessment compares Centra’s performance relative to prior years as well as to the performance of a broad group of banking organizations similar in scope to Centra Bank.

•	The Committee reviews the non-financial accomplishments of Centra Bank and the leadership contributions made by the CEO to the overall success and continued development of Centra Bank.

Once the committee finalizes its proposals for the CEO pay package, it submits the CEO’s pay package for final approval by Centra’s full board of directors.

The committee recognizes that the CEO has overall responsibility for the performance of Centra. Therefore, Centra’s performance has a direct impact upon the CEO’s compensation. The compensation levels for each pay component set for Mr. Leech in 2010 were developed after reviewing information provided by Buck Consultants along with Centra’s analysis of compensation levels and performance relative to Centra’s peer group and a broader group of U.S. Banks with assets ranging from $1 billion to $3 billion. Other factors considered include long-range plan goals for earnings, asset quality, capital, liquidity, resource utilization, and the operational performance of Centra. Mr. Leech’s salary for 2010 was in the upper quartile of the peer group, which the compensation committee determined was appropriate, given Mr. Leech’s accomplishments, including that Centra Bank is in the 87th percentile of the banks formed in the United States in 2000 in terms of earnings growth since the year ended December 31, 2007, in light of the return on equity of Centra during 2010 and 2009, and the various national and local recognitions of Mr. Leech for his work at Centra. In addition, the benchmarking level of salary was taken into account by the compensation committee in determining maximum incentive opportunities for short-term compensation under the Executive Bonus Plan.

In 2010, the compensation committee selected two factors included in the Executive Bonus Plan for goals set forth in a short term incentive plan that included non performing assets to total assets and the tangible common equity ratio. As in previous years, a long term incentive plan was established that included non performing assets to total assets, return on equity and the tangible common equity After discussions with Buck

Consultants and a review of Centra’s historical performance relative to the broad group of peer banking organizations similar in scope to Centra, these factors were assigned threshold, target and distinguished level of achievement and weighted in order to properly align the incentive compensation with the interests of Centra and its shareholders. The long-term bonus for Mr. Leech under the plan was targeted at 50% of his base salary. Any bonus awarded under the long-term incentive would be limited to 100% of Mr. Leech’s base pay and would be payable in 2012 unless otherwise ratably payable upon the event of a voluntary or involuntary termination.

The base salary levels for 2010 for Named Executive Officers were as follows: Mr. Leech, President and CEO, $661,250 per year; Mr. Kayes, President Martinsburg Region and Chief Credit Officer, $192,492 per year; Mr. Williams, Vice President Chief Financial Officer and Treasurer, $130,000 per year; Mr. Lemley, Vice President Chief Credit Administrative Officer, $132,000 per year; and Mr. Hilleary, Vice President Commercial Lending, $127,000 per year.

President, Martinsburg Region:  Henry M. Kayes, Jr., is Centra’s Chief Operating Officer and President of the Martinsburg Region. Mr. Kayes’ total Compensation for 2010 was $261,259 as shown on the Summary Compensation Table below. Mr. Kayes’ 2010 base salary was $192,492. Mr. Kayes also received an Annual Incentive Bonus of $30,337, was granted 8,000 options with a fair market value of $16,504 in 2010 and additional annual compensation of $9,195 also shown on the Summary Compensation Table.

During 2010, Centra, under the guidance of Mr. Kayes and other Executives, fulfilled all of its goals in each marketplace. Mr. Kayes also has a vital role in problem credit resolution and has significant responsibility for the leadership of the executive team. He also chairs the bank’s Loan Committee.

Vice President, Chief Financial Officer:  Darren Williams is Centra’s Chief Financial Officer and Treasurer. In 2010, his total Compensation was $288,106. Mr. William’s base salary was $130,000, as shown on the Summary Compensation Table below. Mr. Williams received an Annual Incentive Bonus of $128,938, was granted 10,000 options with a fair market value of $20,630 in 2010 and additional annual compensation in the amount of $8,538.

Mr. Williams is responsible for all of the financial planning and management of the bank and of Centra. His knowledge and expertise is critical to the day-to-day functions of Centra, as well as, its continued growth and expansion. The Compensation Committee believes that Mr. Williams is well-deserving of his compensation package, due to his vast experience and commitment to Centra.

Vice President, Chief Credit Administrative Officer:  Kevin D. Lemley is Centra’s Chief Credit Administrative Officer. In 2010, his total Compensation was $207,747. Mr. Lemley’s base salary was $132,000, as shown on the Summary Compensation Table below. Mr. Lemley received an Annual Incentive Bonus of $29,384 and additional annual compensation in the amount of $13,165.

Mr. Lemley is responsible for credit administration functions and oversees processes focused on maintaining our asset quality. He has been with Centra since inception and plays a key role in the executive team. The Compensation Committee believes that Mr. Lemley is well-deserving of his compensation package, due to his vast experience and commitment to Centra.

Vice President, Commercial Lending:  E. Richard Hilleary is the Vice President of Commercial Lending. In 2010 his total compensation was $226,025. Mr. Hilleary received a base salary of $127,000 and an Annual Incentive Bonus of $30,823 and was granted 5,000 options with a fair market value of $10,315 in 2010. He also received $20,539 in additional compensation. All amounts are shown on the Summary Compensation Table below.

Among other things, Mr. Hilleary was responsible for the condition of the commercial loan portfolio. His experience has proved to be invaluable in helping keep a remarkably low loan delinquency and charge-off rate. Steady loan growth is a crucial factor that has helped Centra’s assets to continually grow.

Board Compensation Committee Report on Executive Compensation

Based upon the Compensation Committee’s discussions with management, the Committee’s review of Compensation Discussion and Analysis (“CD&A”) and the representations of management relating thereto, the Compensation Committee recommended that the Board of Directors include the CD&A in Centra’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission.

Respectfully Submitted,
Mark R. Nesselroad
C. Christopher Cluss
Bernard G. Westfall
James W. Dailey, II

March 16, 2011

EXCUTIVE COMPENSATION – SUMMARY COMPENSATION TABLE

The following table sets forth for each of the Senior Executives: (i) the dollar value of base salary and bonus earned during the years ended December 31, 2010, 2009 and 2008; (ii) the aggregate grant date fair value of stock and option awards granted during the year; (iii) the dollar value of earnings under non-equity incentive plans; (iv) the change in pension value and non-qualified deferred compensation earnings for the year; (v) all other compensation for the year; and (vi) the dollar value of total compensation for the year.

SUMMARY COMPENSATION TABLE

							Change in
							Pension
							Value and
							Nonquali-
							fied
						Non-Equity	Deferred
						Incentive	Compen-	All Other
				Stock	Option	Plan	sation	Compensa
		Salary	Bonus	Awards	Awards	Compensation	Earnings	tion ($)	Total
Name and Principal Position	Year	($)	($)(1)	($)	($)(2)	($)(3)	($)	(4)	($)

Douglas J. Leech,	2010	661,250	350,000	—	254,600	589,330	327,214	45,765	2,228,159
President and Chief	2009	492,000	550,000	—	165,350	369,000	581,331	55,452	2,213,133
Executive Officer	2008	480,000	872,000	—	—	—	300,207	43,526	1,695,733
Henry M. Kayes, Jr.	2010	192,492	—	—	16,504	30,337	12,731	9,195	261,259
President, Martinsburg Region	2009	185,000	—	—	49,605	55,038	46,515	7,386	343,544
and Chief Credit Officer	2008	175,000	—	—	—	65,604	3,776	7,416	251,796
Darren Williams,	2010	130,000	100,000	—	20,630	28,938	—	8,538	288,106
Vice President, CFO	2009	120,000	—	—	49,605	42,000	—	6,863	218,468
and Treasurer	2008	110,000	—	—	—	40,000	—	4,562	154,562
Kevin D. Lemley,	2010	132,000	—	—	—	29,384	34,336	12,027	207,747
Vice President,	2009	123,000	—	—	16,535	43,050	94,543	13,165	290,293
Chief Credit Administrative Officer	2008	120,000	—	—	—	45,335	17,170	11,753	194,258
E Richard Hilleary,	2010	127,000	—	—	10,315	30,823	37,348	20,539	226,025
Vice President,	2009	112,750	—	—	16,535	32,550	70,276	13,675	245,786
Commercial Lending	2008	110,000	—	—	—	50,781	14,640	12,419	187,840

(1)	Represents special bonuses awarded by the Compensation Committee in recognition of a number of significant accomplishments during the relevant year.

(2)	Centra used the Black-Scholes option pricing model to calculate the estimated fair value of the options granted in 2010 and 2009. For Mr. Leech’s options granted in 2010, the weighted-average assumptions used were a risk-free interest rate of 3.7%, volatility of 0.1%, expected dividend rate of 1.0% and an expected life of 7 years. For options granted in 2010 to Mr. Kayes, Mr. Williams and Mr. Hilleary, the weighted-average assumptions used were a risk-free interest rate of 3.1%, volatility of 0.1%, expected dividend rate of 1.4% and an expected life of 7 years. The weighted-average assumptions used were a risk-free interest rate of 3.6%, volatility of 0.1% and expected dividend rate of 0.2% and a weighted average expected life of options of 7 years for the options granted in 2009.

(3)	Includes $208,050 paid under the 2010 short-term incentive plan and $381,280 paid under the 2008 long term incentive plan.

(4)	Includes life insurance premium payouts and tax gross-up for group term life insurance coverage in excess of $50,000 for all executive officers, reimbursement of payroll taxes related to Centra’s Supplemental Employee Retirement Plans (see note 15 of financial statements), income reportable in compensation related to Centra’s Supplemental Employee Retirement Plans, for personal use of company-owned vehicle and Centra’s matching 401(k) contributions.

Retirement Plans

Centra offers a 401(k) Plan to qualified employees and maintains various Supplemental Executive Retirement Plans (“SERP”) for key executives, which are summarized in the tables and narratives below:

PENSION BENEFITS TABLE

			Present
		Number of	Value of
		Years Credited	Accumulated	Payments During
		Service	Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)	($)

Douglas J. Leech	2000 Executive Supplemental Retirement Plan	Not applicable	5,810,812(1)	None

	2008 Supplemental Executive Retirement Plan
Henry M. Kayes, Jr.	Executive Salary Continuation Plan	Not applicable	234,133	None
Darren Williams	None	None	None	None
Kevin D. Lemley	Executive Salary Continuation Plan	Not applicable	631,502	None
E. Richard Hilleary	Executive Salary Continuation Plan	Not applicable	686,887	None

(1)	This is the combined actuarial present value of the two plans as of December 31, 2010. The present value was calculated as of December 31, 2010, assuming a discount rate of 5.75% and assuming that a portion of the benefit under the 2008 SERP was unvested. For further information regarding the plans and their associated liabilities and assumptions, see footnote 15 Employee Benefit Plans in the 2010 Audited Financial Statements.

Post Employment Compensation

The tables shown below summarizes the estimated payments to be made under various Supplemental Executive Retirement Plan (“SERP”) Agreements entered into between Centra and Senior Executives. The information shown below is as of the most recent fiscal year ended December 31, 2010. For other payments on termination, see Employment Agreements and Change of Control.

POTENTIAL SERP PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The following table sets forth the benefits which would have been payable as of December 31, 2010, to Mr. Leech under his 2000 Supplement Executive Retirement Plan and 2008 Supplemental Executive Retirement Plan (SERPs) and the Endorsement Split Dollar Life Insurance Plan, under various scenarios. The amounts payable under the SERPs are as of December 31, 2010, and are no longer applicable, because of an amendment to the SERP agreements entered into between Centra and Mr. Leech on February 17, 2011. Please see “Payments Upon Termination or Change of Control” for discussions of payments due Mr. Leech under his employment agreement and of the amendments to the employment agreement and SERPs. Except for the effects of the split dollar benefit in the event of death, please note that only one of the following items would be due under these plans in the event of a Reason for Termination.

Douglas J. Leech
Reason for Termination	($)

Voluntary Termination, By Executive — Benefits under SERPs	14,031,250
Involuntary By Company Without Cause — Benefits under SERPs	20,350,765
Change in Control By Company Without Cause — Benefits Under SERPs	19,716,719
Death: Endorsement Split Dollar Plan Benefit	6,923,133
Death: Benefits under SERPs	12,803,075
Disability: Benefits under SERPs	19,716,719
By Company for Cause: Benefits under SERPs	14,031,250

The amounts shown for payments under the SERPs represent the combined actuarial present value of the two SERPs. The present value was calculated as of December 31, 2010, assuming a discount rate of 2.64% and assuming that the 2008 SERP was fully vested as of December 31, 2010, in accordance with Mr. Leech’s employment agreement. For information with respect to normal retirement benefits under the SERPs, see “PENSION BENEFITS TABLE” above. For further information regarding the plans and their associated liabilities and assumptions, see footnote 15, Employee Benefit Plans, to the Financial Statements attached to this proxy statement/prospectus.

Payments Upon Termination or Change of Control to Mr. Leech

CEO Employment Agreement.  Centra and Centra Bank, Inc., the bank, have an employment agreement with Douglas J. Leech, Chairman, President and Chief Executive Officer of both Centra and the bank. The term of the agreement is five years unless extended. On each monthly anniversary date of the agreement, the agreement is automatically extended for one additional month, provided that on any monthly anniversary date either the bank or Mr. Leech may serve notice to the other to fix the term to a definite five-year period. In no event, shall the agreement be extended beyond his age 65. Under the agreement, Mr. Leech may voluntarily resign for any reason and receive 60% of his then current compensation for five years ($937,356 per year as of December 31, 2010), plus certain benefits which are subject to offset if Mr. Leech works on a full-time basis at a financial institution in a comparable position during such five year period. The agreement provides for severance payments of 100% of his then current compensation for five years ($1,562,260 per year as of December 31, 2010), plus certain benefits, in the event Mr. Leech were actually or constructively terminated without just cause. The agreement also has a change of control provision whereby Mr. Leech may voluntarily terminate employment for any reason within 24 months after a change in control. For changes of control occurring within the first five years of the agreement, Mr. Leech would be entitled to receive 150% of his then current compensation for five years ($2,343,390 per year as of December 31, 2010), plus certain benefits. The benefits described above for each type of termination include continuation of certain health, welfare, and fringe benefits, grossed-up for taxes, for five years or for life in certain cases. As of December 31, 2010, the annual benefits for each type of termination compensation included country club dues, annual physical, life insurance premiums, and others with an estimated value of $29,458, plus a gross-up for taxes of $22,177. These benefits would be payable for five years. Mr. Leech would also receive transfer of his company car, currently valued at $48,020, plus a gross-up of taxes of $36,149 and health insurance for life (estimated annual value of $14,196 as of December 31, 2101), plus a gross-up for taxes (estimated annual value of $9,464 as of December 31, 2010). The agreement contains a gross-up for excise taxes that may apply under Section 4999 of the Internal Revenue Code. As discussed below, Mr. Leech has agreed to waive his right to a portion of the cash severance and other benefits under the employment agreement.

Mr. Leech’s 2000 SERP.  Mr. Leech is eligible for supplemental retirement benefits under an Executive Supplemental Retirement Plan established for his benefit in 2000, and as further amended (the 2000 SERP). Under the 2000 SERP, upon retirement after age 65, Mr. Leech would receive a benefit equal to the balance in his pre-retirement account, payable in fifteen equal annual installments starting thirty days after his retirement date, plus an annual benefit equal to an “index retirement benefit” until his death. The “index retirement benefit” is equal to the excess of the annual earnings (if any) determined by the life insurance contract for that year less the after-tax “opportunity cost” for that year. The total annual benefit is guaranteed to be at least $150,000. Upon retirement after age 60 or earlier termination of employment for any reason before a change in control, Mr. Leech would receive benefits calculated and paid in the same manner, except that the guaranteed minimum would only continue for 15 years. As a result of a change in control, Mr. Leech would be entitled to the benefits he would otherwise receive upon retirement after age 65 and would remain eligible for all death benefits. Upon Mr. Leech’s death prior to having received the full balance of his pre-retirement account, the unpaid balance would be paid in a lump sum to his beneficiary. The plan and associated split-dollar life insurance agreement provides an additional death benefit minimum guarantee of $4.6 million, less certain other death benefit payments already received, excepting term or group term insurance benefits. Upon a change in control, vesting under the split dollar agreement occurs if Mr. Leech’s employment is subsequently terminated, without. As discussed below, Mr. Leech has agreed to waive the death benefit guarantee.

Mr. Leech’s 2008 SERP.  Mr. Leech is eligible for supplemental retirement benefits under a Supplemental Executive Retirement Plan established for his benefit in 2008, and as further amended (the 2008 SERP). Under the 2008 SERP, upon retirement after age 65, or upon Mr. Leech’s voluntary termination for any reason before a change in control, or in the event of termination for just cause, Mr. Leech would receive an annual benefit equal to 65% of the average total base salary and bonus he earned each year over the most recently-completed five calendar years prior to the calculation, subject to reduction pursuant to a vesting calculation if the bank terminates Mr. Leech for just cause. The amount of the benefit would be offset by 100% of social security and the employer-paid portion of his 401(k) plan, annuitized over 15 years. The benefit would be paid for a period of 15 years starting the month after his retirement, or starting five years after termination of employment in the case of voluntary termination before retirement. In the event of Mr. Leech’s involuntary termination (other than for just cause), death, or voluntary termination after a change in control, the amount of the benefit would be equal to 65% of 1.5 times the greatest of his current year compensation, his three-year average compensation or his five-year average compensation. The termination benefit would begin five years after termination and would be paid for a period of 15 years. Upon death during payment, the remaining payments up to 180 total payments would be made to Mr. Leech’s beneficiary. The 2008 SERP contains a gross-up for excise taxes that may apply under Section 4999 of the Internal Revenue Code.

Mr. Leech’s Agreement to Waive Certain Payments and Benefits.  On February 17, 2011, Centra’s board of directors approved an amendment to Mr. Leech’s employment agreement, 2000 SERP, and 2008 SERP pursuant to which:

•	Mr. Leech waived all rights to cash severance and retirement benefits under the employment agreement, the 2000 SERP, and the 2008 SERP that would exceed, on a present value basis, as of the date of his termination of employment, limits of approximately $5 million of severance under the employment agreement, $3 million of retirement benefits under the 2000 SERP, and $8 million of retirement benefits under the 2008 SERP. Mr. Leech also waived the guarantee of the minimum life insurance benefits in the 2000 SERP and the Bank agreed to continue certain bank owned life insurance as discussed below, respecting policies referenced in an amendment to the associated split dollar agreement.

•	The Bank confirmed Mr. Leech’s right to certain employee health, welfare, and fringe benefits as part of his severance benefits that are currently provided in his employment agreement; however, Mr. Leech agreed that the aggregate value of these benefits will not exceed an annual present value of $2.3 million and he waived his right to certain fringe benefits that would have otherwise been provided as part of his severance under the employment agreement.

•	The Bank agreed that if the Bank desired to terminate the $4 million face value term life insurance it holds on Mr. Leech’s life, he may assume the policies at his cost. The Bank also agreed to continue the bank owned life insurance on Mr. Leech’s life, for the benefit of his beneficiaries, which currently has a death benefit of $4.6 million.

•	The Bank confirmed the existing provision of the employment agreement that provides Mr. Leech a gross-up for any excise taxes under Section 4999 of the Internal Revenue Code.

	Henry M.	Darren	Kevin D.	E. Richard
Reason for Termination	Kayes, Jr.	Williams	Lemley	Hilleary

Voluntary Termination, By Executive — Benefits under SERP (1a)	92,026	—	340,299	266,217
Involuntary By Company Without Cause — Benefits under SERP (1b)	92,026	—	340,299	266,217
Change in Control By Company Without Cause — Benefits Under SERP(2)	234,133	—	631,502	686,887
Death: Endorsement Split Dollar Plan Benefit(3)	400,000	—	400,000	400,000
Death: Benefits under SERP(4)	—	—	350,000	—
Disability: Benefits under SERP(5)	92,026	—	340,299	266,217
Retirement: Benefits under SERP(6)	234,133	—	631,502	686,887
By Company for Cause: Benefits under SERP	—	—	—	—

(1)	a. Reflects the benefit payable under the SERP upon Voluntary Termination.

b. Reflects the benefits payable under the SERP upon Involuntary Termination without cause

(2)	Reflects the benefit payable under the SERP Agreements upon the executive’s termination of employment after a change of control.

(3)	Split dollar.

(4)	Reflects the benefit payable under the SERP Agreements upon the executive’s death.

(5)	Reflects the benefit payable under the SERP Agreements upon the executive’s termination of employment by reason of disability.

(6)	None of our named executive officers were eligible to retire under the SERP Agreements as of December 31, 2010.

GRANTS OF PLAN-BASED AWARDS

					All	All		Grant
					Other Stock	Other Option		Date
					Awards:	Awards:	Exercise	Fair
					Number of	Number of	on Base	Value of
		Estimated Future Payouts Under Non-Equity			Shares of	Securities	Price of	Stock
		Incentive Plan Awards			Stock or	Underlying	Option	and
	Grant	Threshold	Target	Maximum	Units	Options	Awards	Option
Name	Date	($)	($)	($)	(#)	(#)	($/Sh)	Awards

Douglas J. Leech	2010 STIP	—	219,000	438,000	—	100,000	$20	$254,600
	2010 LTIP	—	330,630	661,250	—	—	—	—

These non-equity incentive plan awards are discussed above under the Executive Compensation section.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
			Equity Incentive
	Number		Plan Awards:
	of	Number of	Number
	Securities	Securities	of Securities
	Underlying	Underlying	Underlying
	Unexercised	Unexercised	Unexercised
	Options	Options	Unearned	Option Exercise	Option
	(#)	(#)	Options	Price	Expiration
Name	Exercisable	Unexercisable	(#)	($)	Date

Douglas J. Leech	6,442	—	—	9.63	05-14-2013
	72,568	—	—	9.62	02-27-2015
	121,000	—	—	13.61	03-14-2017
	1,210	—	—	16.52	11-19-2017
	25,000	—	—	16.00	07-15-2019
	25,000	—	—	16.00	07-15-2019
	100,000	—	—	20.00	03-22-2020
Henry M. Kayes, Jr.	16,105	—	—	9.63	12-11-2013
	17,569	—	—	9.62	02-27-2015
	9,075	—	—	13.61	04-15-2017
	15,000	—	—	16.00	07-15-2019
	8,000	—	—	20.00	06-24-2020
Darren Williams	2,420	—	—	13.52	01-01-2017
	3,630	—	—	13.61	04-15-2017
	15,000	—	—	16.00	07-15-2019
	10,000	—	—	20.00	06-24-2020
Kevin D. Lemley	16,105	—	—	9.63	12-11-2013
	10,249	—	—	9.62	02-27-2015
	5,445	—	—	13.61	04-15-2017
	5,000	—	—	16.00	07-15-2019
E. Richard Hilleary	16,105	—	—	7.76	11-21-2011
	16,105	—	—	9.63	12-11-2013
	10,249	—	—	9.62	02-27-2015
	5,445	—	—	13.61	04-15-2017
	5,000	—	—	16.00	07-15-2019
	5,000	—	—	20.00	06-24-2020

All options disclosed within the table are fully vested as of December 31, 2010.

Mr. Leech was granted options to purchase 6,442 shares of Centra on May 15, 2003, which vested immediately. Mr. Leech was granted options to purchase 72,568 shares on February 28, 2005, which vested immediately. Mr. Leech was granted options to purchase 121,000 shares on March 15, 2007, which vested as of December 31, 2007. Mr. Leech was granted options to purchase 1,210 shares on November 20, 2007, which vested immediately. Mr. Leech was granted options to purchase 50,000 shares on July 16, 2009. Those options vested as follows: July 16, 2009 — 25,000 shares; September 9, 2010 — 25,000 shares. Mr. Leech was granted options to purchase 100,000 shares on March 22, 2010, which vested immediately.

Regulatory Limits on Certain Termination Payments

Because the Centra Bank is a financial institution, there are limits on termination and indemnification payments that may be made to or for directors, officers, employees and major stockholders. Federal law and the regulations of the FDIC prohibit termination payments if the Centra Bank: (i) is insolvent; (ii) has a receiver or conservator appointed; (iii) is considered to be a “troubled” institution under the FDIC’s regulations; (iv) is assigned an unsatisfactory regulatory rating; or (v) is subject to a proceeding to terminate or suspend deposit insurance.

Under these conditions, termination or indemnification payments may only be made to directors, officers, or employees if the FDIC consents to the payment. These provisions supersede any agreement to pay termination benefits entered into by Centra or the Centra Bank and any director, officer, employee or major shareholder of Centra.

The following table represents director compensation for 2010.

					Change in
					Pension
					Value and
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
Name	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	($) (b)	($) (c)	($) (d)	($) (e)	(f)	($) (g)	($) (h)

C. Christopher Cluss	11,400	—	—	—	—	—	11,400

James W. Dailey, II	17,250	—	—	—	393	—	17,643

Arthur Gabriel	7,900	—	—	—	282	—	8,182

Douglas J. Leech	11,800	—	—	—	—	—	11,800

Robert A. McMillan	9,600	—	—	—	—	—	9,600

Michael A. Murray	7,600	—	—	—	163	—	7,763

Mark R. Nesselroad	24,350	—	—	—	—	—	24,350

Parry G. Petroplus	9,600	—	—	—	—	—	9,600

Milan Puskar	10,600	—	—	—	—	—	10,600

Paul T. Swanson	16,600	—	—	—	433	—	17,033

Bernard G. Westfall	24,000	—	—	—	—	—	24,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of Centra’s common stock that directors and executive officers owned as of February 28, 2011. Unless otherwise indicated, all persons listed below have voting or investment powers over all shares beneficially owned. No stockholders are known to be the beneficial owner of more than 5% of Centra’s outstanding common stock of Centra as of February 28, 2011.

	Shares of	Shares of
	Common Stock	Common Stock	Amount of
	Beneficially	Subject to	Beneficial	Percent of
Name	Owned(1)(2)	Right to Acquire	Ownership	Ownership

C. Christopher Cluss	35,035	3,210	38,245	0.45%
James W. Dailey II	67,146	13,164	80,310	0.95%
Arthur Gabriel	5,415	7,000	12,415	0.15%
Douglas J. Leech	40,522	351,220	391,742	4.62%
Robert A. McMillan	142,686	16,385	159,071	1.88%
Michael A. Murray	57,784	2,000	59,784	0.70%
Mark R. Nesselroad	202,338	7,000	209,338	2.47%
Parry G. Petroplus	32,230	13,212	45,442	0.54%
Milan Puskar	273,171	7,000	280,171	3.30%
Paul T. Swanson	141,587	13,332	154,919	1.83%
Bernard G. Westfall	43,398	12,982	56,380	0.66%
Henry M. Kayes, Jr.	35,588	65,749	101,337	1.19%
Darren Williams	2,420	31,050	33,470	0.39%
Kevin D. Lemley	71,039	36,799	107,838	1.27%
E. Richard Hilleary	53,384	57,904	111,288	1.31%
Karla J. Strosnider	11,980	40,188	52,168	0.62%
Timothy P. Saab	54,670	57,404	112,074	1.32%
John T. Fahey	36,327	35,357	71,684	0.85%

All directors and executive officers as a group (eighteen persons)	1,306,720	770,956	2,077,676	24.49%

(1)	Beneficial ownership is determined in accordance with Rule 13(d)-3 under the Securities Exchange Act of 1934, as amended, and includes shares held by immediate family living in the same household and any related entity in which a 10% or greater ownership percentage is maintained.

(2)	Two directors listed above have pledged Centra stock as collateral for debt, both for loans at Centra. Mark Nesselroad and Parry Petroplus pledged a total of 77,162 and 24,350 shares, respectively, for a total of 101,512 shares.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Transactions with Directors and Officers and Their Associates

Centra and the Bank have, and expect to continue to have, banking and other transactions in the ordinary course of business with its directors and officers and their affiliates, including members of their families or corporations, partnerships or other organizations in which officers or directors have a controlling interest, on substantially the same terms (including documentation, price, interest rates and collateral, repayment and amortization schedules and default provisions) as those prevailing at the time for comparable transactions with unrelated parties. All of these transactions were made on substantially the same terms (including interest rates, collateral and repayment terms on loans) as comparable transactions with non-affiliated persons. Centra’s management believes that these transactions did not involve more than the normal business risk of collection or include any unfavorable features.

Directors Parry G. Petroplus and Milan Puskar are members, and each own approximately one-third, of Platinum Plaza Limited Liability Company, lessor of the 990 Elmer Prince Drive premises that the Bank occupies. In Centra’s opinion, the lease, which included rentals of $674,000 in 2010, is on terms and conditions that are at least as favorable to the bank as would be offered by a nonaffiliated third party. Centra based this opinion on two independent appraisals obtained by the Bank at the inception of the lease.

The loan committee and/or the Board of Directors approves all loans of executive officers, directors, and their associates prior to disbursement. These approvals are evidenced by the loan committee and/or Board minutes. Directors and executive officers may not be present for discussions on their own loans, loans involving their related interests or loans involving any other conflict of interest situation and must abstain from voting on such credits

Director Independence

All directors except Mr. Leech are independent directors. An “independent director” is defined as a person other than an executive officer or employee of Centra or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under that definition, Centra uses the definition of “independent director” set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. The following persons shall not be considered independent:

•	a director who is, or at any time during the past three years was, employed by Centra or by any parent or subsidiary of Centra;

•	a director who accepted or who has a family member who accepted any compensation from Centra in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, other than the following: (i) compensation for board or board committee service; (ii) compensation paid to a family member who is an employee (other than an executive officer) of Centra; or (iii) benefits under a tax-qualified retirement plan, or non-discretionary compensation, provided, however, that in addition to the requirements contained previously, Audit Committee members are also subject to additional, more stringent requirements under Rule 4350(d) of the Nasdaq Marketplace Rules;

•	a director who is a family member of an individual who is, or at any time during the past three years was, employed by Centra as an executive officer;

•	a director who is, or has a family member who is, a partner in, or a controlling shareholder or an executive officer of, any organization to which Centra made, or from which Centra received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenues for that year, or $200,000, whichever is more, other than the following: (i) payments arising solely from investments in Centra’s securities; or (ii) payments under non-discretionary charitable contribution matching programs;

•	a director of the issuer who is, or has a family member who is, employed as an executive officer of another entity where at any time during the past three years any of the executive officers of the issuer serve on the compensation committee of such other entity; or

•	a director who is, or has a family member who is, a current partner of Centra’s outside auditor, or was a partner or employee of Centra’s outside auditor who worked on Centra’s audit at any time during any of the past three years;

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following fees were paid by Centra and the Bank to Ernst & Young LLP:

	2010	2009

Audit Fees	$338,900	$316,770
Audit-Related Fees	23,900	24,600
Tax Fees	45,800	19,250

Fees for audit services include fees associated with Centra’s annual audit, the reviews of Centra’s quarterly reports on Form 10-Q, and the reviews of other regulatory filings. Audit-related fees include fees associated with the audit of Centra’s 401(k) plan, while tax fees include tax compliance services.

The Audit Committee has considered whether Ernst & Young LLP has maintained its independence during the fiscal year ended December 31, 2010. The Audit Committee charter requires that the Audit Committee pre-approve all audit and non-audit services to be provided to Centra by the independent accountants; provided, however, that the Audit Committee may specifically authorize its chairman to pre-approve the provision of any non-audit service to Centra. Further, the foregoing pre-approval policies may be waived, with respect to the provision of any non-audit services consistent with the exceptions provided under federal securities law. All of the services described above for which Ernst & Young LLP billed Centra for the fiscal year ended December 31, 2010, were pre-approved by Centra’s audit committee. For the fiscal year ended December 31, 2010, Centra’s Audit Committee did not waive the pre-approval requirement of any non-audit services to be provided to Centra by Ernst & Young LLP.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements:

The following consolidated financial statements of Centra Financial Holdings Inc. and subsidiaries are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP)	85
Consolidated Balance Sheets as of December 31, 2010 and 2009	48
Consolidated Statements of Income for the years ended December 31, 2010, 2009, and 2008	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009, and 2008	50
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	51
Notes to the Consolidated Financial Statements	52
Centra Financial Holdings Inc.: (Parent Company Only Financial Statements are included in Note 17 of the Notes to the Consolidated Financial Statements)	79

(a)(2) Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

(a)(3) Exhibits

Exhibits filed with this Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 93. The Exhibit Index specifically identifies each management contract or compensatory plan required to be filed as an exhibit to this Form 10-K.

(b) Exhibits

Exhibits filed with Annual Report on Form 10-K are attached hereto. For a list of such exhibits, see “Exhibit Index” beginning at page 93.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRA FINANCIAL HOLDINGS, INC.

By:	/s/ Douglas J. Leech
Douglas J. Leech,
President and Chief Executive Officer

Date: March 16, 2011

By:	/s/ Darren K. Williams
Darren K. Williams,
SVP-CFO Principal Financial and
Accounting Officer

Date: March 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Douglas J. Leech Douglas J. Leech	President and Chief Executive Officer and Director	March 16, 2011

/s/ C. Christopher Cluss C. Christopher Cluss	Director	March 16, 2011

/s/ James W. Dailey II James W. Dailey II	Director	March 16, 2011

/s/ Arthur Gabriel Arthur Gabriel	Director	March 16, 2011

/s/ Robert A. McMillan Robert A. McMillan	Director	March 16, 2011

/s/ Michael A. Murray Michael A. Murray	Director	March 16, 2011

/s/ Mark R. Nesselroad Mark R. Nesselroad	Director	March 16, 2011

Signatures	Title	Date

/s/ Parry G. Petroplus Parry G. Petroplus	Director	March 16, 2011

/s/ Milan Puskar Milan Puskar	Director	March 16, 2011

/s/ Paul T. Swanson Paul T. Swanson	Director	March 16, 2011

/s/ Bernard G. Westfall Bernard G. Westfall	Director	March 16, 2011

CENTRA FINANCIAL HOLDINGS, INC. AND SUBSIDIARIES ANNUAL REPORT ON
FORM 10-K
for Fiscal Year Ended December 31, 2010.

EXHIBIT INDEX

Exhibit
Number	Description	Exhibit Location

3.1	Articles of Incorporation	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
3.2	Bylaws	Form 10-K for the year ended December 31, 2010, and incorporated by reference herein.
4.1	Shareholder Protection Rights Agreement	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.1	Centra Financial Holdings, Inc. 1999 Stock Incentive Plan dated as of April 27, 2000	Form 10-KSB for the year ended December 31, 2000, and incorporated by reference herein.
10.2	Lease agreement with Platinum Plaza, Inc.	Form S-4 Registration Statement, Registration No. 333-36186, filed December 23, 1999, and incorporated by reference herein.
10.3	Lease agreement with Frank and Teresa Fargo for premises occupied by the Williamsport Pike office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.4	Lease agreement with Columbus, LLC for premises occupied by the 450 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.5	Lease agreement with Van Wyk Enterprises, Inc. for premises occupied by the 300 Foxcroft Avenue office	Form 10-KSB for the year ended December 31, 2001, and incorporated by reference herein.
10.6	Lease agreement with Union Properties for unimproved real estate at the corner of West Virginia Route 857 and Venture Drive	Form 10-KSB for the year ended December 31, 2002, and incorporated by reference herein.
10.07	Indenture with Centra Financial Holdings, Inc. as Issuer and Wilmington Trust Company as Trustee	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.08	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.09	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Wilmington Trust Company	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
10.10	Deferred compensation plan for directors	Form 10-K for the year ended December 31, 2005, and incorporated by reference herein.
10.11	Stock Purchase Agreement with shareholders of Smithfield State Bank	Form 8-K filed March 16, 2006, and incorporated by reference herein.
10.12	Indenture with Centra Financial Holdings, Inc. as Issuer and Bear Stearns as Trustee	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.13	Floating Rate Junior Subordinated Deferrable Interest Debenture	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.14	Guarantee Agreement by and between Centra Financial Holdings, Inc. and Bear Stearns	Form 10-Q for the quarter ended June 30, 2006, and incorporated by reference herein.
10.15	Executive Supplemental Retirement Plan for Douglas J. Leech dated April 20, 2000	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein

Exhibit
Number		Description	Exhibit Location

10	.15a	Life Insurance Method Split Dollar Plan Agreement	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10	.15b	Rabbi Trust for the Executive Supplemental Retirement Plan Agreement and the Endorsement Method Split Dollar Plan Agreement.	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.16		Executive Salary Continuation Plan for Kevin D. Lemley dated January 24, 2001	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.17		Executive Salary Continuation Plan for Henry M. Kayes, Jr. dated September 6, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.18		Executive Salary Continuation Plan for Kevin D. Lemley dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.19		Executive Salary Continuation Plan for E. Richard Hilleary dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.20		Executive Salary Continuation Plan for Karla J. Strosnider dated September 7, 2005	Form 10-K for the year ended December 31, 2006, and incorporated by reference herein
10.21		Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.22		Employment and Change-of-Control Agreement with Timothy P. Saab	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.23		Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.24		Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.25		Employment and Change-of-Control Agreement with Karla J. Strosnider	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.26		Employment and Change-of-Control Agreement with John T. Fahey	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.27		Employment Agreement of Douglas J. Leech dated January 17, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.28		Executive Supplemental Retirement Plan for Douglas J. Leech dated February 23, 2008	Form 10-K for the year ended December 31, 2007, and incorporated by reference herein
10.29		Amendment and Restated Employee and Change-of-Control Agreement with S. Todd Eckels	Form 10-K filed October 16, 2008, and incorporated by reference herein.
10.30		Amendment to Executive Salary Continuation Agreement for John T. Fahey dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.31		Amendment to Executive Salary Continuation Agreement for E. Richard Hilleary dated December 24,2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.32		Amendment to Executive Salary Continuation Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.33		Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.34	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24 ,2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.35	Amendment to Executive Salary Continuation Agreement for Karla J. Strosnider dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.36	Amendment to Executive Salary Continuation Agreement for Kevin D. Lemley dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.37	Amendment to Executive Salary Continuation Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.38	Amendment to Executive Salary Continuation Agreement for Douglas J. Leech, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.39	Supplemental Executive Retirement Agreement for John T. Fahey dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.40	Supplemental Executive Retirement Agreement for Kevin D. Lemley dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.41	Supplemental Executive Retirement Agreement for Timothy P. Saab dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.42	Supplemental Executive Retirement Agreement for Karla J. Strosnider dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.43	Supplemental Executive Retirement Agreement for E. Richard Hilleary dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.44	Supplemental Executive Retirement Agreement for Henry M. Kayes, Jr. dated December 24, 2008	Form 10-K filed December 31, 2008, and incorporated by reference herein.
10.45	Amendment to Employment Agreement of Douglas J. Leech, Jr.	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.46	Agreement Amending Supplemental Executive Retirement Plan Agreement for Douglas J. Leech, Jr.	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.47	Amendment to Centra Bank, Inc. 2008 Executive Incentive Bonus Plan	Form 8-K filed January 20, 2009 and incorporated by reference herein.
10.48	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 8-K filed June 2, 2009 and incorporated by reference herein.
10.49	Employment and Change-of-Control Agreement with E. Richard Hilleary	Form 8-K filed June 2, 2009 and incorporated by reference herein.
10.50	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 8-K filed October 30, 2009 and incorporated by reference herein.
10.51	Employment and Change-of-Control Agreement with Henry M. Kayes, Jr.	Form 8-K filed June 6, 2010 and incorporated by reference herein.
10.52	Employment and Change-of-Control Agreement with Darren K. Williams	Form 8-K filed June 6, 2010 and incorporated by reference herein.
10.53	Employment and Change-of-Control Agreement with Kevin D. Lemley	Form 8-K filed June 6, 2010 and incorporated by reference herein.

Exhibit
Number	Description	Exhibit Location

10.54	Amendment to Employment Agreement of Douglas J. Leech, Jr.	Form 8-K filed September 23, 2010 and incorporated by reference herein.
10.55	Amendment to Employment Agreement of Douglas J. Leech, Jr.	Form 8-K filed February 23, 2011 and incorporated by reference herein.
10.56	Waiver and Amendment to Employment Agreement, 2000 SERP and 2008 SERP of Douglas J. Leech, Jr.	Form 8-K filed February 23, 2011 and incorporated by reference herein.
12	Statement Re: Computation of Ratios	Filed herewith.
14	Code of Ethics	Form 10-K for the year ended December 31, 2004, and incorporated by reference herein.
21	Subsidiaries of Registrant	Filed herewith.
23	Consent of Independent Registered Public Accounting Firm	Filed herewith.
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002	Filed herewith.
99.1	Proxy Statement for the 2009Annual Meeting	To be filed.
99.2	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	Found on page 73