Form 10-Q
period 2011-03-31
CENTRA FINANCIAL HOLDINGS INC
filed 2011-05-12
CIK 1099932

United States
Securities and Exchange Commission
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2011
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
As of April 30, 2011, the number of shares outstanding of the registrant’s only class of common stock was 8,515,368.

Centra Financial Holdings, Inc.

Part I. Financial Information

Item 1.	Financial Statements
Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31	December 31
	2011	2010
(Dollars in Thousands, Except Per Share Data)	(Unaudited)	(Note B)
Assets
Cash and due from banks	$5,357	$4,815
Interest-bearing deposits in other banks	2,734	2,627
Federal funds sold	96,737	116,189

Total cash and cash equivalents	104,828	123,631

Available-for-sale securities, at fair value (amortized cost of $117,772 at March 31, 2011 and $128,493 at December 31, 2010)	119,203	129,957
Other investment securities, at cost	3,802	3,983

Loans, net of unearned income	1,053,086	1,051,857
Allowance for loan losses	(18,687)	(18,586)

Net loans	1,034,399	1,033,271

Premises and equipment, net	20,663	20,727
Loans held for sale	3,212	7,411
Goodwill and other intangible assets	14,631	14,816
Bank owned life insurance	19,420	19,248
Other assets	21,569	21,052

Total assets	$1,341,727	$1,374,096

Liabilities
Deposits
Non-interest bearing	$172,768	$160,092
Interest bearing	963,934	1,007,622

Total deposits	1,136,702	1,167,714

Short-term borrowings	32,468	37,622
Long-term debt	20,000	20,000
Other liabilities	13,917	12,912

Total liabilities	1,203,087	1,238,248

Stockholders’ equity
Preferred stock, $1 par value, 1,000,000 authorized, none issued	—	—
Common stock, $1 par value, 50,000,000 authorized, 8,500,571 and 8,451,444 issued and outstanding on March 31, 2011 and December 31, 2010, respectively	8,501	8,451
Additional paid-in capital	121,989	121,427
Accumulated earnings	7,274	5,074
Accumulated other comprehensive income	876	896

Total stockholders’ equity	138,640	135,848

Total liabilities and stockholders’ equity	$1,341,727	$1,374,096

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Income

	Three Months Ended
	March 31
(Unaudited) (Dollars in Thousands Except Per Share Data)	2011	2010
Interest income
Loans, including fees	$13,967	$14,552
Loans held for sale	45	20
Securities available-for-sale	567	831
Interest-bearing bank balances	—	1
Federal funds sold	55	39

Total interest income	14,634	15,443

Interest expense
Deposits	2,767	4,410
Short-term borrowings	26	44
Long-term debt	114	111

Total interest expense	2,907	4,565

Net interest income	11,727	10,878

Provision for credit losses	1,015	755

Net interest income after provision for credit losses	10,712	10,123

Other income
Service charges on deposit accounts	880	855
Other service charges and fees	768	666
Secondary market income	235	184
Other	344	223

Total other income	2,227	1,928

Other expense
Salary and employee benefits	4,359	4,586
Occupancy expense	813	863
Equipment expense	490	543
Advertising	239	384
Professional fees	334	246
Data processing	666	648
Other outside services	209	213
Regulatory assessment	455	398
Other	1,031	1,115

Total other expense	8,596	8,996

Net income before income tax	4,343	3,055

Income tax expense	1,506	1,003

Net income	2,837	2,052

Basic earnings per share	$0.33	$0.27
Diluted earnings per share	$0.32	$0.25
Basic weighted-average shares outstanding	8,481,475	7,694,931
Diluted weighted-average shares outstanding	8,810,992	8,148,610
Cash dividends declared per share	$0.075	$0.05
Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2011 and 2010

				Accumulated
		Additional		Other
	Common	Paid-in	Accumulated	Comprehensive
(Unaudited) (Dollars in Thousands)	Stock	Capital	Earnings	Income	Total
Balance, January 1, 2010	$7,123	$97,320	$(838)	$1,539	$105,144

Issuance of shares of common stock	1,047	19,827	—	—	20,874
Cash dividend declared on common stock, $0.05 per share	—	—	(419)	—	(419)
Stock based compensation expense	—	550	—	—	550
Exercise of 203,927 stock options	204	1,156	—	—	1,360
Shares issued through dividend reinvestment plan	24	465	—	—	489
Comprehensive income:
Net income	—	—	2,052	—	2,052
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($159)	—	—	—	(220)	(220)

Total comprehensive income	—	—	—	—	1,832

Balance, March 31, 2010	$8,398	$119,318	$795	$1,319	$129,830

Balance, January 1, 2011	$8,451	$121,427	$5,074	$896	$135,848

Cash dividend declared on common stock, $0.075 per share	—	—	(637)	—	(637)
Stock based compensation expense	—	12	—	—	12
Exercise of 49,126 stock options	50	550	—	—	600
Comprehensive income:
Net income	—	—	2,837	—	2,837
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of income taxes of ($13)	—	—	—	(20)	(20)

Total comprehensive income					2,817

Balance, March 31, 2011	$8,501	$121,989	$7,274	$876	$138,640

Notes to consolidated financial statements are an integral part of these statements.

Centra Financial Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31
(Unaudited) (Dollars in Thousands)	2011	2010
Operating activities
Net income	$2,837	$2,052
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of discounts on securities	(13)	(49)
Amortization of premiums on securities	469	303
Amortization of intangibles	185	185
Provision for credit losses	1,015	755
Deferred income tax benefit	(325)	(548)
Depreciation	485	522
Loans originated for sale	(10,579)	(13,072)
Proceeds of loans sold	15,013	12,972
Gain on sale of loans	(235)	(184)
Stock option expense	12	550
Increase in cash surrender value of life insurance	(172)	(174)
Increase (decrease) in other liabilities	1,156	(293)
(Increase) decrease in other assets	(473)	1,184

Net cash provided by operating activities	9,375	4,203

Investing activities
Purchases of premises and equipment	(422)	(157)
Purchases of available-for-sale securities	(101)	(5,408)
Sales, calls and maturities of available-for-sale securities	10,547	9,675
Net (increase) decrease in loans made to customers	(2,156)	4,162

Net cash provided by investing activities	7,868	8,272

Financing activities
Net (decrease) increase in deposits	(31,012)	27,088
Net decrease in securities sold under agreement to repurchase	(5,154)	(6,842)
Cash received from exercise of stock options	463	1,360
Cash received from dividend reinvestment plan	—	324
Cash dividends paid on common stock	(343)	(191)
Proceeds of stock offering	—	20,873

Net cash (used in) provided by financing activities	(36,046)	42,612

Net increase in cash and cash equivalents	(18,803)	55,087

Cash and cash equivalents — beginning of period	123,631	74,564

Cash and cash equivalents — end of period	$104,828	$129,651

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
Note B — Basis of Presentation
Centra’s consolidated financial statements have been prepared in accordance with Centra’s accounting and reporting policies, which are in conformity with U. S. generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Such policies require management to make estimates and develop assumptions that affect the amounts reported in the consolidated financial statements and related footnotes. Actual results could differ from management’s estimates. Also, they do not include all the information and footnotes required by U. S. generally accepted accounting principles for annual year-end financial statements. In the opinion of management, all material adjustments considered necessary for a fair presentation, have been included and are of a normal, recurring nature. The balance sheet as of December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U. S. generally accepted accounting principles. Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in Centra’s December 31, 2010, Form 10-K filed with the Securities and Exchange Commission.
Note C — Net Income Per Common Share
Centra determines basic earnings per share by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined by dividing net income available to common shareholders by the weighted average number of common shares outstanding increased by the number of shares that would be issued assuming the exercise of stock options. At March 31, 2011 and 2010, stock options outstanding and available to be exercised were 1,161,448 and 1,156,379 shares at an average price of $13.41 and $11.16 respectively.

The calculation of basic and diluted earnings per common share was a follows:

	Three Months Ended
	March 31
(Dollars in Thousands except for per Share Data)	2011	2010
Net income	$2,837	$2,052

Weighted-average common shares outstanding	8,481,475	7,694,931
Effect of potentially dilutive common shares	329,517	453,679

Total weighted-average common shares outstanding	8,810,992	8,148,610

Earnings per Share
Basic	$0.33	$0.27
Diluted	$0.32	$0.25
Note D — Fair Value Measurements
Centra utilizes a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect Centra’s market assumptions. The three levels of the fair value hierarchy under Fair Value Measurements based on these two types of inputs are as follows:
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
The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2011 and December 31, 2010:
Fair Value Measurements at March 31, 2011 Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Unaudited) (Dollars in Thousands)	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities
Debt securities:
U.S. Government sponsored agencies	$90,232	$—	$90,232	$—
State and municipal	27,803	—	27,803	—
Corporate	759	—	759	—
Equity securities:
Financial institution stock	409	409	—	—

Total	$119,203	$409	$118,794	$—

Fair Value Measurements at December 31, 2010 Using:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in Thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Available-for-sale securities:
Debt securities:
U.S. Government sponsored agencies	$99,785	$—	$99,785	$—
State and municipal	29,008	—	29,008	—
Corporate	771	—	771	—
Equity securities:				—
Financial institution stock	393	393	—	—

Total	$129,957	$393	$129,564	$—

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
The following table summarizes financial assets, including impaired loans that have been written down and other real estate owned recorded at the lower of cost or market, that were measured at fair value on a nonrecurring basis as of March 31, 2011:
Fair Value Measurements at March 31, 2011 Using:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Unaudited) (Dollars in Thousands)	Balance as of	Assets	Inputs	Inputs
Description	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Assets
Nonaccrual loans	$18,209	$—	$—	$18,209
Other real estate owned	$3,328	$—	$—	$3,328
Fair Value Measurements at December 31, 2010 Using:

Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
(Dollars in Thousands)	Balance as of	Assets	Inputs	Inputs
Description	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Assets
Nonaccrual loans	$18,220	$—	$—	$18,220
Other real estate owned	$2,826	$—	$—	$2,826

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with generally accepted accounting principles (GAAP.) Adjustments to the fair value of these assets usually result from the application of lower-of-cost-or-market accounting or write-downs of individual assets.
Loans held for sale: Loans held for sale are carried at the lower of cost or market value. These loans currently consist of one-to-four family residential loans originated for sale in the secondary market. Fair value is based on the price secondary markets are currently offering for similar loans which is not materially different than cost due to the short duration between origination and sale (Level 2). As such, Centra records any fair value adjustments on a nonrecurring basis. Gains and losses on the sale of loans are recorded within secondary market income on the Consolidated Statements of Income. For the three months ended March 31, 2011 and 2010, no fair value adjustment was recorded related to loans held for sale.
Allowance for Credit Losses: Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected. For such loans, impairment is measured based on the present value of expected future cash flows to be received from the borrower, or alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent. Impairment is typically measured based on the fair value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing an income or market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company (Level 3). The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’ financial statements if not considered significant. Likewise, values for inventory and accounts receivable collateral are based on financial statement balances or aging reports (Level 3). Any fair value adjustments from the underlying collateral on impaired loans are recorded in the period incurred as provision for credit losses on the Consolidated Statements of Income. For the three months ended March 31, 2011 and 2010, no such fair value adjustment was recognized in earnings that related to the allowance for loan losses allocated to impaired loans.
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
Goodwill and Core Deposit Intangible: Goodwill is carried at cost basis and is reviewed annually for impairment. Core Deposit Intangible is recorded at cost and amortized monthly and reviewed annually for impairment or earlier if indicators of impairment exist. If impairment exists, the measurement of loss is based on the fair value of the reporting unit (goodwill) and the core deposit intangible. For the three months ended March 31, 2011 and 2010, no fair value adjustment was recorded.
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
The estimated fair values of Centra’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
(Dollars in Thousands)	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$104,828	$104,828	$123,631	$123,631
Investment securities	123,005	123,005	129,957	129,957
Loans	1,053,086	1,072,105	1,051,857	1,098,876
Loans Held for Sale	3,212	3,212	7,411	7,411

Financial liabilities:
Deposits	$1,136,702	$1,142,372	$1,167,714	$1,167,726
Short-term borrowings	32,468	32,468	37,622	37,622
Long-term debt	20,000	20,000	20,000	20,000
Note E — Investment Securities

	Securities Classified as Available-for-Sale
		Gross	Gross	Estimated
	Amortized	Unrealized	Unrealized	Fair
(Dollars in Thousands)	Cost	Gains	Losses	Value
At March 31, 2011:
Debt securities:
U.S. Government sponsored agencies	$89,720	$513	$(1)	$90,232
State and municipal	26,906	899	(2)	27,803
Corporate	753	6	—	759
Equity securities:
Financial institution stock	393	16	—	409

Total available-for-sale securities	$117,772	$1,434	$(3)	$119,203

At December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$99,152	$649	$(16)	$99,785
State and municipal	28,192	817	(1)	29,008
Corporate	756	15	—	771
Equity securities:
Financial institution stock	393	—	—	393

Total available-for-sale securities	$128,493	$1,481	$(17)	$129,957

At March 31, 2011 and December 31, 2010, investment securities having a carrying value of $108.6 million and $114.1 million, respectively were pledged to secure public deposits and repurchase agreements in accordance with federal and state requirements.
Provided below is a summary of securities available-for-sale which were in an unrealized loss position at March 31, 2011 and December 31, 2010. Two securities are in an unrealized loss position at March 31, 2011 compared to ten securities at December 31, 2010. Centra has the intent to hold these securities and it is more likely than not that Centra will not be required to sell the securities before the anticipated recovery in fair value or by the time these securities mature. Further, Centra believes the deterioration in fair value is attributable to changes in market interest rates and not credit quality of the issuer.

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in Thousands)	Value	Losses	Value	Losses	Value	Losses
At March 31, 2011:
Debt securities:
U.S. Government sponsored agencies	$2,026	$(1)	$—	$—	$2,026	$(1)
State and municipal	374	(2)	—	—	374	(2)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$2,400	$(3)	$—	$—	$2,400	$(3)

At December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$16,559	$(16)	$—	$—	$16,559	$(16)
State and municipal	519	(1)	—	—	519	(1)
Corporate	—	—	—	—	—	—
Equity securities:
Financial institution stock	—	—	—	—	—	—

Total	$17,078	$(17)	$—	$—	$17,078	$(17)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of Centra to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2011, Centra determined that no other-than-temporary impairments existed within the available-for-sale securities portfolio.
The estimated maturities presented in the tables below may differ from the contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. The portfolio contains no single issue (excluding U.S. government and U.S. agency securities) that exceeds 10% of stockholders’ equity.
The fair value of the available-for-sale securities portfolio as of March 31, 2011 and December 31, 2010 by contractual maturity, are shown below:

	Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10	Over 10
(Dollars in Thousands)	year	years	years	years	Total
At March 31, 2011:
Debt securities:
U.S. Government sponsored agencies	$47,318	$42,914	$—	$—	$90,232
State and municipal	1,904	25,794	105	—	27,803
Corporate	759	—	—	—	759
Equity securities:
Financial institution stock	—	—	—	409	409

Total	$49,981	$68,708	$105	$409	$119,203

	Fair Value Due:
			After 5
		After 1 year	years
	Within 1	through 5	through 10	Over 10
(Dollars in Thousands)	year	years	years	years	Total
At December 31, 2010:
Debt securities:
U.S. Government sponsored agencies	$42,246	$57,539	$—	$—	$99,785
State and municipal	1,678	27,224	106	—	29,008
Corporate	771	—	—	—	771
Equity securities:
Financial institution stock	—	—	—	393	393

Total	$44,695	$84,763	$106	$393	$129,957

As of March 31, 2011 and December 31, 2010, other investments at cost were equal to $3.8 million and $4.0 million, respectively, and consisted of Federal Home Loan Bank stock. These securities are carried at cost since they do not have readily determinable fair values due to their restricted nature and Centra does not exercise significant influence.
Note F — Loans and Allowance for Loan Losses
Centra’s lending is primarily focused in the north central and eastern panhandle areas of West Virginia, south western Pennsylvania and western Maryland, and consists principally of commercial lending, retail lending, which includes single-family residential mortgages, and other consumer lending. All credits were subjected to Centra’s normal commercial underwriting standards and did not present more than the normal amount of risk assumed in other lending areas.
The following is a detail of total loans outstanding:

	March 31,	December 31,
(Dollars in Thousands)	2011	2010

Commercial	$158,209	$160,526
Real estate, commercial	649,912	638,951
Real estate, mortgage	181,469	185,272
Consumer	63,496	67,108

Total loans	$1,053,086	$1,051,857

The allowance for loan losses represents an estimation of probable credit losses inherent in the loan portfolio. The allowance for loan losses and changes therein as of and for the years ended March 31, 2011 and December 31, 2010 include the following activity:

		Commercial
(Dollars in Thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance — December 31, 2010	$2,482	$9,966	$2,487	$3,651	$18,586
Charge-offs	(103)	(421)	(302)	(123)	(949)
Recoveries	2	10	10	2	24
Provision	(14)	628	354	58	1,026

Ending balance — March 31, 2011	$2,367	$10,183	$2,549	$3,588	$18,687

		Commercial
(Dollars in Thousands)	Commercial	Real Estate	Consumer	Residential	Total
Allowance for loan losses:
Beginning balance — December 31, 2009	$2,177	$9,582	$2,248	$4,003	$18,010
Charge-offs	(759)	(3,048)	(313)	(1,044)	(5,164)
Recoveries	35	141	116	73	365
Provision	1,029	3,291	436	619	5,375

Ending balance — December 31, 2010	$2,482	$9,966	$2,487	$3,651	$18,586

The allowance for credit losses on lending related commitments represents an estimation of probable credit losses inherent in the off balance sheet unused commitments and is classified as other liabilities in the financial statements.
Activity in the allowance for loan losses on lending related commitments follows:

	March 31,	March 31,
(Dollars in Thousands)	2011	2010

Balance, January 1	$1,174	$1,460
Benefit	(11)	(150)

Ending Balance	$1,163	$1,310

The provisions for loan and credit losses are as follows:

	March 31,	March 31,
(Dollars in Thousands)	2011	2010

Provision for loan losses	$1,026	$905
Benefit for credit losses	(11)	(150)

Ending Balance	$1,015	$755

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
Total nonaccrual loans are summarized as follows:

	March 31,	December 31,
(Dollars in Thousands)	2011	2010
Commercial	$2,992	$1,979
Commercial real estate:
Commercial real estate construction	—	1,860
Commercial real estate — other	11,323	10,796
Consumer:
Consumer — other	1,291	1,169
Consumer — auto	108	207
Residential	2,495	2,209

Total nonaccrual loans	$18,209	$18,220

As of March 31, 2011, total impaired loans were $25.1 million, which includes non-accrual loans of $18.2 million and two loans totaling $6.9 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $17.0 million required specific reserves due to shortfalls in collateral value. Centra reserved $4.2 million for impaired loans as of March 31, 2011.

Impaired Loans as of March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
(Dollars in Thousands)	Investment	Balance	Allowance	Investment	Recognized
With no related allowance recorded
Commercial	$1,225	$1,283	$—	$1,225	$2
Commercial real estate:
Commercial real estate construction	—	—	—	—	—
Commercial real estate — other	3,454	4,624	—	3,539	6
Consumer:
Consumer — other	1,291	1,216	—	1,229	22
Consumer — auto	108	117	—	114	3
Residential	1,959	2,433	—	2,196	16

Total impaired without related allowance	$8,307	$9,673	$—	$8,303	$49
With an allowance recorded:
Commercial	$1,767	$1,806	$712	$1,768	$2
Commercial real estate:
Commercial real estate construction	1,816	1,816	301	1,808	24
Commercial real estate — other	12,910	14,361	3,060	12,924	75
Residential	536	536	93	536	1

Total impaired with related allowance	$17,029	$18,519	$4,166	$17,036	$102

Total:
Commercial	$21,172	$23,890	$4,073	$21,264	$109
Consumer	1,399	1,333	—	1,343	25
Residential	2,495	2,969	93	2,732	17

Total impaired loans	$25,066	$28,192	$4,166	$25,339	$151

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

Interest income that would have been recognized on the impaired loans, if they were current under their original terms and interest recognized under the cash basis of accounting, as of March 31, 2011 and December 31, 2010 were not material to the financial statements.
Loans are deemed delinquent when scheduled principal and interest payments are 30 — 90 days past due. Centra did not have any loans past due ninety days and still accruing interest as of March 31, 2011 and December 31, 2010. Analyses of the age of past due loans are as follows:
Age Analysis of Past Due Loans As of March 31, 2011

			Greater
	30-59 Days	60-89 Days	than 90	Total Past		Total
(Dollars in Thousands)	Past Due	Past Due	Days	Due	Current	Loans
Commercial	$282	$92	$2,992	$3,366	$154,843	$158,209
Commercial real estate:
Commercial real estate construction	1,868	—	—	1,868	50,293	52,161
Commercial real estate — other	632	41	11,323	11,996	585,758	597,754
Consumer:
Consumer — other	573	25	1,291	1,890	53,300	55,190
Consumer — auto	76	21	108	205	8,098	8,303
Residential	4,374	405	2,495	7,273	174,196	181,469

Total	$7,805	$584	$18,209	$26,598	$1,026,488	$1,053,086

Age Analysis of Past Due Loans As of December 31, 2010

			Greater
	30-59 Days	60-89 Days	than 90	Total Past		Total
(Dollars in Thousands)	Past Due	Past Due	Days	Due	Current	Loans
Commercial	$337	$9	$1,979	$2,325	$158,201	$160,526
Commercial real estate:
Commercial real estate construction	1,464	262	1,860	3,586	50,764	54,350
Commercial real estate — other	2,493	—	10,797	13,290	571,311	584,601
Consumer:
Consumer — other	814	232	1,168	2,214	56,040	58,254
Consumer — auto	82	91	207	380	8,474	8,854
Residential	4,265	983	2,209	7,457	177,815	185,272

Total	$9,455	$1,577	$18,220	$29,252	$1,022,605	$1,051,857

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

•
Special mention applies to borrowers with often unstable financial condition and position and is susceptible to current economic or market conditions. The borrower’s ability to repay from primary sources is currently adequate, but threatened by potential weakness. Borrowers may experience adverse operating trends or may be operating with unusually high financial leverage. Borrowers may also have filed bankruptcy and are successfully operating under a plan of reorganization that adequately repays their debt.

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

•	Doubtful/loss applies to loans that are partially or totally uncollectible. The collateral values securing these loans are not sufficient to completely cover the loss.
The following summarizes commercial loan credit quality as of March 31, 2011 and December 31, 2010.

			Commercial Real Estate		Commercial Real Estate -
	Commercial		Construction		Other
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Grade
Pass	$139,440	$140,064	$40,968	$41,889	$528,864	$524,884
Management Attention	15,051	15,071	7,431	7,034	36,860	34,994
Special Mention	1,004	1,026	1,847	156	19,347	16,564
Substandard	2,714	4,365	1,915	5,271	12,683	8,159

Total	$158,209	$160,528	$52,161	$54,350	$597,754	$584,601

The following summarizes the credit quality of consumer and residential real estate loans as of March 31, 2011 and December 31, 2010:

	Consumer - Other		Consumer - Auto		Residential
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(Dollars in Thousands)	2011	2010	2011	2010	2011	2010
Performing	$53,899	$57,085	$8,195	$8,647	$178,945	$183,063
Nonperforming	1,291	1,169	108	207	2,495	2,209

Total	$55,190	$58,254	$8,303	$8,854	$181,440	$185,272

Centra may modify the term, interest rate or principal and interest due on a loan. As of March 31, 2011, Centra conceded to interest rate modifications on one loan compared to three loans as of December 31, 2010. The following summarizes Centra’s loan modification as of March 21, 2011:

	Loan Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
(Dollars in Thousands)	of Loans	Balance	Balance
Troubled Debt Restructurings
Residential	1	222	222

Total	1	$222	$222

The following summarizes Centra’s loan modifications as of December 31, 2010:

	Loan Modifications
		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding
(Dollars in Thousands)	of Loans	Balance	Balance
Troubled Debt Restructurings
Commercial real estate — other	1	$347	$345
Residential	2	371	374

Total	3	$718	$719

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Private Securities Litigation Reform Act of 1995 indicates that the disclosure of forward-looking information is desirable for investors and encourages such disclosure by providing a safe harbor for forward-looking statements that involve risk and uncertainty. All statements other than statements of historical fact included in this Form 10-Q including statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. When considering forward-looking statements, you should keep in mind cautionary statements in this document and other SEC filings including the “Risk Factors” section of Item 1A of our 2010 Annual Report on Form 10-K. In order to comply with the terms of the safe harbor, the corporation notes that a variety of factors, (e.g., changes in the national and local economies, changes in the interest rate environment, competition, changes in governmental regulation, additional FDIC special assessments, etc.) could cause Centra’s actual results and experience to differ materially from the anticipated results or other expectations expressed in those forward-looking statements.
The following data should be read in conjunction with the unaudited consolidated financial statements and the management’s discussion and analysis that follows.
As of March 31, 2011 and 2010, or for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31
	2011	2010
Net income to:
Average assets	0.85%	0.63%
Average stockholders’ equity	8.36	7.12
Net interest margin	3.84	3.67

Average stockholders’ equity to average assets	10.17	8.92
Total loans to total deposits (end of period)	92.64	89.17
Allowance for loan losses to total loans (end of period)	1.77	1.76
Allowance for credit losses to total loans (end of period)	1.88	1.89
Efficiency ratio*	60.21	71.63
Capital ratios:
Tier 1 capital ratio	13.99	13.39
Risk-based capital ratio	15.24	14.65
Leverage ratio	10.69	10.27
Cash dividends as a percentage of net income	22.45%	20.37%
Per share data:
Book value per share (end of period)	$16.31	$15.46
Market value per share (end of period)**	$20.36	$20.00
Basic earnings per share	0.33	0.27
Diluted earnings per share	0.32	0.25
Cash dividends per share	0.075	0.05

*	The efficiency ratio is defined as noninterest expense less amortization of intangibles divided by net interest income plus noninterest income.

**
This determination was made based on an independent third party consulting firm engaged by Centra pursuant to the terms of the Plan. Centra uses an independent third party because its stock does not trade on an exchange or over-the-counter. This valuation has traditionally been based primarily on the stock trading multiples of a group of comparable banks. As no other bank is exactly similar to Centra, choosing a comparable group is a very subjective process. Comparable banks were chosen based on having performance, financial characteristics and geography similar to Centra; however, because of Centra’s location and size there are a very limited number of comparable banks. In past valuations, the primary determination of value was often based on the price times earnings and/or price as a percent of tangible book value, as appropriate, with other methods of valuation, such as but not limited to, price as a percent of assets, discounted cash flows, known trades, previous stock offerings and other information deemed by the consultant to be appropriate in the circumstance. However, because of the Agreement and Plan of Merger between United Bankshares, Inc., and Centra announced on December 16, 2010, in this case, the primary determination of value was based on the closing price of United Bankshares, Inc., Common Stock on March 31, 2011, and the exchange ratio of United Bankshares common stock for Centra Financial Holdings common stock provided for in that Agreement.

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
Application of Critical Accounting Policies
The accounting and reporting policies of Centra conform to US GAAP and to general practices within the financial services industry. The preparation of the financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates. Management has identified the accounting policies that, due to the judgments, estimates and assumptions inherent in those policies, are critical to an understanding of Centra’s Unaudited Consolidated Financial Statements and Management’s Discussion and Analysis at March 31, 2011, which were unchanged from the policies disclosed in Centra’s 2010 Form 10-K.
Results of Operations
Overview of the Statement of Income
Net income increased 38.26% to $2.8 million for the quarter ended March 31, 2011 compared to $2.1 million in the first quarter of 2010. These earnings equated to a return on average assets of 0.85% and 0.63% respectively, and a return on average equity of 8.36% and 7.12%, respectively.
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
Net interest income increased to $11.7 million in the first quarter of 2011 from $10.9 million in the first quarter of 2010. This increase was primarily due to a rise in volume of earning assets.

Centra’s interest bearing assets and liabilities increased during the first quarter of 2011 compared to 2010. The most significant areas of change were commercial and tax exempt loans, which collectively increased to an average balance of $803.7 million for the quarter ended March 31, 2011, from $757.7 million for the quarter ended March 31, 2010. These trends reflect the continued focus on growing the commercial loan portfolio.
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
Net interest margin is calculated by dividing net interest income by average interest-earning assets. This ratio serves as a performance measurement of the net interest revenue stream generated by Centra’s consolidated balance sheet. The net interest margin for the quarter ended March 31, 2011 and 2010 was 3.84% and 3.67% respectively. The net interest margin increased as a result of a decline in the average cost of funds to a rate of 1.14% as of March 31, 2011 compared to 1.78% as of March 31, 2010.
The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2011 and 2010.

	Three Months Ended
	March 31
(Dollars in Thousands)	2011	2010
Net interest income, GAAP basis	$11,727	$10,878
Tax-equivalent adjustment	265	213

Tax-equivalent net interest income	$11,992	$11,091

Management continuously monitors the effects of net interest margin on the performance of Centra. Loan growth, fluctuations in prime lending rates, and mix of the balance sheet will continue to impact net interest margin in future periods. As competition for deposits and quality loans continues, management anticipates continued pressure on the net interest margin.

Average Balances and Interest Rates

	Three Months Ended			Three Months Ended
	March 31, 2011			March 31, 2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
(Unaudited)(Dollars in Thousands)	Balance	Expense	Cost	Balance	Expense	Cost
Assets
Interest-bearing deposits in banks	$2,891	$—	0.04%	$4,523	$1	0.06%
Federal funds sold	101,149	55	0.22	93,358	39	0.17
Loans held for sale	4,392	45	4.17	1,626	20	4.95
Securities (1)(4):
Taxable	96,688	337	1.41	94,570	569	2.41
Tax exempt	27,608	365	5.37	30,314	407	5.45

Loans (2)(3)(4):
Commercial	777,729	9,998	5.21	747,569	10,311	5.59
Tax exempt	26,013	352	5.48	10,108	186	7.47
Consumer	65,148	2,613	7.06	73,544	1,333	7.29
Real estate	184,163	1,134	5.75	188,746	2,790	5.91
Allowance for loan losses	(19,012)			(19,095)

Net loans	1,034,041	14,097	5.53	1,000,872	14,620	5.92

Total earning assets	1,266,769	14,899	4.77	1,225,263	15,656	5.18
Cash and due from banks	4,762			4,877
Other assets	81,070			80,834

Total assets	$1,352,601			$1,310,974

Liabilities
Deposits:
Non-interest bearing demand	$166,475	$—		$144,577	$—

NOW	193,942	231	0.48	177,858	369	0.84
Money market checking	292,959	271	0.37	251,663	797	1.28
Savings	49,812	13	0.10	44,614	39	0.36
IRAs	45,361	244	2.18	48,137	317	2.67
CDs	400,874	2,008	2.03	460,144	2,888	2.55
Short-term borrowings	32,505	26	0.33	35,842	44	0.50
Long-term borrowings	20,000	114	2.30	20,000	111	2.26

Total interest-bearing liabilities	1,035,453	2,907	1.14	1,038,258	4,565	1.78

Other liabilities	13,104			11,247

Total liabilities	1,215,032			1,194,082

Stockholders’ equity
Preferred stock	—			—
Common stock	8,481			7,696
Paid-in capital	121,758			107,728
Accumulated (deficit) earnings	6,429			(4)
Unrealized gains	901			1,472

Total stockholders’ equity	137,569			116,892

Total liabilities and stockholders’ equity	$1,352,601			$1,310,974

Net interest spread			3.63			3.40
Impact of non-interest bearing funds on margin			0.21			0.27

Net interest income margin		$11,992	3.84%		$11,091	3.67%

(1)	Average balances of investment securities based on carrying value.

(2)	Loan fees included in interest income were $230 in 2011 and $230 in 2010.

(3)	Nonaccrual loans are included in the daily average loan amounts outstanding.

(4)	Income is computed on a fully tax-equivalent basis assuming a tax rate of approximately 38.8% in 2011 and 2010.

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
Activity in the allowance for loan losses follows:

	Three Months Ended
	March 31
(Dollars in Thousands)	2011	2010
Allowance for loan losses
Balance, beginning of period	$18,586	$18,010

Loan charge-offs	(949)	(1,106)
Loan recoveries	24	126

Net charge-offs	(925)	(980)

Provision for loan losses	1,026	905

Balance, end of period	$18,687	$17,935

Centra incurred net charge-offs totaling $925,000 during the first quarter 2011 compared to $980,000 during the first quarter 2010. Annualized net charge-offs represented 0.36% of average loans outstanding during the first quarter 2011 compared to 0.39% of average loans outstanding during the first quarter 2010.
Total non-performing loans are loans that are in non-accrual status and renegotiated loans were $18.4 million as of March 31, 2011 compared to $18.9 million as of December 31, 2010. Non-accrual loans continue to be concentrated in commercial loans. Non-accrual commercial loans were $14.3 million as of March 31, 2011 compared to $14.6 million as of December 31, 2010.
Non-performing assets consist of non-accrual loans, renegotiated loans and other real estate owned. Total non-performing assets reached $21.8 million as of March 31, 2011 and December 31, 2010. As of March 31, 2011, other real estate owned was $3.3 million compared to $2.8 million as of December 31, 2010.

Total non-performing assets and accruing loans past due 90 days are summarized as follows:

	March 31	December 31
(Dollars in Thousands)	2010	2009
Nonaccrual loans:
Commercial	$14,315	$14,635
Real Estate	2,495	2,209
Consumer	1,399	1,376

Total nonaccrual loans	18,209	18,220
Other impaired loans, accruing interest	6,857	7,077

Total impaired loans	25,066	25,297

Total nonaccrual loans	18,209	18,220
Renegotiated loans	222	719

Total non-performing loans	18,431	18,939
Other real estate, net	3,328	2,826

Total non-performing assets	$21,759	$21,765

Non-performing loans as a % of total loans	1.75%	1.80%
Allowance for loan losses as a % of non-performing loans	101%	98%
As of March 31, 2011, total impaired loans were $25.1 million, which includes non-accrual loans of $18.2 million and two loans totaling $6.9 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $17.0 million required specific reserves due to shortfalls in collateral value. Centra reserved $4.2 million for impaired loans as of March 31, 2011. As of December 31, 2010, total impaired loans were $25.3 million, which includes non-accrual loans of $18.2 million and three loans totaling $7.1 million that were deemed impaired due to management’s expectation that the borrowers would not be able to satisfy the contractual obligations due to a decline in the collateral values. Of the total impaired loans, $17.6 million required specific reserves due to shortfalls in collateral value. Centra reserved $4.4 million for impaired loans as of December 31, 2010.
In addition, troubled debt restructurings (“TDRs”) are included in impaired loans. As of March 31, 2011, Centra renegotiated terms on one loans with outstanding balances of $222,000 due to the financial difficulties of the borrower as management believes that the new terms serve the best interests of the bank. As of December 31, 2010, Centra renegotiated terms on three loans with outstanding balances of $719,000 due to the financial difficulties of the borrower as management believes that the new terms serve the best interests of the bank.
Accruing loans past due 30 days or more have decreased to $8.4 million as of March 31, 2011 compared to $11.0 million as of December 31, 2010. As of March 31, 2011, only 0.80% of Centra’s total loan portfolio was past due 30 days or more compared to 1.05% as of December 31, 2010. Commercial loans past due 30 days or more make up 51.53% or $4.3 million of the total loan delinquencies. Real estate loans past due 30 days or more comprise 37.25% or $3.1 million of the total loan delinquencies. As of December 31, 2010, Commercial loans past due 30 days or more make up 53.25% or $5.9 million of the total loan delinquencies. Real estate loans past due 30 days or more comprise 36.97% or $4.1 million of the total loan delinquencies.
Centra’s allowance methodology has continued to evolve as the Bank and our loan portfolio has matured. Prior to the recession, our methodology relied heavily upon eleven qualitative factors, peer data, and input from regulatory examiners to estimate variables that would cause loans in the portfolio to become non-performing and ultimately fail in the future. We believe that this approach was proper given the “startup” nature of Centra and the minimal loss experience incurred previous to the recession. As the economy has moved further through the economic cycle, the qualitative variables have manifested themselves into impaired loans for which individual credit reviews are performed and specific loss reserves established.
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

The following table reflects the allocation of the allowance for loan losses as of March 31, 2011 and December 31, 2010:

(Dollars in Thousands)	March 31, 2011	December 31, 2010
Allocation of allowance for loan losses at December 31:
Commercial	$12,550	$12,448
Real estate	3,588	3,651
Consumer	2,549	2,487

Total	$18,687	$18,586

Percent of loans to total loans at December 31:
Commercial	76%	76%
Real estate	17	17
Real estate construction	1	1
Consumer	6	6

Total	100%	100%

Of the $18.7 million allowance for loan losses recorded on March 31, 2011, $12.6 million is allocated to commercial loans, $2.5 million is allocated to consumer loans, and $3.6 million is allocated to real estate loans. A specific reserve of $4.2 million is allocated to impaired loans, which is included in the commercial and real estate loan reserve allocation. Of the $18.6 million allowance for loan losses recorded on December 31, 2010, $12.5 million is allocated to commercial loans, $2.5 million is allocated to consumer loans, and $3.6 million is allocated to real estate loans. A specific reserve of $4.4 million is allocated to impaired loans, which is included in the commercial and real estate loan reserve allocation.
As described earlier, management records the provision for credit losses as a result of its analysis of the adequacy of the allowance for loan losses and the overall management of inherent credit risks. During the first quarter of 2011, Centra recorded a provision for credit losses of $1.0 million related to on balance sheet loans and negative provision of $11,000 for unused off balance sheet commitments. The negative provision for off balance sheet commitments represents a decrease in the overall amount of unused commitments available and thus exposure to credit risk. This compares to a provision for credit losses during the first quarter of 2010 of $905,000 for on balance sheet loans and a negative provision of $150,000 for unused off-balance sheet commitments. The increase in provision for credit losses were necessary to adequately reserve for the deteriorating economic conditions and weakening loan quality as well as an increase in charge-offs.
The allowance for loan losses related to unused off balance sheet commitments and its activity is as follows:

	March 31,	December 31,	March 31,
(Dollars in Thousands)	2011	2010	2010

Balance, beginning of period	$1,174	$1,460	$1,460
Provision	(11)	(286)	(150)

Balance, end of period	$1,163	$1,174	$1,310

Noninterest Income
Fees related to real estate loans sold in the secondary market, service charges on deposit accounts, and electronic banking revenue generate the core of Centra’s noninterest income. Noninterest income totaled $2.2 million in the first quarter of 2011 compared to $1.9 million in the first quarter of 2010. This increase is mainly driven by an improvement of income related to service charges, secondary market income and financial services income.
Service charges on deposit accounts increased to $880,000 in the first quarter of 2011 from $855,000 in the first quarter of 2010. This slight growth was the result from the number of occurrences of underlying NSF activity and changes made to the other deposit related fees during the later part of 2010. Similarly, other service charges and fees increased to $768,000 in the first quarter of 2011 from $666,000 in the first quarter of 2010. This increase resulted from higher interchange revenue resulting from increased activity within our deposit account cardholders.
Centra originates long-term, fixed-rate and adjustable-rate mortgage loans and sells them in the secondary market, servicing released. Centra’s mortgage banking income includes the recognition of fees received from the borrower and the investor upon the sale of the loan. Centra recognized $235,000 from such fees in the first quarter of 2011 compared to $184,000 in the first quarter of 2010. This increase is due to the volume of secondary market loan purchased from Centra’s third party provider increased during the first quarter of 2011 compared to 2010.

Other income increased to $344,000 in the first quarter of 2011 from $223,000 in the first quarter of 2010. Other income increased as a result of growth within our investment services area.
Noninterest Expense
For the first quarter of 2011, noninterest expense totaled $8.6 million compared to $9.0 million in the first quarter of 2010. Centra’s efficiency ratio was 60.21% for the first quarter of 2011 compared to 71.63% for the first quarter of 2010. This ratio measures the efficiency of noninterest expenses incurred in relationship to net interest income plus noninterest income.
Salaries and benefits totaled $4.4 million for the quarter ended March 31, 2011, compared to $4.6 million for the quarter ended March 31, 2010. Centra had 236 full-time equivalent personnel as of March 31, 2011, compared to 246 full-time equivalent personnel as of March 31, 2010. In addition, salaries and benefits expense also decreased due to a decline in stock option expense.
For the quarters ended March 31, 2011 and 2010, occupancy expense totaled $813,000 and $863,000, respectively. The decrease in occupancy expense is primarily the result of lower maintenance costs during the first quarter 2011 compared to 2010.
Equipment expense totaled $490,000 in the first quarter of 2011 compared to $543,000 for the first quarter of 2010. Included in equipment expense is depreciation of furniture, fixtures, and equipment of $301,000 for the quarter ended March 31, 2011, and $367,000 for the quarter ended March 31, 2010. The decrease in depreciation expense drove the overall decrease in equipment expense.
Advertising costs totaled $239,000 in the first quarter of 2011 compared to $384,000 in the first quarter of 2010. Total advertising costs included in 2010 were expenses not incurred in 2011.
Professional fees totaled $334,000 in the first quarter of 2010 compared to $246,000 in the first quarter of 2010. This expense includes legal, accounting and consulting fees paid related to Company operations. The increase is the result of legal expenses incurred related to the pending acquisition.
Data processing costs totaled $666,000 in the first quarter of 2011 compared to $648,000 in the first quarter of 2010. Data processing costs have increased slightly from the prior year in correlation to the number of deposit and loan accounts.
Other outside services totaled $209,000 in the first quarter of 2010 compared to $213,000 in the first quarter of 2010. This decrease is primarily due to a decline in ATM network fees and courier services.
Regulatory assessment expense totaled $455,000 in the first quarter of 2010 compared to $398,000 in the first quarter of 2010. The FDIC has increased the deposit insurance assessment rates in order to recapitalize the regulatory insurance funds, which accounts for the rise in regulatory assessment expense.
Other operating expense totaled $1.0 million in the first quarter of 2011 compared to $1.1 million in the first quarter of 2010. Other operating expenses remained fairly consistent with the prior period.
Income Tax Expense
Centra incurred income tax expense of $1.5 million in the first quarter of 2011 compared to $1.0 million in the first quarter of 2010. Centra’s income tax expense has increased over the prior year due to a rise in net income before tax and non-deductible tax items related to the acquisition. The effective tax rate for the first quarter of 2011 and 2010 was 34.68% and 32.83%, respectively.
Return on Average Assets and Average Equity
Returns on average assets (ROA) and average equity (ROE) were 0.85% and 8.36% for the first quarter of 2011 compared to 0.63% and 7.12% for the first quarter of 2010. These measures have increased compared to the prior period reflecting Centra’s improved earnings.
Centra is considered well capitalized under regulatory and industry standards of risk-based capital. As of March 31, 2011, Centra’s Risk Based Capital was 15.24% which exceeds the 10.0% requirement to be considered a Well Capitalized Bank. Risk Based Capital has increased from 14.65% as of March 31, 2010 due to a rise in capital primarily the result of earnings recognized over the past year. Tier 1 Risk Based Capital was 13.99% as of March 31, 2011 compared to 13.39% as of March 31, 2010, both which exceed the 6.0% requirement to be considered a Well Capitalized Bank.

Financial Condition
Overview of the Consolidated Balance Sheet
Total assets at March 31, 2011, were $1.3 billion or a decrease of $32.4 million since December 31, 2010. Cash and cash equivalents have decreased due to a related decline in interest bearing deposits. Deposits totaled $1.1 billion at March 31, 2011, or a decrease of $31.0 million since December 31, 2010. Short-term borrowings totaled $32.5 million at March 31, 2011, and have decreased $5.2 million since December 31, 2010.
Stockholders’ equity was $138.6 million at March 31, 2011, or an increase of approximately $2.8 million from December 31, 2010, primarily due to first quarter 2011 earnings.
Cash and Cash Equivalents
Cash and cash equivalents totaled $104.8 million as of March 31, 2011, compared to $123.6 million as of December 31, 2010, or a decrease of $18.8 million. The decrease is mostly due to a decline in interest bearing deposits.
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
Investment Securities
Investment securities totaled $119.2 million as of March 31, 2011, and $130.0 million as of December 31, 2010. This decrease of $10.8 million from year-end is due to the maturity of several bonds during the first quarter 2011.
Government-sponsored agency securities comprise the majority of the portfolio. Centra also holds state and municipal securities, corporate issued debt securities and corporate stock. Centra does not hold any single issue or pooled trust preferred securities, perpetual preferred equity securities or any securities collateralized by sub-prime loans.
All of Centra’s investment securities are classified as available-for-sale. Management believes the available-for-sale classification provides flexibility for Centra in terms of growing the bank as well as interest rate risk management. At March 31, 2011, the amortized cost of Centra’s investment securities totaled $117.8 million, resulting in unrealized appreciation in the investment portfolio of $1.4 million and a corresponding increase in Centra’s equity of $876,000, net of deferred income taxes.
As of March 31, 2011, Centra evaluated all investment securities with unrealized losses for impairment. Centra did not recognize any other-than-temporary impairment losses on the investment portfolio during the first quarter 2011.
Other investments totaled $3.8 million as of March 31, 2011 compared to $4.0 million as of December 31, 2010. Other investments are carried at cost and include Federal Home Loan Bank stock.
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
Gross loans reached $1.1 billion as of March 31, 2011, which is an increase of $1.2 million from December 31, 2010. Loan growth is solely due to an increase in commercial loans, which reached $808.2 million as of March 21, 2011. Commercial real estate loans constitute the largest component of the lending portfolio, which is consistent with the nature of our market.

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
Funding Sources
Centra considers a number of alternatives, including but not limited to deposits, brokered deposits, short-term borrowings, and long-term borrowings when evaluating funding sources. Traditional deposits continue to be the most significant source of funds for Centra, reaching $1.1 billion at March 31, 2011.
Non-interest bearing deposits remain a core funding source for Centra. At March 31, 2011, non-interest bearing deposits totaled $172.8 million compared to $160.0 million at December 31, 2010. Management intends to continue to focus on maintaining its base of low-cost funding sources, through product offerings that benefit customers who increase their relationship with Centra by using multiple products and services.
Interest bearing deposits totaled $963.9 million at March 31, 2011, compared to $1.0 billion at December 31, 2010. Average interest-bearing liabilities totaled $1.0 billion during the first quarter of 2011 and 2010. Average non-interest bearing demand deposits totaled $166.5 million for the first quarter of 2011 compared to $144.6 million for the first quarter of 2010.
Along with traditional deposits, Centra has access to both short-term and long-term borrowings to fund its operations and investments. Centra’s short-term borrowings consist of corporate deposits held in overnight repurchase agreements. At March 31, 2011, short-term borrowings totaled $32.5 million compared to $37.6 million at December 31, 2010.
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
Capital/Stockholders’ Equity
On February 17, 2011, the Board of Directors of Centra Financial Holdings, Inc., parent company of Centra Bank, Inc., declared the payment of the company’s thirteenth cash dividend on Centra common stock. Shareholders of record on March 18, 2011 received a cash dividend of $0.075 per share on April 1, 2011.
At March 31, 2011, accumulated other comprehensive income totaled $876,000 compared to $896,000 at December 31, 2010. Because all the investment securities in Centra’s portfolio are classified as available-for-sale, both the investment and equity sections of Centra’s balance sheet are more sensitive to the changing market values of investments.
The primary source of funds for dividends to be paid by Centra Financial Holdings, Inc. is dividends received from its subsidiary bank, Centra Bank. Dividends paid by the subsidiary bank are subject to restrictions by banking regulations. The most restrictive provision requires regulatory approval if dividends declared in any year exceed that year’s retained net profits, as defined, plus the retained net profits, as defined, of the two preceding years. At March 31, 2011, Centra Bank has $25.8 million available for dividends.
Centra has also complied with the standards of capital adequacy mandated by the banking industry. Bank regulators have established “risk-based” capital requirements designed to measure capital adequacy. Risk-based capital ratios reflect the relative risks of various assets banks hold in their portfolios. A weight category of 0% (lowest risk assets), 20%, 50%, or 100% (highest risk assets) is assigned to each asset on the balance sheet. Detailed information concerning Centra’s risk-based capital ratios can be found in Note 12 of the Notes to the Consolidated Financial Statements of Centra’s 2010 Form 10-K. At March 31, 2011, Centra and its banking subsidiary’s risk-based capital ratios exceeded the minimum standards for a well capitalized financial institution.
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
Loan commitments are made to accommodate the financial needs of Centra’s customers. Standby letters of credit commit Centra to make payments on behalf of customers when certain specified future events occur. Centra had standby letters of credit of $36.6 million and $35.1 million at March 31, 2011 and December 31, 2010, respectively. Centra’s exposure to credit loss in the event of nonperformance by the counter-party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. Centra uses the same underwriting standards in making commitments and conditional obligations as it does for on-balance sheet instruments. The amount of collateral obtained is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The total amount of loan commitments outstanding at March 31, 2011 and December 31, 2010, was $143.1 million and $145.7 million, respectively. The total amount of unfunded commitments under lines of credit outstanding at March 31, 2011 and December 31, 2010, was $47.0 million and $46.9 million, respectively. At March 31, 2011 and December 31, 2010, Centra has recorded $1.2 million for probable losses related to these commitments and has classified that accrual in other liabilities in the financial statements.
Centra originates long-term, fixed rate and adjustable mortgage loans and sells them on the secondary market, servicing released. At March 31, 2011 and 2010, Centra had $11.2 million and $8.2 million, respectively, of commitments to borrowers to originate loans to be sold on the secondary market. The fair value of the derivatives related to these commitments is not material to the financial statements.
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

ALCO believes that it is beneficial to monitor interest rate risk for both the short and long-term. Therefore, to effectively evaluate results from model simulations, limits on changes in net interest income and the value of the balance sheet will be established. ALCO has determined that the earnings at risk of Centra shall not change more than 7.5% from base case for each 1% shift in interest rates. Centra is in compliance with this policy as of March 31, 2011, in all rate change scenarios shown below.
The following table is provided to show the earnings at risk and value at risk positions of Centra as of March 31, 2011.
(Dollars in Thousands)

Immediate	Estimated Increase
Interest Rate Change	(Decrease) in Net
(in Basis Points)	Interest Income

300	$453	0.94%
200	90	0.19%
100	(30)	(0.06%)
-100	(1,652)	(3.45%)

Item 3.	Quantitative and Qualitative Disclosure of Market Risk
The information called for by this item is provided under the caption “Market Risk Management” under Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4.	Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, Centra, under the supervision and with the participation of management, including the chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14. Based upon that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company which is required to be included in our periodic SEC filings. There has been no change in Centra’s internal control over financial reporting during the quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect Centra’s internal control over financial reporting.
Part II. Other Information
In accordance with the instructions to Part II, the other specified items in this part have been omitted because they are not applicable or the information has been previously reported.

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
Centra had no material changes from the risk factors identified in the December 31, 2010, filing on Form 10-K.

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

May 11, 2011	CENTRA FINANCIAL HOLDINGS, INC.
	By:	/s/ Douglas J. Leech
Douglas J. Leech
President and Chief Executive Officer

	By:	/s/ Darren K. Williams
Darren K. Williams
Chief Financial Officer